Form 10KSB
period 1997-12-31
LBF CORP
filed 1998-03-17
CIK 1050691

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1997

                Commission File No. 0-22095

              PRINCETON MANAGEMENT CORPORATION
              --------------------------------
       (Name of small business issuer in its charter)

           Colorado                            84-1039267
           --------                            ----------
(State or other jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification Number

                  5650 Greenwood Plaza Blvd.
                         Suite 216
                  Englewood, Colorado 80111
                       (303) 741-1118
                       --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

  Securities registered under Section 12(b) of the Exchange Act:
                            none

 Securities registered under to Section 12(g) of the Exchange Act:

                        Common Stock
                        ------------
                      (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes  X   No
                   ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  x
            -----

Issuer's revenues for its most recent fiscal year: $ -0-
                 (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 31, 1997:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1997 there were 288,600 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

        This Form 10-KSB consists of Twenty Five pages.
         Exhibit Index is Located at Page Twenty Four.

                      TABLE OF CONTENTS

                  FORM 10-KSB ANNUAL REPORT

               PRINCETON MANAGEMENT CORPORATION

                                                             PAGE
                                                             ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         5
Item 3.    Legal Proceedings...........................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         5
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         6
Item 7     Financial Statements........................         7
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        18


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        18
Item 10.   Executive Compensation......................        19
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        21
Item 12.   Certain Relationships and Related
               Transactions............................        22

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        22



SIGNATURES.............................................        23

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Princeton Management Corporation (the "Company"), was incorporated on October 16, 1986 under the laws of the State of Colorado under the name Princeton Oil & Gas, Inc., to engage in any lawful corporate undertaking. The Company has been in the developmental stage since inception and initially was engaged in the business of oil and gas exploration. In November 1996, the Company's Board of Directors elected to change the Company's principal business purpose to those activities described hereinbelow. In November 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation, changing the name of the Company to Princeton Management Corporation, among other matters. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets.

Employees

     During the fiscal year ended December 31, 1997, the Company had no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from its offices at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111. This space is provided to the Company on a rent free basis by the President of the Company and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b)  Holders.  There are ten (10) holders of the Company's
Common Stock.

     As of the date of this report 188,600 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1998, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a)  Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                       Princeton Management Corporation


                             FINANCIAL STATEMENTS

                                    with

                          Independent Auditors' Report
                For The Years Ended December 31, 1997 And 1996
                And For the Period January 1, 1996 (Inception)
                           through December 31, 1997

                       Princeton Management Corporation


                              TABLE OF CONTENTS

                                                                        Page
                                                                        ----

     Independent Auditors' Report                                         1

     Financial Statements

          Balance Sheet                                                   2

          Statement of Operations                                         3

          Statement of Cash Flows                                         4

          Statement of Shareholder's Equity                               5

          Notes to the Financial Statements                              6-8

                         Kish, Leake & Associates P.C.
                          Certified Public Accountants
J.D.Kish, C.P.A., M.B.A.                      7901 E Belleview Ave - Suite 220
James D. Leake, C.P.A., M.T.                         Englewood, Colorado 80111
  ---------------------                               Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                              Facsimile (303) 779-5724


                          Independent Auditor's Report
                          ----------------------------


We have audited the accompanying balance sheet of Princeton Management Corporation (a Developmental Stage Company), at December 31, 1997, and the related statement of operations, cash flows, and shareholders' equity for the fiscal years ended December 31, 1997 and 1996 and the period January 1, 1996 (Inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Management Corporation at December 31, 1997 and the results of its operations and its cash flows for the fiscal years ended December 31, 1997 and 1996 and the period January 1, 1996 (Inception) through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise. The lack of sufficient working capital to operate as of December 31, 1997 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
January 13, 1998

Princeton Management Corporation
(A Development Stage Company)
Balance Sheet
______________________________________________________________________________

                                                                     December
                                                                     31, 1997
                                                                     --------
ASSETS

Current Assets:

Cash                                                                 $  1,857
                                                                     --------
TOTAL ASSETS                                                         $  1,857
                                                                     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                                       $    709
                                                                     --------

SHAREHOLDERS' EQUITY

Preferred Stock, .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                                                 0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 288,600 Shares                                     29

Capital Paid In Excess Of
 Par Value Of Common Stock                                            163,043

Retained (Deficit)                                                   (148,616)

Retained Earnings (Deficit) Accumulated During The
 Development Stage                                                    (13,308)
                                                                     --------
TOTAL SHAREHOLDERS' EQUITY                                              1,148
                                                                     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  1,857
                                                                     ========










     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Princeton Management Corporation
(A Development Stage Company)
Statement Of Operations
______________________________________________________________________________

                                                                   January 1,
                                                                      1996
                                                                   (Inception)
                                            Year Ended  Year Ended   Through
                                             December    December    December
                                             31, 1997    31, 1996    31, 1997
                                             --------    --------    --------
Revenue                                      $      0    $      0    $      0

Expenses:

Administrative                                     30         145         175
Legal And Accounting                            7,959       5,200      13,159
                                             --------    --------    --------
Total                                           7,989       5,345      13,334
                                             --------    --------    --------
Net (Loss) Before Other Income                 (7,989)     (5,345)    (13,334)

Other Income - Interest                             0          26          26
                                             --------    --------    --------
Net (Loss)                                    ($7,989)    ($5,319)   ($13,308)
                                             ========    ========    ========

Basic (Loss) Per Share                         ($0.03)     ($0.02)     ($0.05)
                                             ========    ========    ========

Weighted Average Common Shares
 Outstanding                                  288,600     288,600     288,600
                                             ========    ========    ========























     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Princeton Management Corporation
(A Development Stage Company)
Statement Of Cash Flows
______________________________________________________________________________

                                                                    Inception
                                                                    January 1,
                                                                      1996
                                            Year Ended  Year Ended   Through
                                             December    December    December
                                             31, 1997    31, 1996    31, 1997
                                             --------    --------    --------
Net (Loss)                                  ($  7,989)  ($  5,319)  ($ 13,308)

Adjustments To Reconcile Net Loss To Net
 Cash Used In Operating Activities:                 0           0           0

Debt paid by shareholder on behalf
 of Company                                         0       5,000       5,000

Changes In Operating Assets And Liabilities:
Accounts Payable                                  709           0         709
                                             --------    --------    --------
 Net Flows From Operations                     (7,280)       (319)     (7,599)
                                             --------    --------    --------
Cash Flows From Investing Activities:
                                                    0           0           0
                                             --------    --------    --------
Net Cash Flows From Investing                       0           0           0

Cash Flows From Financing  Activities:

Funds Received As Additional Capital
 Contribution                                   8,072           0       8,072
                                             --------    --------    --------
Cash Flows From Financing                       8,072           0       8,072

Net Increase In Cash                              792        (319)        473
Cash At Beginning Of Period                     1,065       1,384       1,384
                                             --------    --------    --------
Cash At End Of Period                        $  1,857    $  1,065    $  1,857
                                             ========    ========    ========

Summary Of Non-Cash Investing And
Financing Activities:

Debt paid by shareholder on behalf
 of Company                                  $      0    $      0    $  5,000
                                             ========    ========    ========









     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Princeton Management Corporation
(A Development Stage Company)
Statement Of Shareholders' Equity
_______________________________________________________________________________________

                                                    Accumulated
                   Number Of          Capital Paid   During The
                    Common    Common  In Excess Of  Development   Retained
                    Shares     Stock    Par Value      Stage      (Deficit)   Total
                   --------   ------   ----------   -----------   --------   -------
Balance At
 December 31, 1995  188,600   $   19   $  149,981   $         0  ($148,616)  $ 1,384

Net (Loss) At
 December 31, 1996                                       (5,319)              (5,319)

Issuance Of Common
 Stock - November
 1996               100,000       10        4,990             0          0     5,000
                   --------   ------   ----------   -----------   --------   -------
Balance At
 December 31, 1996  288,600       29      154,971        (5,319)  (148,616)    1,065

Contribution To
 Equity                                     8,072                              8,072

Net (Loss) At
 December 31, 1997                                       (7,989)              (7,681)
                   --------   ------   ----------   -----------   --------   -------
Balance At
 December 31, 1997  288,600   $   29   $  163,043  ($    13,308) ($148,616)  $ 1,456
                   ========   ======   ==========   ===========   ========   =======

























     The Accompanying Notes Are An Integral Part Of These Financial Statements.

Princeton Management Corporation
(A Development Stage Company)
Notes to Financial Statements
At December 31, 1997 and 1996
-----------------------------

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Organization:
-------------

On October 16, 1986, Princeton Oil And Gas, Inc. ("the Company") was incorporated under the laws of Colorado, for the purpose of oil and gas exploration. In December 1989 the Company ceased operations in the oil and gas business. On January 1, 1996 the Company's new management decided to search for a merger or acquisition candidate and, therefore, has entered into the development stage. In November 1996 the Company changed its name to Princeton Management Corporation.

Developmental Stage:

The Company is currently in the developmental stage and has no significant operations to date.

Income Taxes:

In 1986 the Company elected to have its income taxed under section 1372 of the Internal Revenue Code which provides that, in lieu of corporation income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for Federal or State income taxes are included in the financial statements for the year ended December 31, 1996. On January 1, 1997 this election was revoked and the Corporation is now subject to Federal and State income taxation.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

Due to the Company's net operating loss in the year ended December 31, 1997 of $7,989 there are no income taxes currently due. As of December 31, 1997 the Company has a deferred tax asset of $1,598 primarily from its net operating loss carry forward which has been fully reserved through a valuation allowance.

The change in the valuation allowance at December 31, 1997 was $1,598.

Princeton Management Corporation
(A Development Stage Company)
Notes to Financial Statements
At December 31, 1997 and 1996
-----------------------------

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended December 31, 1997 and 1996 was $-0-.

Basic (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (loss) for the period by the weighted average number of shares outstanding at December 31, 1997 and 1996.

Use Of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Note 2 - Capital Stock
----------------------

Common Stock:

The Company initially authorized 245,000 shares of $.001 par value common stock. In November 1996, the Company amended its Articles of Incorporation and authorized 100,000,000 shares of $.0001 par value common stock.

Preferred Stock

In November 1996 the Company amended its Articles of Incorporation and authorized 20,000,000 shares of $.01 par value preferred stock, the rights and preferences of which to be determined by the Board Of Directors at the time of issuance.

In December 1996 the Company issued 100,000 shares of $.001 par value common stock to a shareholder for $5,000 in debt paid by the shareholder on behalf of the Company.

The Company has declared no dividends through December 31, 1997 and 1996.



Princeton Management Corporation
(A Development Stage Company)
Notes to Financial Statements
At December 31, 1997 and 1996
-----------------------------

Note 3 - Related Party Events
-----------------------------

The Company presently maintains its principal offices at an address provided by an officer and director on a cost free basis. The office is located at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, CO 80111. No expense has been recorded as the value of the address is considered immaterial.

Note 4 - New Accounting Pronouncement
-------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company in 1997. However, the Company has a simple capital structure for the periods presented and therefore there is no affect on the earnings per share presented due to the Company's adoption of SFAS 128.



Note 5 - Going Concern
----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1997. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking a merger/acquisition candidate.





ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
________________           ___          _________________________

Greg Simonds                45          President, Director

Gilberta P. Gara            54          Secretary/Treasurer &
                                          Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b)  Resumes:

     Gregory J. Simonds, is President and a director of the Company, positions he has held since November 1996. In addition to his positions with the Company, since June 1991, Mr. Simonds has been self-employed, acting as a consultant to various different companies, both public and private, as well as managing his own investment portfolio. Mr. Simonds received a Bachelor of Science degree from New England College, Henniker, New Hampshire in 1973. Mr. Simonds devotes only such time as necessary to the business of the Company, which time is not expected to exceed 20 hours per month.

     Gilberta P. Gara, is Secretary/Treasurer and a director of the Company, positions she has held since November 1996. Prior, from the Company's inception until November 1996, she was President and a director of the Company. In addition to her positions with the Company, since November 1994, Ms. Gara has also been an independent distributor for The People's Network, a television network based in Dallas, Texas. Prior, from 1990 through October 1994, she was the owner and operator of Gara & Sons, Torrington, Wyoming, a distributor of giftware lines. In January 1992, Ms. Gara filed a petition for protection under the U.S. Bankruptcy Code with the United States Federal Bankruptcy Court located in Denver, Colorado, where a discharge was entered in May 1992. She devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were timely filed. These reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended December 31, 1997 of the chief executive officer of the Company.

                         SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/   LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs    Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)       ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Greg
Simonds,
President &       (1)(2)
Director    1997  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

<F1>
(1)     Mr. Simonds did not receive any salary during the fiscal year ended
December 31, 1997 from the Company.

<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1998, except in the event the Company successfully consummates a business combination.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended December 31, 1997.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1997.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
Title              Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class
________    _________________________   __________     __________

Common      Greg Simonds                 100,000         34.65%
            5650 Greenwood Plaza Blvd.
            Suite 216
            Englewood, CO 80111

Common      Gilberta P. Gara              29,100         10.08%
            RR2, Box 241
            Torrington, WY 82240

Common      Gerald Loffredo               57,500         19.92%
            1990 W. Rockrose Way
            Chandler, AZ 85248

Common      Ray Daniels                   50,000         17.32%
            898 Pimlico Court
            Boulder, CO 80303

Common      Agnes Olsen                   20,000          6.93%
            6600 France Ave. South #425
            Minneapolis, MN 55435

Common      All Officers and             129,100         44.73%
            Directors as a
            Group (2 persons)
___________________

     The balance of the Company's outstanding Common Shares are held by 5 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                            PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     3.1*   Certificate and Articles of Incorporation

     3.2*   Bylaws

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on February 3, 1997, and are incorporated by reference herein.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                          SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1997.

                               PRINCETON MANAGEMENT CORPORATION
                               (Registrant)


                               By:  s/Greg Simonds
                                  -------------------------------
                                  Greg Simonds, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1997.



 s/Greg Simonds
------------------------------
Greg Simonds, Director


 s/Gilbert P. Gara
------------------------------
Gilberta P. Gara, Director

                  PRINCETON MANAGEMENT CORPORATION

           Exhibit Index to Annual Report on Form 10-KSB
            For the Fiscal Year Ended December 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .       25