Form 10QSB
period 1998-03-31
LBF CORP
filed 1998-05-20
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          Form 10-QSB

                    Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  March 31, 1998

                Commission File Number:  000-23485



                         LBF CORPORATION
  (Exact name of small business issuer as specified in its charter)



                             Nevada
   (State or other jurisdiction of incorporation or organization)

                           98-0177646
                (IRS Employer Identification No.)

                 Suite 106, 1460 Pandosy Street
                Kelowna, British Columbia, Canada
              (Address of principal executive offices)

                             V14 1P3
                           (Zip Code)

                         (250) 868-8445
                  (Issuer's Telephone Number)


      (Former name, former address and former fiscal year,
                 if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 500,000 shares.

                              PART I

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended March 31, 1998, are attached hereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ended March 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

                  PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
         NONE.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)  Exhibits

              EX-27     Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

LBF CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                              March 31,         June 30,
                                                 1998             1997
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0

SHAREHOLDERS' EQUITY

  Common Stock, $.001 Par Value;
  50,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  March 31, 1998 and June 30,1997,
  respectively                                $     500       $       500

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital                     10,010            10,010

  Deficit Accumulated During
    the Development Stage                       (10,510)          (10,510)
                                              _________       ___________
Total Shareholders' Equity                    $       0       $         0
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========



LBF CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                                            February 17,
                                 For the       For the         1993
                               Nine Months   Nine Months    (Inception)
                                  Ended         Ended          Thru
                                 March 31,     March 31,      March 31,
                                   1998          1997           1998
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0

Expenses
  Legal                                  0              0          10,000
  Office                                 0              0             510
                              ------------   ------------   -------------

Total                         $          0   $          0   $      10,510
                              ------------   ------------   -------------

Net (Loss)                    $          0   $          0  $      (10,510)
                              ============   ============  ==============

Net (Loss) Per
  Common Share                $     ($0.00)   $    ($0.00) $       ($0.02)
                              ============    ===========  ==============
Common Shares
  Outstanding                      500,000        500,000         500,000
                              ============    ===========  ==============


LBF CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                                                 February
                                    For the        For the       17, 1993
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended           Thru
                                    March 31,     March 31,       March 31,
                                      1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $     (10,510)
    Issuance of Common Stock
     Not For Services                       0              0             510
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0         (10,000)
                                 ------------   ------------   -------------
Cash Flows From
  Financing Activities:
   Issuance of Common Stock                 0              0               0
   Additional Paid-In Capital               0              0          10,000
                                 ------------   ------------   -------------
  Net Cash Flows From
    Financing Activities                    0              0          10,000
                                 ------------   ------------   -------------
Cash Flows From
  Investing Activities:
                                            0              0               0
                                 ____________   ____________   _____________
  Net Cash Flows From
    Investing Activities                    0              0               0
                                 ------------   ------------   -------------
Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0
                                 ============   ============   =============
Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued For
      Cash Advances & Services   $         0    $         0   $         510
                                 ===========    ===========   =============
      Expenses paid by Share-
      holders on Behalf of
      the Company                $         0    $         0   $      10,000
                                 ===========    ===========   =============


LBF CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  February 17, 1993               0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  May, 1993 For Cash
  Advances and Services
  At $.002 Per Share        150,000  $  150         150           0       300

Net (Loss)                                                     (300)     (300)
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1993 & 1994      150,000     150         150        (300)        0

Issuance of Common Stock:
  October 1995 For
  Cash Advances and
  Services at $.30 Per
  Share                     350,000     350        (140)          0       210

Net (Loss)                                                     (210)     (210)
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1995             500,000     500          10        (510)        0

Expenses Paid By
  Shareholders                                   10,000                10,000

Net (Loss)                                                  (10,000)  (10,000)
                       ------------  ------  ----------  ----------   -------
Balance at
  June 30, 1996             500,000     500      10,010     (10,510)        0

Net (Loss)                                                        0         0
                       ------------  ------  ----------  ----------   -------
Balance at
  June 30, 1997             500,000     500      10,010     (10,510)        0

Net (Loss)                                                        0         0
                       ------------  ------  ----------  ----------   -------
Balance at
  March 31, 1998            500,000  $  500  $   10,010  $  (10,510)  $     0
                       ============  ======  ==========  ==========   =======


                                 LBF CORPORATION

                          (A Development Stage Company)


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

The Company initially authorized 2,500 shares of no par value common stock. In May 1993, the Company issued 300 shares of common stock for services valued at $300 or $1.00 per share for cash advances and services. In October 1995, the Company issued 700 shares of common stock valued at $210.00 or $.30 per share for services and cash advances paid on behalf of the Company. In August 1996, the Board of Directors and Shareholders of the Company authorized an increase in its authorized stock to 50,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock. The Secretary of State of the State of Nevada issued a Certificate of Amendment to the Articles of Incorporation in September, 1997 relative to the increase in the authorized shares of stock. In August 1997, the Company effectuated a 500 to 1 forward split. For accounting purposes the equity of the Company was retroactively restated to reflect this change.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended March 31, 1998 and 1997, and for the periods from inception at February 17, 1993 to March 31, 1998, (b) financial position at March 31, 1998 and June 30, 1997, and (c) the cash flows for the nine months ended March 31, 1998 and 1997, and for the period from inception, February 17, 1993 to March 31, 1998, have been made.

NOTE 2.

The results for the nine month period ended March 31, 1998, are not necessarily indicative of the results for the entire fiscal year ended June 30, 1998.

                           SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LBF CORPORATION
                                   (Registrant)

                                   Dated:  May 19, 1998



                                   By: s/Bob Hemmerling
                                      ---------------------------
                                      Bob Hemmerling,
                                      Secretary

                         LBF CORPORATION

           Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended March 31, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . 11