Form 10KSB
period 1998-06-30
INTERNATIONAL FUEL SOLUTIONS INC
filed 1998-10-13
CIK 1050691

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-KSB

     (Mark One)
     [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the Fiscal Year Ended June 30, 1998

                Commission File No. 0-23485

             INTERNATIONAL FUEL SOLUTIONS, INC.
             ----------------------------------
       (Name of small business issuer in its charter)

                      LBF CORPORATION
                      ---------------
                  (Former Name of Issuer)

          Nevada                               98-0177646
          ------                               ----------
(State or other jurisdiction of             (I.R.S. Employer
Incorporation or Organization)            Identification Number)

                 Suite 106, 1460 Pandosy St.
                 Kelowna, British Columbia
                      Canada V14 1P3
                      (250) 868-8445
                      --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

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
                        Yes  X   No
                            ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  X
             ---
                (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 30, 1998:
$-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998 there were 17,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K dated June 5, 1998,
June 12, 1998 and June 25, 1998, which are incorporated into this Form 10-KSB by reference thereto.

             This Form 10-KSB consists of 37 pages.
              Exhibit Index is Located at Page 34.

                        TABLE OF CONTENTS

                    FORM 10-KSB ANNUAL REPORT

     INTERNATIONAL FUEL SOLUTIONS, INC., f/k/a LBF CORPORATION

                                                             PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................        10
Item 3.    Legal Proceedings...........................        10
Item 4.    Submission of Matters to a Vote of
               Security Holders........................        10

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........        11
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................        11
Item 7.    Financial Statements........................        14
Item 8.    Changes in and Disagreements With
               Accountants on Accounting
               and Financial Disclosure................        27

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.......        27
Item 10.   Executive Compensation......................        29
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        30
Item 12.   Certain Relationships and Related
               Transactions............................        31

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        32


SIGNATURES.............................................        33

EXHIBIT INDEX .........................................        34

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     International Fuel Solutions, Inc. (the "Company"), f/k/a LBF Corporation, was incorporated on February 17, 1993 under the laws of the State of Nevada to engage in any lawful corporate purpose. Until June 1998, other than issuing shares to its shareholders, the Company never commenced any other operational activities.
Effective June 25, 1998, the Company accomplished its initial business plan as outlined in its Form 10-SB Registration Statement filed with the SEC in December 1997, wherein it acquired certain patent application rights (the "FES Assets") from FES Innovations, Inc., a British Columbia, Canada corporation ("FES"). The relevant terms of the transaction provided for the Company to (i) undertake a "forward split" of its common stock, whereby 10 shares of common stock were issued in exchange for each share of common stock then issued and outstanding, in order to establish the number of issued and outstanding common shares of the Company at Closing to be 5,000,000 shares; and (ii) issue to FES and its assigns an aggregate of 12,500,000 "restricted" common shares (post split), representing approximately 71.4% of the Company's outstanding common stock.

     The patent rights acquired in the FES Assets consists of a patent application for a fuel heating apparatus which is integrated into the fuel line of an internal combustion engine. The apparatus is composed of heat conductive material having a passageway and an embedded heating element near the passageway which, by use of a temperature sensor which senses the temperature of the fuel at the output of the passageway, heats fuel flowing in the passageway to an optimum burning temperature for the engine intended to maximize fuel efficiency and engine performance of internal combustion engines as well as reduce pollutants. To the extent that the patent application includes applications to diesel engines, such applications are excluded from the patent rights acquired by the Company.

     In the immediate future, the Company intends to raise a sufficient amount of equity capital in order to perform additional research and development activities on the apparatus to insure commercial viability and thereafter, it is expected that additional equity capital will be required to enter into the sale and marketing aspect of the Company's business. See "Part II, Item 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Plan of Operation." There can be no assurances that the Company will be able to generate sufficient equity or debt capital in which to fully implement its business plan.

     In addition to its research and development activities, as of the date of this report the Company has filed or been assigned patent applications in over 140 countries, receiving approval of the same in a majority of these jurisdictions. A working prototype has been developed in order to undertake field tests with three separate fuel burning systems (carburation, fuel injection and a combination of the two). The results obtained from these tests were sufficiently encouraging for the Company to retain independent entities to conduct tests of the prototypes, including OceanAir Environmental Systems, Santa Barbara, California, who is undertaking US testing, and the Ministry of Environment in Ottowa, for Canadian testing. This testing will include testing for hydrocarbons, nitric oxide and other nitrogen based gases, carbon monoxide, carbon dioxide and other emissions which are detrimental to the environment.

     Based upon the results of these tests, the Company plans on raising additional equity capital to exploit the technology and address marketing and distribution strategies, as well as the continuation of research and development of the system for additional applications in other sectors and industries, with an emphasis focusing on strategic alliances and/or joint venture partners in order to effectively achieve market penetration.

     To date, research and development operations have been conducted within the business facilities of FES in Kelowna, B.C. While the Company owns the patent application rights to the "Fuel Solution," FES has been contracted with the Company to continue all research and development requirements that will enable the "Fuel Solution" to become a viable product. As a result, FES has focused the Company's resources on a single specific market - the automobile. Analytical testing and continued product enhancements have been the primary focus of the Company, while management speculates that in the near future research and development efforts will then concentrate on two distinct areas - enhancements to the gasoline engine product in response to independent test data and/or customer requirements and the development of additional applications of the key technology.

     The technology controls the temperature of a liquid as it passes uninterrupted through the heat exchange unit. The unit senses the temperature of the liquid in-line and its electronic temperature control apparatus manages the heating of the fluid so that it is warmed and then held stable at the desired temperature. Use of the device is expected to improve the efficiency and performance of internal combustion engines and potentially allows the engine to operate more economically by minimizing fuel consumption as well as limiting harmful exhaust and resulting air pollution while also allowing for cleaner engine oil and less build up of varnish on cylinder walls.

     - Unit Installation: The heating unit is integrated into the fuel line of the vehicle. It is then secured firmly in place much like installing an in-line fuel pump. Once connected to an electrical source, the product is pre-set to heat the fuel as it passes through the unit on its path to the engine. Installation requires a reasonable level of familiarity with automotive mechanics. It does not, however, require a significant degree of specialized training or technological know how.

     - Design: Through several revisions, a prototype was designed with a stainless steel casing surrounding all components. The final production model will feature a molded polyabide nylon casing which will be more conducive to the unit's efficiency of heat retardation. This design was also tested for "off road" use by four wheel drive vehicles to ensure the stabilization of the unit's electronic component structure. Future designs will include those intended for RV, agriculture and marine applications.

     - Field Test Results: Field testing was performed using actual driving conditions. Vehicles were driven to a predetermined destination (typically 250 kms. return trip) while fuel consumption records were maintained before and after the introduction of the heat exchange unit. Three vehicles were tested including an older model carburetor style engine and two recently manufactured fuel injection models. A variety of road conditions and vehicle load ratios were analyzed. Each test situation displayed a significant increase in fuel efficiency.

          Independent testing of the "Fuel Solution" is the next phase of the project. Testing will involve the assessment of fuel displacement in test vehicles and the measurement of emissions and pollutant particles. Tests will be conducted by two widely recognized testing facilities: OceanAir Environmental Systems, Inc. of Santa Barbara, California, and the Ministry of Environment in Ottawa, Canada.

     Management believes that the primary benefits of the heat exchange unit is to (a) increase fuel efficiencies and economy for the retail consumer with no additional cost during the life of the unit, and (b) decrease harmful exhaust emissions and particle pollutants while conforming to increasing environmental emissions restrictions. For the average automobile owner, the obvious influential factor to purchase the "Fuel Solution" would be the increased savings achieved through increased fuel efficiency. Price per unit may be a consideration, but given the relatively short payback period and the minimal cost of installation, management does not feel this to be a detrimental factor when considering potential sales of the unit.

     Environmental concerns regarding emissions and pollutants is a global consideration of the systems benefits. At the present time, few areas in North America have imposed emission laws limiting the emissions of vehicles. However, legislators in both the U.S. and Canada are currently under pressure to conform to United Nations concerns of emissions contributing to global warming and the "Green House" effect. This policy is most notable in the United States in areas such as California and internationally in cities such as Mexico City and Tokyo.

     Management believes that there are several markets that present themselves to the Company that would in turn benefit from utilizing the heat exchange system. These applications may require modifications to the unit's component design or structure, but management is confident these modifications are viable and economically feasible.

     - Automotive: The market with the most immediate requirements for a preliminary design with over 200,000,000 vehicles in use in North America. To date, testing has provided management with a basis to realize the potential of the "Fuel Solution's" capabilities.
          Upon completion of independent laboratory testing, the Company will then be prepared to consider a joint venture partner to take the unit to the next phase of development.

     - Marine: The majority of pleasure crafts under 25 feet are typically gasoline engines which consume large quantities of fuel in the course of their operation due to the resistance of water compared to the resistance of air for automobiles. With an average use of 300 engine hours per year, the market for the "Fuel Solution" within the pleasure craft market appears to be substantial.

     - Agriculture: Although the use of gasoline engines in the agriculture market is smaller than that of the diesel engine, there is still a significant market with regards to landscaping equipment, farming equipment, and other small engine applications such as motorcycles, all terrain vehicles, snowmobiles, etc.

     - Recreational Vehicles: There are literally millions of recreational vehicles in use today in North America. The majority of RV's are gasoline powered with higher end models utilizing diesel fuel. The consumption of gasoline is extremely high due to the load ratio of the vehicle. For example, a 28 foot motor home will achieve an approximate seven to ten miles per gallon when using a 454 cubic inch engine. A larger vehicle, or larger load ratio, would consume even more fuel, lowering the fuel efficiency even further. Given the vast distances driven by RV owners, the savings would be exponentially beneficial.

     - Commercial Vehicles: The commercial vehicle, or fleet vehicle sector, would demonstrate the superlative benefits from a monetary perspective by the use of the "Fuel Solution." Firstly, due to the high fuel consumption for shipping, courier and sales companies, these benefits would be demonstrated in their balance
          sheets.   Secondly, most courier and shipping companies
          utilizing fleets of vehicles consume massive amounts of fuel and produce high quantities of emissions. Reducing the consumption of fuel will thereby reduce the amount of emissions released into the atmosphere which will in turn enhance and project any company's public relations image as an environmentally concerned business.

     Further, the patented technology may also be relevant in a range of instances in which controlling the line temperature of a liquid in motion would be seen as an enhancement.

     The market potential for the Company's heat exchange system is diverse with significant opportunities in a number of sectors with a variety of applications. With automotive, marine, commercial vehicle, agriculture and recreational vehicle applications as potential markets, management believes that the Company must look at the global requirements in these markets in order to realize the opportunities that may present themselves to the Company.

     Vehicle exhaust emissions are responsible for more than half of the hydrocarbons and greater than a third of the nitrous oxide and carbon monoxide present in the air in the United States. These compounds are directly responsible for acid rain, a majority of the air born contracted cancers and various respiratory illnesses. In addition, the introduction of hydrocarbons into the atmosphere results in the production of ozone which has direct influence on the scope of global warming.

     Current worldwide oil consumption is projected to increase in the range of 1% to 2% per year through the year 2010. These figures are based on the anticipated increased fuel demands of the developing nations in Asia and the return of consumers in the West to larger, less fuel efficient vehicles. Crude oil prices are anticipated to remain stable or increase slightly over the same period. Current known fuel reserves of OPEC and non-OPEC nations combined represent over 100 years of annual fuel consumption allowing for projected worldwide rates of growth in fuel consumption.

     The United States represents the single largest market sector in the world with over 200,000,000 vehicles currently on the road. The automotive industry is the single largest market sector in the

U.S. economy representing over one trillion dollars in annual sales of vehicles and related products.

     In addition to the sheer size of potential markets worldwide, governmental and private agencies are giving increased emphasis to finding solutions to the environmental impact of gasoline vehicle exhaust emissions. Countries such as Mexico and China are introducing strict legislation directing at limiting exhaust emissions and providing funding to finance potential solutions.

     It is anticipated that governmental agencies and the private sector will be approached to support continued research and development initiatives that have to date been financed through the Company via private financings.

Industry Analysis

     The cost and environmental impact of operating a motor vehicle is of rapidly growing concern to consumers, agencies and governments worldwide. Inflated gasoline prices, uncertain oil reserves and the wide-ranging impact of exhaust emission on the world ecosystem all provide ample motivation for industry to produce a product that addresses these concerns. To date, however, potential solutions have been too impractical or costly to garner wide market acceptance. Consequently, the industry remains practically open to new efforts and products that address the growing market demand that now exists.

Employees

     The Company presently has two (2) employees, including its President, Devinder Randhawa and Vice President, Scott Mundell.
See "Part III, Item 9, DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS" below. The Company intends to employ additional persons on an "as needed" basis, once the Company is able to raise sufficient capital, of which there is no assurance. Management believes that its relationship with the Company's employees is good. No employee is a member of any union.

Competition

     The Company's competitors can be categorized into two distinct groups, the most immediate of which are those that produce directly related products. A variety of companies presently manufacture and distribute products that alter the combustion characteristics of gasoline. Through introducing an electric charge or chemical compound into the fuel itself, these products purport to influence fuel efficiency and exhaust emissions. The Company's patent search has found no product, however, that directly controls the combustion process through the management of fuel temperature. Current market structure in this area is made up of a number of small to medium size companies, none of which control a significant portion of the market.

     A secondary sector of competition are those companies that produce alternative fuel technologies. These range from relatively widely accepted methods such as propane and natural gas to more innovative and untried technologies such as the hydrogen water cell engine developed by Ballard Power of Richmond, Canada. Some have gained a significant level of acceptance, especially in the fleet vehicle area of the market, but due to the cost of refitting and relatively limited channels of fuel distribution, the vehicle market as a whole remains gasoline dependent and will likely remain so for the foreseeable future.

Trademarks

     Patent application approval was granted from the United States Patent Office in May of 1998 (Application No. 08/798,164, filed February 10, 1997). That, with ancillary agreements with other countries, effectively establishes patent rights in most countries worldwide. Additional patents have been individually applied for in the remaining countries totaling eventual patent approval in over 140 countries.

Government Regulations

     The Company is not subject to any extraordinary governmental regulations as of the date of this report.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company's principal place of business located at 1460 Pandosy Street, Suite 106, Kelowna, British Columbia, Canada V1Y 1P3, which consists of 300 square feet of executive office space. It pays a monthly rent of $500 (CDN). This space is provided to the Company by Devinder Randhawa, an officer, director and shareholder of the Company pursuant to an oral sublease arrangement. The Company's principal offices telephone number is
(250) 868-8445 and facsimile number is (250) 868-8493.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 30, 1998, the shareholders approved, by consent of a majority of the issued and outstanding stock, an amendment to the Articles of Incorporation of the Company to change the name of the Company to its present name.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for any of the Company's securities. Management does intend to file an application to list the Company's common stock for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers in the immediate future. However, there can be no assurances that the Company will do so, or if it does, that the Company's application will be approved.

     (b)  Holders.  There are 16 holders of the Company's Common
Stock.

     (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its Common
Stock in the fiscal year ended June 30, 1999.

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

Overview

     The Company was incorporated on February 17, 1993 under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, the Company filed a registration statement with the US Securities and

Exchange Commission on Form 10-SB, registering its common stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). The Company's intention at that time was to seek to acquire assets or shares of an entity actively engaged in business which generated revenues or provided a business opportunity, in exchange for its securities. In effect, this filing caused the Company to be a full "reporting company" under the 34 Act.

     Effective June 19, 1998, the Company acquired certain patent application rights (the "Assets") from FES Innovations, Inc., a British Columbia, Canada corporation ("FES"). The relevant terms of the transaction provided for the Company to (i) undertake a "forward split" of its common stock, whereby 10 shares of common stock were issued in exchange for each share of common stock issued and outstanding, in order to establish the number of issued and outstanding common shares of the Company at Closing to be 5,000,000 shares; and (ii) issue to FES and its assigns an aggregate of 12,500,000 "restricted" common shares (post split), representing approximately 71.4% of the Company's outstanding common stock. As of the date of this report, the Company has not yet generated any revenues and is in the process of raising equity capital in order to commence implementation of its business plan described hereinbelow and elsewhere in this report.

Plan of Operation

     The Company is currently moving from the research and development stage to producing an effective prototype for field tests. The prototype was designed in conjunction with Delta Manufacturing, Inc., a privately owned company based in Tulsa, Oklahoma. Delta Manufacturing, Inc. manufactures ceramic coils for heat distribution. With over 100 employees and 25 years in business, Delta has a proven reputation as a qualified manufacturer and supplier of ceramic coils.

     Upon completion of independent testing, the Company anticipates a joint venture alliances which will provide the necessary factors to enable the Company to present itself with a strategic industry alliance and address production and distribution issues. Possible joint venture partners may include one or more of the following: environmental governmental agencies, automotive manufacturers, automotive parts manufacturers, energy research and development companies and environmental organizations.

     A more complete description of the intentions of the Company in the immediate future applicable to its plan of operation is included in "Part I, Item 1, DESCRIPTION OF BUSINESS" above and is incorporated herein as if set forth.

Liquidity and Capital Resources

     The Company's audited financial statements included in this report have been prepared on a going concern basis, which contemplates the maintenance of the Company's net capital requirements and the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses and has limited working capital. The continuation of the Company as a going concern is dependent upon achieving and maintaining profitable operations, maintaining its net capital requirements and raising capital, if required.

     In order to allow the Company to commence implementation of the business plan described in this report, management has recognized that additional capital must be obtained, either debt or equity. In response thereto, the Company anticipates that it will commence a private equity offering in October 1998, wherein it will attempt to sell up to 2,000,000 shares of the Company's common stock at a price of $.50 per share, in order to raise up to $1,000,000. These funds are expected to be utilized to fund the initial plans of preparing the Company's apparatus for commercial viability. No underwriter has been retained by the Company in relation to this private offering and there can be no assurances that the Company will raise a sufficient amount of equity capital in which to implement this initial stage of the Company's development. Failure of the Company to raise sufficient funds in the aforesaid offering will have a significant negative impact on the proposed business of the Company.

     The Company's cash requirements have been and will continue to be significant in order to finance its new business plan. The Company will consider borrowing additional funds or selling additional stock if the cash requirements exceed cash reserves. However, there can be no assurances that the Company will be able to successfully borrow such additional funds on terms beneficial to the Company, or at all. Additionally, there are no assurances that the Company will be able to generate any funds from sale of its securities. Management has had preliminary discussions with various investment bankers concerning this issue, but as of the date of this report no commitments to raise additional funds have been provided to the Company. While management is optimistic of the Company's ability to implement its business plan included herein as discussed, there can be no assurances that the Company will be successful in this regard in the future, as there can be no assurances that the Company will be successful in obtaining the necessary financing with which to effect this expansion.

     To date, the Company has been financed by private loans in the amount of $25,000 and $20,388. The latter was provided by an officer and director of the Company. These loans accrue interest at the rate of prime plus 1%, are not collateralized and are due upon demand. It is not anticipated that the holder of these notes will make demand on the Company in the near future, or that any of the proceeds which may be derived from the proposed private offering of securities will be utilized to repay these obligations.

Inflation

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the fiscal year ended June 30, 1998.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns less than $5,000 worth of computers. It utilizes outside contractors for the bulk of its computer work. These consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. Relevant to the Company's computers, management is in the process of retaining outside computer consultants to assist the Company in insuring that its computers will not fail in 2000. However, as of the date of this report, the Company does not have available a definitive cost applicable to any service to be undertaken on its computer software to avoid any problems in this regard. While no assurances can be provided, management believes that such cost will not be material to the Company.

ITEM 7.  FINANCIAL STATEMENTS

                      INTERNATIONAL FUEL SOLUTIONS, INC.
                             (fka LBF Corporation)

                         Audited Financial Statements

               For the Fiscal Years Ended June 30, 1998 and 1997
                  and the Period February 17, 1993 (Inception)
                            through June 30, 1998

                      International Fuel Solutions, Inc.
                           (fka LBF Corporation)


                             TABLE OF CONTENTS


                                                                         Page
                                                                         ----

Independent Auditors' Report                                                1

Financial Statements

     Balance Sheet                                                          2

     Statement of Operations                                                3

     Statement of Cash Flows                                                4

     Statement of Shareholders' Equity                                      5

     Notes to the Financial Statements                                6 to 10

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




                          Independent Auditors' Report
                          ----------------------------

We have audited the accompanying balance sheet of International Fuel Solutions, Inc. (fka LBF Corporation) (a Developmental Stage Company), as of June 30, 1998 and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended June 30, 1998 and 1997 and the period February 17, 1993 (Inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Fuel Solutions, Inc. (fka LBF Corporation) at June 30, 1998 and the results of its operations and its cash flows for the fiscal years ended June 30, 1998 and 1997 and the period February 17, 1993 (Inception) through June 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company is in the development stage and has no operations as of June 30, 1998. The deficiency in working capital as of June 30, 1998 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
September 10, 1998

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Balance Sheet
______________________________________________________________________________

                                                                       June
                                                                     30, 1998
                                                                     --------
ASSETS

Current Assets - Cash                                                $ 20,150

Other Assets - Patent Application Costs                                10,130
                                                                     --------

TOTAL ASSETS                                                         $ 30,280
                                                                     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Current Portion - Note Payable                                       $ 25,000
Current Portion - Note Payable Related Party                           20,338
Accounts Payable Trade                                                 10,705
                                                                     --------

Total Current Liabilities                                              56,043

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 Par Value
Authorized 25,000,000 Shares; Issued
And Outstanding -0- Shares                                                  0

Common Stock, $.001 Par Value
Authorized 50,000,000 Shares; Issued
And Outstanding 17,500,000 Shares                                      17,500

Additional Paid In Capital                                             44,654

Deficit Accumulated During The Development Stage                      (87,917)
                                                                     --------

TOTAL SHAREHOLDERS' EQUITY                                            (25,763)
                                                                     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 30,280
                                                                     ========







     The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                      2

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Statement Of Operations
______________________________________________________________________________

                                                                    February
                                                                    17, 1993
                                                                   (Inception)
                                           Year Ended  Year Ended    Through
                                               June       June         June
                                            30, 1998    30, 1997     30, 1998
                                           ---------   ---------    ---------


Revenue                                    $       0   $       0    $       0
                                           ---------   ---------    ---------
Expenses:

Consulting                                     3,013           0        3,013
Legal and Accounting                          25,311           0       35,311
Office                                           252           0          762
Research & Development                        44,714           0       44,714
Telephone                                        166           0          166
Travel                                         3,951           0        3,951
                                           ---------   ---------    ---------

Total                                         77,407           0       87,917
                                           ---------   ---------    ---------

Net (Loss)                                ($  77,407)  $       0   ($  87,917)
                                           =========   =========    =========

Basic (Loss) Per Common Share             ($    0.01)  $    0.00   ($    0.02)
                                           =========   =========    =========

Common Shares Outstanding                  5,376,712   5,000,000    5,376,712
                                           =========   =========    =========





















     The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                      3

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Statement Of Cash Flows
______________________________________________________________________________

                                                                     February
                                                                     17, 1993
                                                                   (Inception)
                                           Year Ended  Year Ended    Through
                                              June        June         June
                                            30, 1998    30, 1997     30, 1998
                                            --------    --------     --------
Net (Loss) Accumulated During
 The Development Stage                     ($ 77,407)   $      0    ($ 87,917)

Items Not Affecting Cash Flow:

Expenses Paid By Shareholder                  20,338                   30,338
Issuance Of Common Stock For Services         51,644           0       52,154

Increase in Accounts Payable                  10,705           0       10,705
                                            --------    --------     --------
Cash Flows From Operations                     5,280           0        5,280
                                            --------    --------     --------

Cash Flows From Investing Activities:

Purchase of Patent                           (10,130)          0      (10,130)
                                            --------    --------     --------
Net Cash Flows From Investing Activities     (10,130)          0      (10,130)
                                            --------    --------     --------

Cash Flows From Financing Activities:

Monies Received from Loan Advances            25,000           0       25,000
                                            --------    --------     --------
Net Cash Flows From Financing Activities      25,000           0       25,000
                                            --------    --------     --------

Net Increase In Cash                          20,150           0       20,150
Cash At Beginning Of Period                        0           0            0
                                            --------    --------     --------
Cash At End Of Period                       $ 20,150    $      0     $ 20,150
                                            ========    ========     ========

Non - Cash Activities:

Stock Issued For Cash Advances & Services   $      0    $      0     $    510
                                            ========    ========     ========

Expenses Paid By Shareholder On Behalf
 Of the Company                             $ 20,338    $      0     $ 30,338
                                            ========    ========     ========

Stock Issued for Acquisition of Patent and
 Related Costs                              $ 52,144    $      0     $ 52,144
                                            ========    ========     ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.


                                     4

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Statement Of Shareholders' Equity
-------------------------------------------------------------------------------------------

                                                                        Deficit
                                                            Capital   Accumulated
                                        Number Of           Paid In   During The
                                         Common    Common  Excess Of  Development
                                         Shares     Stock  Par Value     Stage     Total
                                       ----------  -------  -------    --------   --------
Balance At February 17, 1993                    0  $     0  $     0    $      0   $      0

Issuance Of Common Stock:
 May 1993 for Cash Advances Made
 on Behalf of the Company &
 Services at $.0002 Per Share      *    1,500,000    1,500   (1,200)                   300

Net (Loss)                                                                 (300)      (300)
                                       ----------  -------  -------    --------   --------
Balance At  June 30, 1993 and 1994      1,500,000    1,500   (1,200)       (300)         0

Issuance Of Common Stock:
 October 1995 for Cash Advances
 Made on Behalf of the Company &
 Services at $.00006 Per Share     *    3,500,000    3,500   (3,290)          0        210

Net (Loss)                                                                 (210)      (210)
                                       ----------  -------  -------    --------   --------
Balance At June 30, 1995                5,000,000  $ 5,000  $(4,490)  $    (510)  $      0

Expenses Paid By Shareholder's on
 Behalf of the Company                                       10,000                 10,000

Net (Loss)                                                              (10,000)   (10,000)
                                       ----------  -------  -------    --------   --------
Balance At June 30, 1997                5,000,000    5,000    5,510     (10,510)         0

Stock Issued for Patent and
 Related Costs at $.004 Per Share      12,500,000   12,500   39,144                 51,644

Net (Loss)                                                              (77,407)   (77,407)
                                       ----------  -------  -------    --------   --------
Balance At June 30, 1998               17,500,000  $17,500  $44,654    $(87,917)  $(25,763)
                                       ==========  =======  =======    ========   ========







* - Restated See Note 2

         The Accompanying Notes Are An Integral Part Of These Financial Statements.


                                            5

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended June 30, 1998 and 1997
-------------------------------------------------


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization:

On February 17, 1993, International Fuel Systems, Inc. (fka LBF Corporation) (the Company) was incorporated under the laws of Nevada to engage in any lawful business allowed by the State of Nevada. In July 1998 the Company filed amended articles of incorporation and changed its name to International Fuel Solutions, Inc.

Development Stage:

The company entered the development stage in accordance with SFAS No. 7 on February 17, 1993. Its purpose is to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation or its assets.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended June 30, 1998 and 1997 was $-0-. Cash paid for income taxes in fiscal year ended June 30, 1998 and 1997 was $-0-.

Basic (Loss) per Common Share:

Basic (Loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at June 30, 1998 and 1997.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended June 30, 1998 and 1997
-------------------------------------------------

Note 2 - Capital Stock and Capital in Excess of Par Value
---------------------------------------------------------

The Company initially authorized 2,500 shares of no par value common stock. In May 1993, the company issued 300 shares of common stock valued at $300 or $1.00 per share for services and cash advances paid on behalf of the Company. In October 1995 the company issued 700 shares of common stock valued at $210 or $.30 per share for services and cash advances paid on behalf of the Company.

In August 1996 the Company's board of directors and shareholder's authorized an increase in the Company's authorized stock to 50,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock with preferences to be determined by the board of directors at the time of issuance. The Secretary of State of the State of Nevada issued a Certificate of Amendment to the Articles of Incorporation in September 1997 relative to the increase in the authorized shares of stock.

In August 1997 the board of directors of the Company approved a 500 to 1 forward split making the outstanding common stock equal to 500,000 shares.

On June 19, 1998 the board of directors of the Company approved a 10 to 1 forward split making the outstanding common stock equal to 5,000,000 shares.

On June 19, 1998 the Company purchased the rights to a patent for a "Heat Exchanger and Fuel Preheater" from an unrelated party in exchange for 12,500,000 shares of its common stock. The transaction was valued at predecessor cost of $51,644 or $.004 per share.

Note 3 - Related Party Events
-----------------------------

The Company maintains a mailing address at a shareholder's place of business. This address is located at Suite 106, 1460 Pandosy Street, Kelowna, British Columbia V1Y 1P3. At this time the Company has no need for an office other than to maintain a mailing address. Management has incurred a minimal amount of time and expense on behalf of the Company.

Certain shareholders of the Company loan money to the Company at various times during the year when cash is needed. At June 30, 1998 the amount due to shareholders from advances of expenses paid on behalf of the Company was $20,338 (See Note 6).

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended June 30, 1998 and 1997
-------------------------------------------------

Note 4 - Income Taxes
---------------------

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of June 30, 1998, the Company has a deferred tax asset of $17,490 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance.

The components of the net deferred tax asset recognized in the accompanying balance sheet are as follows:

       Deferred tax asset                              $ 17,490
       Valuation allowance                              (17,490)
                                                       --------

                                                       $    -0-
                                                       ========

The net change in the valuation allowance for the year ended June 30, 1998 is $15,388.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                             Temporary           Tax
                                             Difference         Effect
                                             ----------        -------

     Net operating loss carry forward        $   87,450        $17,490
                                             ==========        =======

The Company's NOL carryforward of approximately $87,450 at June 30, 1998, which management expects will be fully utilized, will expire in various amounts between 2006 and 2012.

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended June 30, 1998 and 1997
-------------------------------------------------

Note 5 -Patent Application Costs
--------------------------------

On June 19, 1998 the Company acquired the rights to a Heat Exchanger and Fuel Preheater invention. All rights to the US Patent application #08/927,108, the cost incurred through June 19, 1998 for research and development expenditures of $41,514 and the actual patent fees paid of $10,130 for a total of $51,644. Research and development expenditures of $44,714 were charged to expense during the fiscal year ended June 30, 1998. Patent application costs of $10,130 were capitalized. Patent application fees will continue being capitalized until the patent is approved and then amortized over a 17 year period. If the patent is not approved the application costs will be expensed at that time.

Note 6 - Notes Payable
----------------------

Notes Payable consisted of the following:

                                                  Note           Accrued
                                                 Amount          Interest
                                                 -------         --------

L. Smith
Dated: June 25, 1998
Interest at US Prime Plus 1%
Uncollateralized, Due Upon Demand                $25,000         $    -0-
                                                 =======         ========

RD Capital, Inc.
Dated: June 30, 1998
Interest at US Prime Plus 1%
Uncollateralized, Due Upon Demand                $20,388         $    -0-
                                                 =======         ========

Note 7 - Basis of Presentation
------------------------------

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through the recent asset acquisition.

International Fuel Solutions, Inc.
(fka LBF Corporation)
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended June 30, 1998 and 1997
-------------------------------------------------

Note 8 - Subsequent Events
--------------------------

On July 21, 1998, the Company filed amended articles of incorporation with the Nevada Secretary of State changing its name to International Fuel Solutions, Inc.

In October 1998 the Company plans on offering 2,000,000 shares of common stock for $.50 per share, or $1,000,000 in a private offering under Rule 505 and 506 of Regulation D as well as Regulation S each promulgated under the Securities Act of 1933 as amended.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

           Name           Age      Position
     _______________      ___      _____________________

     Devinder Randhawa     38      Chief Executive Officer,
                                   President, Secretary and
                                   Director

     Daniel J. Newbold     49      Director

     Scott M. Mundell      35      Vice President of
                                   Corporate Development

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

     (b) Resumes:

     Devinder Randhawa was appointed as President, Secretary and a director of the Company in June 1998. In addition to his positions with the Company, since October 1994, Mr. Randhawa has been President and principal shareholder of RD Capital, Inc., Kelowna, British Columbia, Canada, a corporation engaged in corporate finance activities. Prior, from November 1990 through June 1993, Mr. Randhawa was employed by Canaccord Capital, Inc., a stock brokerage company located in Vancouver, British Columbia, where his principal responsibilities included providing investment advice. Mr. Randhawa received a Bachelor of Arts degree with honors from Trinity Western University in 1983 and also received a Masters degree in Business Administration from the University of British Columbia in 1985. He devotes approximately 30 hours per week to the business of the Company.

     Daniel J. Newbold was appointed as a director of the Company in June 1998. Since 1979, Mr. Newbold has also been President and general manager of Competition Glass Co., Ltd., Kelowna, British Columbia, Canada, a glass and glazing business, which he started. Mr. Newbold devotes only such time as necessary to the business of the Company.

     Scott M. Mundell was appointed as the Company's Vice President of Corporate Development in June 1998. In addition to his position with the Company, since October 1994 Mr. Mundell has been owner and a principal of Halston Communications, inc., Kelowna, British Columbia, Canada, a company engaged in various businesses including investor relations and public relations, corporate finance and management of hospitality and tourism establishments. Prior, from September 1993 through October 1994, Mr. Mundell was director of corporate sales for Paradox Distributors, Inc., Kelowna, British Columbia, Canada, where his responsibilities included public relations, marketing and sales for telecommunications products and software. Mr. Mundell received a marketing degree from C.I.T. Technical Institute in 1983. He devotes approximately 40 hours per week to the business of the Company.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were not timely filed, but were filed late. However, these reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1997 and 1998 of the Chief Executive Officer of the Company.

                        SUMMARY COMPENSATION TABLE

                                            Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
David Ward  1997  $    0  $   0  $    0    $      0         0  $     0 $    0
President &
Director(1)

Devinder(1)
Randhawa,
President   1998  $    0  $   0  $    0    $      0         0  $     0 $    0
_________________________

(1) None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past.
They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse ant director for out of pocket expenses during the fiscal years ended June 30, 1997 and 1998.

     In addition to the cash compensation set forth above, the Company intends to reimburse each executive officer for expenses incurred on behalf of the Company on an out of pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $10,000 during the fiscal years ended June 30, 1997 and 1998.

     None of the Company's officers or directors serves pursuant to any employment agreement and it is not anticipated that the Company will offer such an agreement to any present officer or director in the immediate future.

Stock Plan

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers and/or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class             Owner               Ownership          Class

Common    FES Innovations, Inc.        10,500,000          60.0%
          303-478 Bernard Avenue
          Kelowna, B.C.  V1Y 6N5

Common    Devinder Randhawa(1)(2)       1,925,000          11.0%
          106-1460 Pandosy Street
          Kelowna, B.C.  V1Y 1P3

Common    Robert Hemmerling             1,520,000           8.7%
          106-1460 Pandosy Street
          Kelowna, B.C.  V1Y 1P3

Common    David Ward                    1,520,000           8.7%
          4531 Granville Avenue
          Richmond, B.C.

Common    All Officers &                1,925,000          11.0%
          Directors as a Group
          (1 person)

____________________

(1) Officer and director of the Company as of the date of this report.

(2) These shares are held under the name of RD Capital, Inc., a British Columbia corporation. Mr. Randhawa is the principal owner of RD Capital. The information relating to beneficial ownership of the Company's Common Stock by its nominees and other directors is based on information furnished by them using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including shares voting or investment power, the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.

     The balance of the Company's outstanding Common Shares are held by 12 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective June 19, 1998, the Company acquired certain patent application rights from FES Innovations, Inc., a British Columbia, Canada corporation ("FES"), who became a principal shareholder of the Company as a result of the aforesaid transaction. The relevant terms of the transaction provided, among other things, for the Company to issue to FES and its assigns an aggregate of 12,500,000 "restricted" common shares (post split), representing approximately 71.4% of the Company's outstanding common stock. The terms of this transaction were negotiated on an "arms length" basis between management and FES.

     Additionally since inception of the Company, RD Capital, Inc., a corporation owned and controlled by Devinder Randhawa, President, Secretary and a director of the Company, has loaned monies to the Company in order to allow the Company to pay its accounts. As of the date of this report, the Company owes an aggregate of $20,388 applicable thereto. These loans were made pursuant to verbal agreements between the Company and Mr. Randhawa and are due upon demand. Interest on these loans accrues at the rate of prime plus 1% per annum. The Company believes that the terms of these loans are more favorable to the Company than would have been available to the Company through more established financial institutions.

                            PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.3       Certificate of Amendment of Articles of
               Incorporation

     27        Financial Data Schedule

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on December 2, 1997 and are incorporated by reference herein:

     3.1 Certificate and Articles of Incorporation and Amendments thereto.

     3.2  Bylaws

     The following exhibits were filed with the SEC in the Exhibits to the Company's Form 8-K dated June 25, 1998 and are incorporated by reference herein:

     2.0  Purchase and Sale Agreement Between the Company and FES
Innovations, Inc.

(b)  Reports on Form 8-K

          The Company filed three reports on Form 8-K with the SEC during the last fiscal quarter ending June 30, 1998, including (i) a report dated June 5, 1998, and amendment thereto dated June 12, 1998, advising of the execution of a letter of intent and an amendment thereto between the Company and FES; and (ii) a report dated June 25, 1998, advising of the execution of various documents relating to the acquisition of the Assets.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1998.

                              INTERNATIONAL FUEL SOLUTIONS, INC.
                               (Registrant)


                              By: s/Devinder Randhawa
                                 --------------------------------
                                  Devinder Randhawa,
                                  President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 13, 1998.




 s/Devinder Randhawa
-------------------------------
Devinder Randhawa, President,
Secretary & Director


 s/Dan Newbold
-------------------------------
Dan Newbold, Director

               INTERNATIONAL FUEL SOLUTIONS, INC.

          Exhibit Index to Annual Report on Form 10-KSB
             For the Fiscal Year Ended June 30, 1998

EXHIBITS                                                 Page No.

  EX-3.3    Certificate of Amendment of Articles
            of Incorporation  . . . . . . . . . . . . .       35

  EX-27     Financial Data Schedule . . . . . . . . . .       37

             CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
         FILED            (After Issuance of Stock)
  In the Office of the
Secretary of State of the
     STATE OF NEVADA
       JUL 12 1998
      No.  C1569-93
         --------------
Dean Heller, Secretary of State
                                LBF CORPORATION
                 ---------------------------------------------

     We, the undersigned               David Ward                          and
                         -------------------------------------------------
           Robert Hemmerling            of    LBF Corporation
---------------------------------------   ------------------------------------
                                                  Name of Corporation
do hereby certify:

     That the Board of Directors of said corporation at a meeting duly

convened, held on the   30th   day of    June    19 98 , adopted a resolution
                      --------       -----------   ----
to amend the original articles as follows:

     Article   I  is hereby amended to read as follows:
             ----
          The name of the corporation is:

                         International Fuel Solutions, Inc.

     The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 17,500,000 ; that the said
                                                    -----------
change(s) and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

                                          LBF CORPORATION

                                          s/David Ward
                                          ------------------------------------
                                               President or Vice President
                                          David Ward
                                          s/Robert Hemmerling
                                          ------------------------------------
                                            Secretary or Assistant Secretary
                                          Robert Hemmerling
xxxxxx  Province of British  )
        -------------------- )
  Columbia, Canada           : ss.
xxxxxx  City of Vancouver    )
        --------------------
     On     July 16, 1998          , personally appeared before me, a Notary
        ---------------------------
Public,                  David Ward                        , who acknowledged
        ---------------------------------------------------
that they executed the above instrument.

                                          s/Fred Ngan
                                          ------------------------------------
                                                   Signature of Notary
                                                        FRED NGAN
                                                       Notary Public
       (Notary Stamp or Seal)                    #22 - 5729 West Boulevard
                                                  Vancouver, B.C. V6M 3W8
                                                    Tel: (604) 264-8899
                                        (As to the signature of David Ward only)

PROVINCE OF BRITISH COLUMBIA  )
                              : ss.
CITY OF    Kelowna            )
        ---------------------
     On     July 06, 1998          , personally appeared before me, a Notary
        ---------------------------
Public/Commissioner of Oaths,       Robert Hemmerling       , who acknowledged
                             -------------------------------
that they executed the above instrument.

                                          s/Joe Gordon
                                          ------------------------------------
                                          Notary Public or Commissioner of Oaths
       (Notary Stamp or Seal)