Form 10QSB
period 1998-09-30
INTERNATIONAL FUEL SOLUTIONS INC
filed 1998-11-13
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           Form 10-QSB

                       Quarterly Report Under
                the Securities Exchange Act of 1934

               For Quarter Ended:  September 30, 1998

                 Commission File Number:  000-23485



                 INTERNATIONAL FUEL SOLUTIONS, INC.
                 ----------------------------------
 (Exact name of small business issuer as specified in its charter)



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

                         LBF CORPORATION
                         ---------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
  X     No     .
-----      ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 17,500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the three month period ended September 30, 1998, are attached hereto.

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

          In addition to its research and development activities, as of the date of this report the Company has filed or been assigned patent applications in over 140 countries, receiving approval of the same in a majority of these jurisdictions. A working prototype has been developed in order to undertake field tests with three separate fuel burning systems (carburation, fuel injection and a combination of the two). The results obtained from these tests were sufficiently encouraging for the Company to retain independent entities to conduct tests of the prototypes, including OceanAir Environmental Systems, Santa Barbara, California, who is undertaking US testing, and the Ministry of Environment in Ottowa,
                               3
for Canadian testing. This testing will include testing for hydrocarbons, nitric oxide and other nitrogen based gases, carbon monoxide, carbon dioxide and other emissions which are detrimental to the environment.

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

Liquidity and Capital Resources

          The Company generated no revenues during the three month period ended September 30, 1998, or prior thereto. It is anticipated that the Company will not commence generating revenues until the independent testing described above has been completed and the Company has successfully raised equity capital, as described herein.

          In order to allow the Company to commence implementation of the plan of operation described in this report, management has recognized that additional capital must be obtained, either debt or equity. In response thereto, the Company anticipates that it will commence a private equity offering in the near future, wherein it will attempt to sell shares of the Company's common stock in order to raise up to $1,000,000. Initially, it was anticipated that this proposed private offering would commence in October 1998; however, the Company has experienced a delay in undertaking this offering. It is anticipated that this offering will commence in the near future. There can be no assurances that the Company will successfully close this offering. These funds are expected to be utilized to fund the initial plans of preparing the Company's apparatus for commercial viability. No underwriter has been retained by the Company in relation to this private offering and there can be no assurances that the Company will raise a sufficient amount of equity capital in which to implement this initial stage of the Company's development. Failure of the Company to raise sufficient funds in the aforesaid offering will have a significant negative impact on the proposed business of the Company.

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

          To date, the Company has been financed by private loans in the amount of $31,667 and $40,338. The latter was provided by an officer and director of the Company. These loans accrue interest at the rate of prime plus 1%, are not collateralized and are due upon demand. It is not anticipated that the holder of these notes will make demand on the Company in the near future, or that any of the proceeds which may be derived from the proposed private offering of securities will be utilized to repay these obligations.

          During the three month period ended September 30, 1998, the Company incurred losses of ($55,129) as a result of its incurring legal and accounting expense, as well as other general and administrative expenses. It is anticipated that the Company will continue to incur these charges without corresponding revenues for at least the next 6 months.

          The Company's securities are currently not liquid. There are no market makers in the Company's securities. However, management intends to cause an application to be filed with the National Association of Security Dealer's, Inc. ("NASD") in the near future, to cause the Company's common stock to be listed for trading on the OTC Bulletin Board. There are no assurances that the Company's common stock will be approved for trading by the NASD.

          Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Inflation

          Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended September 30, 1998.

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

          NONE

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Balance Sheet
_____________________________________________________________________________
                                              Unaudited         Audited
                                            September 30,       June 30,
                                                 1998             1998
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $   4,596       $    20,150
  Property & Equipment                              775                 0
  Other Assets-Patent Application Costs          10,130            10,130
                                              _________       ___________
TOTAL ASSETS                                  $  15,501       $    30,280
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable

  Current Liabilities
    Current Portion-Note Payable              $  31,667       $    25,000
    Current Portion-Note payable
      Related Party                              40,338            20,338
    Accounts Payable Trade                       24,388            10,705
    Accrued Interest Payable                        683                 0
                                              ---------       -----------
  Total Current Liabilities                   $  97,076       $    56,043

  Long-Term Liabilities                               0                 0
                                              ---------       -----------
TOTAL LIABILITIES                             $  97,076       $    56,043

SHAREHOLDERS' EQUITY

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Common Stock, $.001 Par Value;
  50,000,000 Shares Authorized,
  17,500,000 Issued and Outstanding           $  17,500       $    17,500

  Additional Paid In Capital                     44,654            44,654

  Deficit Accumulated During
    the Development Stage                      (143,729)          (87,917)
                                              _________       ___________
TOTAL SHAREHOLDERS' EQUITY                    $ (81,575)      $   (25,763)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $  15,501       $    30,280
                                              =========       ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

                                       10

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Statement of Operations
_____________________________________________________________________________
                                                            February 17,
                                 For the       For the         1993
                              Three Months   Three Months   (Inception)
                                  Ended         Ended          Thru
                                September     September      September
                                 30, 1998      30, 1997       30, 1998
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0
                              ------------   ------------   -------------
Expenses
  Consulting                  $     13,118   $          0   $      16,131
  Legal and Accounting              23,320              0          58,631
  Office                             5,397              0           6,159
  Research & Development            10,226              0          54,940
  Stock Transfer                       374              0             374
  Telephone                            749              0             915
  Travel                             1,945              0           5,896
                              ------------   ------------   -------------

Total Expenses                $     55,129   $          0   $     143,046
                              ------------   ------------   -------------

Net (Loss) Before
  Other Expenses              $    (55,129)  $          0   $    (143,046)

Other (Expenses) - Interest           (683)             0            (683)
                              ------------   ------------   -------------

Net (Loss                     $    (55,812)  $          0   $    (143,729)
                              ============   ============   =============

Basic (Loss) Per
  Common Share                $     ($0.00)   $    ($0.00)
                              ============    ===========
Weighted Average Common
  Shares Outstanding            17,500,000      5,000,000
                              ============    ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

                                       11

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Unaudited Statement of Cash Flow
_____________________________________________________________________________
                                                                 February
                                    For the        For the       17, 1993
                                 Three Months   Three Months    (Inception)
                                     Ended          Ended           Thru
                                 September 30,  September 30   September 30,
                                      1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss)                   $    (55,812)  $          0   $    (143,729)
    Stock Issued for Services/
     Assets                                 0              0          30,338
    Expenses Paid by Share-
     holder on Behalf of Company            0              0          52,154
    Increase in Accounts Payable       13,683              0          24,388
    Increase in Accrued Interest          683              0             683
                                 ------------   ------------   -------------
  Net Cash Flows
    From Operations                   (41,446)             0         (36,166)
                                 ------------   ------------   -------------
Cash Flows From
  Investing Activities:
    Purchase of Patent                      0              0         (10,130)
    Purchase of Equipment                (775)             0            (775)
                                 ------------   ------------   -------------
  Net Cash Flows Provided
    By Investing                         (775)             0         (10,905)
                                 ------------   ------------   -------------
Cash Flows From
  Financing Activities:
   Payments Made on Debt              (15,000)                       (15,000)
   Monies Received from
    Loan Advances                      41,667              0          66,667
                                 ------------   ------------   -------------
  Net Cash Flows Provided
    By Financing                       26,667              0          51,667
                                 ------------   ------------   -------------
Net Increase (Decrease) in Cash       (15,554)             0           4,596
Cash At Beginning of Period            20,150              0               0
                                 ------------   ------------   -------------
Cash At End of Period            $      4,596   $          0   $       4,596
                                 ============   ============   =============
Supplementary Disclosure of
  Cash Flow Information:
    Noncash Financing Activities:
      Stock Issued For Cash
      Advances And Services      $         0    $         0   $         510
                                 ===========    ===========   =============
      Expenses paid by Share-
      holders on Behalf of
      the Company                $         0    $         0   $      30,338
                                 ===========    ===========   =============
      Stock Issued for
      Acquisition of Patents
      and Related Costs          $         0    $         0   $      52,144
                                 ===========    ===========   =============

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

                                       12

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Statement of Shareholders' Equity
_______________________________________________________________________________
                                                           Deficit
                                               Capital   Accumulated
                        Number of              Paid In    During the
                          Shares     Common   Excess Of  Development
                       Common Stock   Stock   Par Value     Stage       Total
                       ____________  _______  __________  __________   ________
Balance at
  February 17, 1993               0  $     0  $        0  $        0   $      0

Issuance of Common Stock:
  May, 1993 For Cash
  Advances Made on
  Behalf of the Company
  and Services at
  $.0002 Per Share        1,500,000    1,500      (1,200)          0        300

Net (Loss)                                                     (300)       (300)
                       ------------  -------  ----------  ---------    --------
Balance at
  June 30, 1993 & 1994    1,500,000    1,500      (1,200)       (300)         0

Issuance of Common Stock:
  October 1995 For
  Cash Advances Made on
  Behalf of the Company
  and Services at
  $.00006 Per Share       3,500,000    3,500      (3,290)          0        210

Net (Loss)                                                     (210)       (210)
                       ------------  -------  ----------  ---------    --------
Balance at
  June 30, 1995           5,000,000    5,000      (4,490)       (510)         0

Expenses Paid By
  Shareholders on
  Behalf of the Company                           10,000                 10,000

Net (Loss)                                                   (10,000)   (10,000)
                       ------------  -------  ----------  ----------   --------
Balance at
  June 30, 1996 & 1997    5,000,000    5,000       5,510     (10,510)         0

Stock Issued for Patent
  and Related Costs
  at $.004 Per Share     12,500,000   12,500      39,144                 51,644

Net (Loss)                                                   (77,407)   (77,407)
                       ------------  -------  ----------  ----------   --------
Balance at
  June 30, 1998          17,500,000   17,500      44,654     (87,917)   (25,763)

Net (Loss)                                                   (55,812)   (55,812)
                       ------------  -------  ----------  ----------   --------
Unaudited Balance at
  September 30, 1998     17,500,000  $17,500  $   44,654  $ (143,729)  $(81,575)
                       ============  =======  ==========  ==========   ========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

                                       13

INTERNATIONAL FUEL SOLUTIONS, INC.
Notes to Unaudited Financial Statements
For the Three Month Period Ended September 30, 1998

The unaudited financial information included for the three month interim period ended September 30, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended September 30, 1998, are not necessarily indicative of the results expected for the fiscal year ended June 30, 1999.

                             SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL FUEL SOLUTIONS, INC.
                              (Registrant)

                              Dated:  November 13, 1998



                              By:  s/Devinder Randhawa
                                 --------------------------------
                                 Devinder Randhawa,
                                 President and Secretary

                 INTERNATIONAL FUEL SOLUTIONS, INC.

          Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended September 30, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule                        17