Form 10QSB
period 1998-12-31
INTERNATIONAL FUEL SOLUTIONS INC
filed 1999-02-16
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

               For Quarter Ended:  December 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1998, was 17,500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the six month period ended December 31, 1998, are attached hereto.

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

          As of the date of this report, the Company has had preliminary discussions with FES concerning the possibility of rescinding the acquisition of the Assets. However, as of the date of this report, no definitive agreement has been reached in this regard. In the event of such rescission, the Company will file an applicable Form 8-K advising the Commission of the same.

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

Liquidity and Capital Resources

          The Company generated no revenues during the six month period ended December 31, 1998, or prior thereto. It is anticipated that the Company will not commence generating revenues until the independent testing described above has been completed and the Company has successfully raised equity capital, as described herein.

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

          To date, the Company has been financed by private loans in the amount of $31,667 and $51,462. The latter was provided by an officer and director of the Company. These loans accrue interest at the rate of prime plus 1%, are not collateralized and are due upon demand. It is not anticipated that the holder of these notes will make demand on the Company in the near future, or that any of the proceeds which may be derived from the proposed private offering of securities will be utilized to repay these obligations.

          During the six month period ended December 31, 1998, the Company incurred losses of ($75,001) as a result of its incurring legal and accounting expense and research and development costs, as well as other general and administrative expenses. It is anticipated that the Company will continue to incur these charges without corresponding revenues for at least the next 6 months.

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

Inflation

          Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the six month period ended December 31, 1998.

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

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Balance Sheet
_____________________________________________________________________________

                                              Unaudited         Audited
                                             December 31,       June 30,
                                                 1998             1998
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $    20,150
  Property & Equipment
    (Net of $39 Depreciation)                       736                 0
  Other Assets-Patent Application Costs          10,130            10,130
                                              _________       ___________
TOTAL ASSETS                                  $  10,866       $    30,280
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable

  Current Liabilities
    Current Portion-Note Payable              $  31,667       $    25,000
    Current Portion-Note payable
      Related Party                              51,462            20,338
    Bank Overdraft                                3,964                 0
    Accounts Payable Trade                       22,846            10,705
    Accrued Interest Payable                      1,691                 0
                                              ---------       -----------
  Total Current Liabilities                   $ 111,630       $    56,043

  Long-Term Liabilities                               0                 0
                                              ---------       -----------
TOTAL LIABILITIES                             $ 111,630       $    56,043

SHAREHOLDERS' EQUITY

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Common Stock, $.001 Par Value;
  50,000,000 Shares Authorized,
  17,500,000 Issued and Outstanding           $  17,500       $    17,500

  Additional Paid In Capital                     44,654            44,654

  Deficit Accumulated During
    the Development Stage                      (162,918)          (87,917)
                                              _________       ___________
TOTAL SHAREHOLDERS' EQUITY                    $(100,764)      $   (25,763)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $  10,866       $    30,280
                                              =========       ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Unaudited Statement of Operations
_____________________________________________________________________________

                                                   For the       For the
                                                 Three Months  Three Months
                                                    Ended         Ended
                                                  December       December
                                                  31, 1998       31, 1997
                                                ____________   ____________
Revenue                                         $          0   $          0
                                                ------------   ------------
Expenses
  Consulting                                    $      1,609   $          0
  Depreciation                                            39
  Dues, Licenses, & Fees                               5,136
  Legal and Accounting                                 7,581              0
  Office                                                   0              0
  Rent                                                   426
  Research & Development                                 333              0
  Stock Transfer                                         100              0
  Telephone                                                0              0
  Travel                                               2,792              0
                                                ------------   ------------

Total Expenses                                  $     18,016   $          0
                                                ------------   ------------

Net (Loss) Before
  Other Expenses                                $    (18,016)  $          0

Other (Expenses) - Interest                           (1,173)             0
                                                ------------   ------------

Net (Loss                                       $    (19,189)  $          0
                                                ============   ============

Basic (Loss) Per
  Common Share                                  $     ($0.00)   $    ($0.00)
                                                ============    ===========
Weighted Average Common
  Shares Outstanding                              17,500,000      5,000,000
                                                ============    ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Unaudited Statement of Operations
_____________________________________________________________________________
                                                            February 17,
                                 For the       For the         1993
                                Six Months    Six Months    (Inception)
                                  Ended         Ended          Thru
                                 December      December       December
                                 31, 1998      31, 1997       31, 1998
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0
                              ------------   ------------   -------------
Expenses
  Consulting                  $     14,727   $          0   $      17,740
  Depreciation                          39              0              39
  Dues, Licenses & Fees              5,136              0           5,136
  Legal and Accounting              30,901                         66,212
  Office                             2,043              0           3,175
  Rent                                 426                            426
  Research & Development            10,559              0          55,273
  Stock Transfer                       474              0             474
  Telephone                            749              0             915
  Travel                             8,091              0          11,672
                              ------------   ------------   -------------

Total Expenses                $     73,145   $          0   $     161,062
                              ------------   ------------   -------------

Net (Loss) Before
  Other Expenses              $    (73,145)  $          0   $    (161,062)

Other (Expenses) - Interest         (1,856)             0          (1,856)
                              ------------   ------------   -------------

Net (Loss                     $    (75,001)  $          0   $    (162,918)
                              ============   ============   =============

Basic (Loss) Per
  Common Share                $     ($0.00)   $    ($0.00)
                              ============    ===========
Weighted Average Common
  Shares Outstanding            17,500,000      5,000,000
                              ============    ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Unaudited Statement of Cash Flow
_____________________________________________________________________________
                                                                 February
                                    For the        For the       17, 1993
                                   Six Months     Six Months    (Inception)
                                     Ended          Ended           Thru
                                  December 31,   December 31    December 31,
                                      1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss)                   $    (75,001)  $          0   $    (162,918)
    Stock Issued for Services/
     Assets                                 0              0          30,338
+
    Expenses Paid by Share-
     holder on Behalf of Company            0              0          52,154
    Depreciation                           39                             39
    Increase in Accounts Payable       12,141              0          22,646
    Increase in Accrued Interest        1,691              0           1,691
                                 ------------   ------------   -------------
  Net Cash Flows
    From Operations                   (61,130)             0         (55,850)
                                 ------------   ------------   -------------
Cash Flows From
  Investing Activities:
    Purchase of Patent                      0              0         (10,130)
    Purchase of Equipment                (775)             0            (775)
                                 ------------   ------------   -------------
  Net Cash Flows Provided
    By Investing                         (775)             0         (10,905)
                                 ------------   ------------   -------------
Cash Flows From
  Financing Activities:
   Payments Made on Debt              (15,000)                       (15,000)
   Monies Received from
    Loan Advances                      52,791              0          77,791
                                 ------------   ------------   -------------
  Net Cash Flows Provided
    By Financing                       37,791              0          62,791
                                 ------------   ------------   -------------
Net Increase (Decrease) in Cash       (24,114)             0          (3,964)
Cash At Beginning of Period            20,150              0               0
                                 ------------   ------------   -------------
Cash At End of Period            $     (3,964)  $          0   $      (3,964)
                                 ============   ============   =============
Supplementary Disclosure of
  Cash Flow Information:
    Noncash Financing Activities:
      Stock Issued For Cash
      Advances And Services      $         0    $         0   $         510
                                 ===========    ===========   =============
      Expenses paid by Share-
      holders on Behalf of
      the Company                $         0    $         0   $      30,338
                                 ===========    ===========   =============
      Stock Issued for
      Acquisition of Patents
      and Related Costs          $         0    $         0   $      52,144
                                 ===========    ===========   =============

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

INTERNATIONAL FUEL SOLUTIONS, INC.
(fka LBF CORPORATION)
(A Development Stage Company)
Statement of Shareholders' Equity
_______________________________________________________________________________
                                                           Deficit
                                               Capital   Accumulated
                        Number of              Paid In    During the
                          Shares     Common   Excess Of  Development
                       Common Stock   Stock   Par Value     Stage       Total
                       ____________  _______  __________  __________  _________
Balance at
  February 17, 1993               0  $     0  $        0  $        0  $       0

Issuance of Common Stock:
  May, 1993 For Cash
  Advances Made on
  Behalf of the Company
  and Services at
  $.0002 Per Share        1,500,000    1,500      (1,200)          0        300

Net (Loss)                                                      (300)      (300)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1993 & 1994    1,500,000    1,500      (1,200)       (300)         0

Issuance of Common Stock:
  October 1995 For
  Cash Advances Made on
  Behalf of the Company
  and Services at
  $.00006 Per Share       3,500,000    3,500      (3,290)          0        210

Net (Loss)                                                      (210)      (210)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1995           5,000,000    5,000      (4,490)       (510)         0

Expenses Paid By
  Shareholders on
  Behalf of the Company                           10,000                 10,000

Net (Loss)                                                   (10,000)   (10,000)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1996 & 1997    5,000,000    5,000       5,510     (10,510)         0

Stock Issued for Patent
  and Related Costs
  at $.004 Per Share     12,500,000   12,500      39,144                 51,644

Net (Loss)                                                   (77,407)   (77,407)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1998          17,500,000   17,500      44,654     (87,917)   (25,763)

Net (Loss)                                                   (75,001)   (75,001)
                       ------------  -------  ----------  ----------  ---------
Unaudited Balance at
  December 31, 1998      17,500,000  $17,500  $   44,654  $ (162,918) $(100,764)
                       ============  =======  ==========  ==========  =========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial Statements.

INTERNATIONAL FUEL SOLUTIONS, INC.
Notes to Unaudited Financial Statements
For the Six Month Period Ended December 31, 1998
------------------------------------------------

The unaudited financial information included for the three month and six month interim period ended December 31, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended December 31, 1998, are not necessarily indicative of the results expected for the fiscal year ended June 30, 1999.

                           SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL FUEL SOLUTIONS, INC.
                              (Registrant)

                              Dated:  February 12, 1999



                              By:  s/Devinder Randhawa
                                 --------------------------------
                                 Devinder Randhawa,
                                  President and Secretary

                INTERNATIONAL FUEL SOLUTIONS, INC.

         Exhibit Index to Quarterly Report on Form 10-QSB
             For the Quarter Ended December 31, 1998

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .   19