Form 10QSB
period 1999-03-31
RETAIL HIGHWAY COM INC
filed 1999-05-17
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 1999

                        Commission File Number: 000-23485



                            RETAIL HIGHWAY.COM, INC.
        (Exact name of small business issuer as specified in its charter)



                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0177646
                        (IRS Employer Identification No.)

                         430 PENINSULA AVENUE, SUITE ONE
                              SAN MATEO, CALIFORNIA
                    (Address of principal executive offices)

                                      94401
                                   (Zip Code)

                                 (650) 685-9926
                           (Issuer's Telephone Number)

                                 25 CAVELL AVE.
                        TORONTO, ONTARIO, CANADA M4K 1L5
                                (Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1999, was 5,000,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the nine month period ended March 31, 1999, are attached hereto.

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

                  Effective as of March 31, 1999, the Company and FES entered into a Rescission Agreement, whereby the Company and FES agreed to rescind the FES acquisition, and FES tendered back to the Company's treasury an aggregate of 12,500,000 "restricted" common shares issued pursuant to the acquisition. FES also agreed to repay certain balances incurred by the Company applicable to the rescission and other related activities.

PLAN OF OPERATION

                  The Company generated no revenues during the nine month period ending March 31, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company implements its new business plan. While no assurances can be so provided, as of the date of this report, it is not anticipated that the Company will commence generating revenues until completion of its proposed web site as detailed below.

                  The Company's new business plan relates to an asset acquisition undertaken by the Company subsequent to March 31, 1999. On March 31, 1999, the Company entered into a letter of intent with Mr. Michael Levine, Toronto, Canada ("Levine"), whereby the Company agreed, in principle, to acquire certain assets owned by Levine, including an electronic commerce web site and the rights to business and domain names, including "Shopshopshopping.com", "Retailhighway.com" and "Greatestmallonearth.com" (the "Assets").
 In exchange for the Assets, the Company agreed to issue 2,500,000 shares of its common stock equal to ownership of approximately 33% of its outstanding shares, in exchange for all of the Assets. The acquisition was successfully consummated effective April 17, 1999, and the Company changed its name to "Retail Highway.com, Inc."

                  The Company's new business plan is to establish an "Internet shopping portal" by providing personalized, intuitive, interactive shopping features combined with entertainment, community news and information services. Management intends to utilize the latest Internet technologies to support multi-vendor shopping carts, powerful search capabilities, streaming multimedia entertainment and personalized content. The graphic design and navigation features of the proposed site are expected to provide a clean and simple user friendly interface free of cluttered displays and information overload. Revenues are expected to be derived from the sales of advertising and a percentage of sales from its vendor partners.

                  The Company is currently accepting bids from among what management believes are the best web site builders and Internet hosting companies currently in existence, which web site will be constructed in accordance with the Company's technical specifications. While no assurances can be provided, management estimates that a final contract will be completed in this regard on or before June 1, 1999, with the web site becoming fully functional on or before October 15, 1999.

                  As of the date of this report, management has initiated discussions with several major retailers in order to establish their interest in becoming a member of the Company's "mall" concept. To the best knowledge of management, there are no other virtual malls which possess the brand name "bricks and mortars" retailers. Most of the virtual malls simply offer hyperlinks to a retailer's web site. The Company, through its web site, expects to be able to provide Internet shoppers access to a collection of what management perceives as the best retailers in the world, fast access to the products which consumers want to purchase and a responsive customer service environment. In order to draw shoppers to the Company's web site, the Company will implement an aggressive combination of marketing strategies, including both standard advertising, Internet solutions and mass media.

LIQUIDITY AND CAPITAL RESOURCES

                  During the nine month period ended March 31, 1999, the Company incurred losses of ($87,512) as a result of its incurring ongoing research and development costs related to attempting to implement its prior business plan of developing, production and marketing of a heat exchange unit, and other general and administrative expenses.

                  The Company presently has no liquid financial resources to allow it to implement its proposed business plan. In this regard, management has commenced a private offering of the Company's common stock pursuant to both Regulation S and Regulation D. Management intends to raise up to $1.5 million in aggregate gross proceeds by selling shares of common stock at an offering price of $.75 per share. As of the date of this report, the Company has accepted subscriptions aggregating $980,000 from these offerings.

                  Because the Company is not currently required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. It is anticipated that current management, who assumed their positions with the Company subsequent to March 31, 1999, will begin receiving nominal salaries in the near future. It is further anticipated that the Company will continue to incur expenses without corresponding revenues for at least the next 6-12 months.

                  The Company's securities are currently not liquid. There are no market makers in the Company's securities. However, it is anticipated that the Company will file an application to list its common stock for trading on the OTC Bulletin Board once it successfully closes its private placement offering described herein. However, there can be no assurances that the Company's common stock will be approved for trading.

INFLATION

                  Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the nine month period ended March 31, 1999.

YEAR 2000 DISCLOSURE

                  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns no computer equipment. It anticipates utilizing outside contractors for the bulk of its computer work. These proposed consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  In  April  1999,  the  Company's   shareholders   approved  an
amendment to the Company's articles of incorporation, changing the name of the Company to "Retail Highway.com, Inc."

ITEM 5.           OTHER INFORMATION -

                  Effective April 17, 1999, the Company consummated an asset acquisition wherein the Company acquired certain assets from Michael Levine ("Levine") of Toronto, Canada, including an electronic commerce web site and the rights to business and domain names, including "Shopshopshopping.com," "Retailhighway.com" and

"Greatestmall on earth.com." in exchange for the issuance of 2,500,000 shares of its common stock to Levine and his assigns equal to ownership of approximately 33% of its outstanding shares.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three month period ended March 31, 1999.

RETAIL HIGHWAY.COM, INC.
(f/k/a International Fuel Solutions, Inc.)
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------------------

                                              Unaudited         Audited
                                               March 31,        June 30,
                                                 1999             1998
                                              ---------       -----------
ASSETS

  Current Assets - Cash                       $       0       $    20,150
  Property & Equipment                                0                 0
  Other Assets-Patent Application Costs               0            10,130
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $    30,280
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable

  Current Liabilities
    Current Portion-Note Payable              $       0       $    25,000
    Current Portion-Note payable
      Related Party                                   0            20,338
    Bank Overdraft                                    4                 0
    Accounts Payable Trade                        1,499            10,705
    Accrued Interest Payable                          0                 0
                                              ---------       -----------
  Total Current Liabilities                   $   1,503       $    56,043

  Long-Term Liabilities                               0                 0
                                              ---------       -----------
TOTAL LIABILITIES                             $   1,503       $    56,043

SHAREHOLDERS' EQUITY

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Common Stock, $.001 Par Value;
  50,000,000 Shares Authorized,
  5,000,000 Issued and Outstanding            $   5,000       $    17,500

  Additional Paid In Capital                    168,926            44,654

  Deficit Accumulated During
    the Development Stage                      (175,429)          (87,917)
                                              ---------       -----------
TOTAL SHAREHOLDERS' EQUITY                    $  (1,503)      $   (25,763)
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $    30,280
                                              =========       ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial
Statements.




RETAIL HIGHWAY. COM, INC.
(fka International Fuel Solutions, Inc.)
(A Development Stage Company)
Unaudited Statement of Operations
-----------------------------------------------------------------------------

                                                   For the       For the
                                                 Three Months  Three Months
                                                    Ended         Ended
                                                    March         March
                                                  31, 1999       31, 1998
                                                ------------   ------------
Revenue                                         $          0   $          0
                                                ------------   ------------
Expenses
  Consulting                                    $          0   $          0
  Depreciation                                             0              0
  Dues, Licenses, & Fees                                (217)             0
  Legal and Accounting                                   536              0
  Office                                                 865              0
  Rent                                                     0              0
  Research & Development                              10,129              0
  Stock Transfer                                       1,158              0
  Telephone                                                0              0
  Travel                                                   0              0
                                                ------------   ------------

Total Expenses                                  $     12,471   $          0
                                                ------------   ------------

Net (Loss) Before
  Other Expenses                                $    (12,471)  $          0

Other (Expenses) - Interest                              (39)             0
                                                ------------   ------------

Net (Loss                                       $    (12,510)  $          0
                                                ============   ============

Basic (Loss) Per
  Common Share                                  $     ($0.00)   $    ($0.00)
                                                ============    ===========
Weighted Average Common
  Shares Outstanding                               5,000,000      5,000,000
                                                ============    ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial
Statements.




RETAIL HIGHWAY. COM, INC.
(fka International Fuel Solutions, Inc.)
(A Development Stage Company)
Unaudited Statement of Operations
-----------------------------------------------------------------------------

                                                  For the       For the
                                                Nine Months   Nine Months
                                                   Ended         Ended
                                                   March         March
                                                  31, 1999      31, 1998
                                               ------------   ------------
Revenue                                        $          0   $          0
                                               ------------   ------------
Expenses
  Consulting                                   $     14,727   $          0
  Depreciation                                           39              0
  Dues, Licenses & Fees                               4,919              0
  Legal and Accounting                               31,437              0
  Office                                              2,909              0
  Rent                                                  426              0
  Research & Development                             20,688              0
  Stock Transfer                                      1,632              0
  Telephone                                             749              0
  Travel                                              8,091              0
                                               ------------   ------------

Total Expenses                                 $     85,617   $          0
                                               ------------   ------------

Net (Loss) Before
  Other Expenses                               $    (85,617)  $          0

Other (Expenses) - Interest                          (1,895)             0
                                               ------------   ------------

Net (Loss                                      $    (87,512)  $          0
                                               ============   ============

Basic (Loss) Per
  Common Share                                 $     ($0.02)   $    ($0.00)
                                               ============    ===========
Weighted Average Common
  Shares Outstanding                              5,000,000      5,000,000
                                               ============    ===========

     The Accompanying Notes Are An Integral Part of These Unaudited Financial
Statements.




RETAIL HIGHWAY.COM, INC.
(fka International Fuel Solutions, Inc.)
(A Development Stage Company)
Unaudited Statement of Cash Flow
-----------------------------------------------------------------------------

                                                                 February
                                    For the        For the       17, 1993
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended           Thru
                                    March 31,      March 31,      March 31,
                                      1999          1998            1999
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Net (Loss)                   $    (87,512)  $          0   $    (175,429)
    Stock Issued for Services/
     Assets                                 0              0          52,154
    Expenses Paid by Share-
     holder on Behalf of Company       77,300              0         122,508
    Depreciation                           39                             39
    Increase (Decrease) in
      Accounts Payable                 (9,206)             0           1,499
    Increase in (Decrease) in
      Accrued Interest                      0              0               0
                                 ------------   ------------   -------------
  Net Cash Flows
    From Operations                   (19,379)             0             771
                                 ------------   ------------   -------------
Cash Flows From
  Investing Activities:
    Purchase of Patent                      0              0               0
    Purchase of Equipment                (775)             0            (775)
                                 ------------   ------------   -------------
  Net Cash Flows Provided
    By Investing                         (775)             0            (775)
                                 ------------   ------------   -------------
Cash Flows From
  Financing Activities:
   Payments Made on Debt              (15,000)             0         (15,000)
   Loans Paid by Shareholder
    on Behalf of Company              (31,667)             0         (31,667)
   Monies Received From
    Loan Advances                      46,667              0          46,667
                                 ------------   ------------   -------------
  Net Cash Flows Provided
    By Financing                            0              0               0
                                 ------------   ------------   -------------
Net Increase (Decrease) in Cash       (20,154)             0              (4)
Cash At Beginning of Period            20,150              0               0
                                 ------------   ------------   -------------
Cash At End of Period            $         (4)  $          0   $          (4)
                                 ============   ============   =============






                                                                 February
                                    For the        For the       17, 1993
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended           Thru
                                    March 31,      March 31,      March 31,
                                      1999          1998            1999
                                 ------------   ------------   --------------
Supplementary Disclosure of
  Cash Flow Information:
    Noncash Financing Activities:
      Stock Issued For Cash
      Advances And Services      $         0    $         0   $         510
                                 ===========    ===========   =============
      Stock Issued for
      Acquisition of Patents
      and Related Costs          $         0    $         0   $      52,144
                                 ===========    ===========   =============
      Expenses & Notes Assumed
      and Paid by Shareholder    $   112,547    $         0   $     142,885
                                 ===========    ===========   =============

      Equipment Received by
      Shareholder for Payment    $       775    $         0   $         775
                                 ===========    ===========   =============


     The Accompanying Notes Are An Integral Part of These Unaudited Financial
Statements.





RETAIL HIGHWAY.COM, INC.
(fka International Fuel Solutions, Inc.)
(A Development Stage Company)
Statement of Shareholders' Equity
-------------------------------------------------------------------------------
                                                           Deficit
                                               Capital   Accumulated
                        Number of              Paid In    During the
                          Shares     Common   Excess Of  Development
                       Common Stock   Stock   Par Value     Stage       Total
                       ------------  -------  ----------  ----------  ---------
Balance at
  February 17, 1993               0  $     0  $        0  $        0  $       0

Issuance of Common Stock:
  May, 1993 For Cash
  Advances Made on
  Behalf of the Company
  and Services at
  $.0002 Per Share        1,500,000    1,500      (1,200)          0        300

Net (Loss)                                                      (300)      (300)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1993 & 1994    1,500,000    1,500      (1,200)       (300)         0

Issuance of Common Stock:
  October 1995 For
  Cash Advances Made on
  Behalf of the Company
  and Services at
  $.00006 Per Share       3,500,000    3,500      (3,290)          0        210

Net (Loss)                                                      (210)      (210)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1995           5,000,000    5,000      (4,490)       (510)         0

Expenses Paid By
  Shareholders on
  Behalf of the Company                           10,000                 10,000

Net (Loss)                                                   (10,000)   (10,000)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1996 & 1997    5,000,000    5,000       5,510     (10,510)         0

Stock Issued for Patent
  and Related Costs
  at $.004 Per Share     12,500,000   12,500      39,144                 51,644

Net (Loss)                                                   (77,407)   (77,407)
                       ------------  -------  ----------  ----------  ---------
Balance at
  June 30, 1998          17,500,000   17,500      44,654     (87,917)   (25,763)






                                                           Deficit
                                               Capital   Accumulated
                        Number of              Paid In    During the
                          Shares     Common   Excess Of  Development
                       Common Stock   Stock   Par Value     Stage       Total
                       ------------  -------  ----------  ----------  ---------
Expenses Paid by
  Shareholders on
  Behalf of the Company                                      (77,407)   (77,407)

March 31, 1999
  Rescission of
  Acquisition Entered
  into in June 1998     (12,500,000) (12,500)    (12,500)

Net (Loss)                                                   (87,512)   (87,512)

                       ------------  -------  ----------  ----------  ---------
Unaudited Balance at
  March 31, 1999          5,000,000  $ 5,000  $  168,926  $ (175,429) $  (1,503)
                       ============  =======  ==========  ==========  =========



     The Accompanying Notes Are An Integral Part of These Unaudited Financial
Statements.


INTERNATIONAL FUEL SOLUTIONS, INC.
Notes to Unaudited Financial Statements
For the Nine Month Period Ended March 31, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended March 31, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended March 31, 1999, are not necessarily indicative of the results expected for the fiscal year ended June 30, 1999.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 - Rescission of Prior Acquisition

On March 31, 1999, the Company entered into a rescission agreement with FES Innovations, Inc. ("FES"), a privately held British Columbia, Canada corporation, whereby the Company and FES did agree to rescind the previous asset acquisition agreement entered into between the aforesaid parties in June 1998. As part of the terms of this rescission, FES and its assignees did agree to tender back into the Company's treasury an aggregate of 12,500,000 "restricted" common shares, representing 71.4% of the Company's then outstanding common stock. FES also agreed to repay certain balances incurred by the Company applicable to the rescission and other related activities of the Company. Reference is made to the Company's Report on Form 8-K dated March 31, 1999.

Note 4 - Subsequent Events

Effective April 17, 1999, the Company acquired certain assets owned by Michael Levine. The Company issued 2,500,000 shares of its common stock equal to ownership of approximately 33% of its issued and outstanding shares. Reference is made to the Company's Report on Form 8-K dated April 17, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated:  May 14, 1999



                                       By: s/Michael Levine
                                          -----------------------------------
                                          Michael Levine,
                                          President and Secretary

                       INTERNATIONAL FUEL SOLUTIONS, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................17