Form 10KSB
period 1999-06-30
RETAIL HIGHWAY COM INC
filed 1999-11-08
CIK 1050691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
     [x] Annual  Report  Pursuant  to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1999

                           Commission File No. 0-23485

                            RETAIL HIGHWAY.COM, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                       INTERNATIONAL FUEL SOLUTIONS, INC.
                       ----------------------------------
                             (Former Name of Issuer)

          Nevada                                               98-0177646
          ------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                         430 Peninsula Avenue, Suite One
                           San Mateo, California 94401
                                 (650) 685-9926
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                  ------------
                                (Title of class)

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

Issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of November 3, 1999:
$-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 3, 1999 there were 9,221,867 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Forty Seven pages.
                   Exhibit Index is Located at Page Forty Six.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            RETAIL HIGHWAY.COM, INC.

                                                                            PAGE

Facing Page
Index
PART I
Item 1.    Description of Business....................................         4
Item 2.    Description of Property....................................        11
Item 3.    Legal Proceedings..........................................        11
Item 4.    Submission of Matters to a Vote of
               Security Holders.......................................        11

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters........................        12
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.............................................        12
Item 7.    Financial Statements.......................................        23
Item 8.    Changes in and Disagreements With
               Accountants on Accounting
               and Financial Disclosure...............................        37

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act......................        37
Item 10.   Executive Compensation.....................................        40
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management..................................        41
Item 12.   Certain Relationships and Related
               Transactions...........................................        43

PART IV
Item 13.   Exhibits and Reports on Form 8-K...........................        43


SIGNATURES............................................................        45

EXHIBIT INDEX ........................................................        46

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Retail Highway.com, Inc., f/k/a International Fuel Solutions, Inc., f/k/a LBF Corporation (the "Company"), was incorporated on February 17, 1993 under the laws of the State of Nevada to engage in any lawful corporate purpose. Until June 1998, other than issuing shares to its shareholders, the Company never commenced any other operational activities. On June 25, 1998, the Company acquired certain patent application rights (the "FES Assets") from FES Innovations, Inc., a British Columbia, Canada corporation ("FES"). The relevant terms of the transaction provided for the Company to (i) undertake a "forward split" of its common stock, whereby 10 shares of common stock were issued in exchange for each share of common stock then issued and outstanding, in order to establish the number of issued and outstanding common shares of the Company to be 5,000,000 shares; and (ii) issue to FES and its assigns an aggregate of 12,500,000 "restricted" common shares (post split), representing approximately 71.4% of the Company's then outstanding common stock. The patent rights acquired in the FES Assets consists of a patent application for a fuel heating apparatus which is integrated into the fuel line of an internal combustion engine.

     Effective March 31, 1999, the Company entered into a rescission agreement with FES, whereby the Company and FES did agree to rescind the previous asset acquisition agreement entered into between the aforesaid parties in June 1998. As part of the terms of this rescission, FES and its assigns did agree to tender back into the Company's treasury the 12,500,000 "restricted" common shares previously issued. FES also agreed to repay a former principal of the Company for certain loans made to the Company applicable to the rescission and other related activities of the Company. The principal reason for this rescission was the anticipated time and costs associated with bringing this product to market.

     Thereafter, effective April 17, 1999, the Company acquired certain assets owned by Michael Levine, including a proposed electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com" (the "Assets"). The Company issued 2,500,000 shares of its common stock equal to ownership of approximately 33% of its then outstanding shares, in exchange for all of the Assets. In addition, the Company's shareholders approved an amendment to the Company's Articles of Incorporation, changing the name of the Company to "Retail Highway.com, Inc." The then management of the Company resigned their respective positions with the Company and were replaced by the Company's current management. See Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons" below.

     As a result of this acquisition, the Company's principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores.

     As of the date of this report, the Company has completed an agreement with Siegel & Gale, Inc. ("S&G"), a top ten interactive and branding agency, whereby S&G agreed to provide the Company with web site development and market posturing services. The applicable agreement requires the Company to pay S&G the sum of One Hundred Seventy Five Thousand ($175,000) Dollars in incremental payments, with 40% ($70,000) due upon kick-off of the project, another 40% due upon completion of brand definition and the balance due upon completion of the project.

     In addition, in October 1999, the Company executed a contract with Q Strategies, LLC. ("QS"), a West Coast based customizing company that specializes in Interworld Commerce Exchange packages, whereby QS has agreed to provide the Company with planning and systems design services and integration of third party support services to support the Company's Internet-based electronic commerce. In exchange for the same, the Company agreed to issue to QS an aggregate of 116,677 shares of its common stock, 20,000 of which was to be issued upon execution of the agreement and an aggregate of 96,677 additional restricted shares of the Company's common stock subject to completion of phases of services to be performed as more fully detailed in the agreement, including (i) completion of design project (13,333 shares); (ii) start of implementation project (25,000 shares); (iii) beta site launch (25,000 shares); and (iv) production of site launch (33,334 shares).

     Web site specifications are being completed and, while no assurances can be provided, it is anticipated that the Company's site development will commence during the fourth calendar quarter of 1999. It is also in the process of negotiating with BAM retailer partners for their inclusion on the Company's web site. The Company has initiated exploratory discussions with a select group of retailer candidates and begun development of strategic relationships with retail industry organizations. In the first calendar quarter of 2000, the Company will launch a public relations campaign targeting the retail industry, placing ads in retailer publications and participating in trade events. The objective will be to generate awareness and inquiries and accelerate the addition of new retailers after initial site launch. The campaign will also focus on corporations with multiple chains of branded stores, such as Federated Stores and Williams-Sonoma/Pottery Barn. Management believes that these prospective retailer clients have received the Company's concept in a positive manner; however, they have indicated that they wished to review how the prospective web site will operate before they commit to contracting with the Company.

     Shopping functions at the site will use technology provided by one of the leading e-commerce software suites, Commerce Exchange from InterWorld Corporation, which provides comprehensive capabilities for product merchandising, account management and order management. Commerce Exchange is unique among the leading e- commerce packages in that it is based on a "process-centric" methodology that allows it to be easily customized and adapted to any business model. This is particularly important for the Company in accommodating the wide range of requirements imposed by the need to interface to a large number of different retailer systems. Commerce Exchange also supports personalizing the customer experience based on user preferences, registration profiles, geographic location and other data. Major e-commerce sites currently using Commerce Exchange include Nike, Brooks Brothers and Micro Warehouse.

     The terms of the agreement between the Company and Interworld Corporation provide for the Company to pay to Interworld a non-refundable fee of $317,300 (which represents $250,500 in net license fees and $66,800 in first year support and maintenance fees) in exchange for a non-exclusive, perpetual, non-transferable license to use the Interworld software.

     The Company has also been involved in discussions with other entities in order to create a demonstration model of its web site and believes that applicable agreements with all parties necessary to establish the Company's web site will be concluded within the time parameters referenced herein, in order to allow the Company to begin implementation of its business plan in a timely manner.

     While online-only stores, such as Amazon, Priceline, and CDNow, have enjoyed great recent success, management believes that online extensions of BAM stores will ultimately dominate the Internet channel. For the future growth of e-commerce, the progress of traditional BAM retailers will be crucial. According to the Boston Consulting Group, multichannel retailers now account for 62% of online revenues, compared to 38% for online only retailers. Given that multichannel BAM retailers benefit from established brand imagery and a large base of loyal customers, their lead is expected to widen. Management believes that for current and future cybershoppers, online extensions of familiar BAM stores are the logical choice since these are the same retail establishments they have frequented throughout their shopping lives, BAM Retailers can exploit the established shopping habits of consumers within familiar channels online, strong brand equities already exist in contrast to the very high spending levels required by online only stores to establish themselves, BAM retailers realize significant synergies between their online extensions, existing infrastructures and physical stores and compared to online-only stores, BAM Retailers have higher profit margins, because their customers are more interested in quality and selection than price.

     Management   anticipates   that  aggressive   advertising  and  promotional
campaigns will drive high volumes of consumer traffic to the site. Community-building programs should generate additional traffic. A rich portfolio of entertainment content is expected to extend the duration of site visits and it is hoped that an abundance of product information will stimulate frequent, high- value purchases.

     This complementary mix of content is intended to differentiate the Company from the "shopping-only" format of current sites and is designed to be a major traffic builder, attracting site visitors for entertainment features and converting them to shoppers. While no assurances can be so provided, the "stickiness" factor is expected to increase the frequency and value of transactions, stimulate word-of-mouth referrals and attract high levels of repeat visitors. When the full complement of content is in place, the Company envisions its desktop icon being in place on millions of computer screens for instant linking to its shopping destination.

     The home page of the Company's web site will provide "off- ramp" access to category-specific groups of retailers. Consumers can choose the exit most relevant to their interest and then conduct specific product searches from among a database of stores, which specialize in that area. Category diversification across familiar anchor and branded specialty stores also provides insulation from the downside of focusing on price-competitive, low- margin categories. While the range of stores and products is expected to be broad, the Company's site is being developed with the idea that navigation among the various BAM retailers who agree to market their products on the Company's web site will be easy and the checkout process is being designed to be simple and secure.

     The consumer marketing plan is designed to achieve the following objectives: (i) high levels of visitors at introduction and sustaining traffic to generate a long-term reach of 4.5% among the rapidly growing audience of online households; (ii) significant transaction fee revenues derived from exceeding the industry- standard look-to-buy ratio, currently 2%; and (iii) above-average "time-on-site" metrics, increasing store visits and significant revenues from both advertising and transaction fees.

     For a more detailed description of the Company's business plan, see "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation."

Private Offering of Securities

     In order to provide the Company with the capital deemed necessary by management to implement the business plan described herein, in April 1999, the Company successfully consummated a private offering of its common stock pursuant to Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended, whereby the Company sold 1,721,867 shares of its common stock at an offering price of $.75 per share, for total proceeds of approximately $1,291,400.


Employees

     The Company  presently  has two (2)  employees,  including  its  President,
Michael Levine, and a general manager. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons" below. The Company intends to employ additional persons once the Company implements its business plan described herein. While no assurances can be provided that additional employees will be retained in the future, management has projected that the Company will require an additional 39 employees during the calendar year ending December 31, 2000, including employees in technology, sales, advertising, promotions, customer service, accounting and other support staff persons.

     Management believes that its relationship with the Company's employees is good. No employee is a member of any union.

Competition

     Consumers are confronted with a wide range of options when shopping online, including Online-only Stores, such as Amazon.com and CDNow; Online Extensions of BAM Retailers, including L.L. Bean, Barnes & Noble and Toys R Us; "Horizontal" Portals, including AOL, Yahoo and MSN; and Dedicated Shopping Destinations, including iMall.com and fashionmall.com. Many of the sites operate largely or entirely on the click-through model, essentially offering product information and search capabilities but not selling products directly.

     Online-only Stores are largely responsible for driving the recent growth of the e-commerce industry. These destinations generally focus on a single product category, although Amazon, for example, is attempting to broaden its reach. They provide a consumer-friendly experience and in many cases are technically excellent. Using aggressive promotion and marketing, a few of these online-only stores have been extremely successful. For example, Amazon.com is competitive with the top horizontal portals in online market reach (10%) This success is measured in category dominance, phenomenal growth and huge market valuations, but not necessarily in profitability. IPO capital has funded expansion through acquisition and the addition of new product categories. However, ongoing (and anticipated future) operating losses are the result of very high expenses associated with brand building and cutthroat price competition within their commodity categories.

     Horizontal Portals leverage their extremely heavy traffic to generate click-throughs from their shopping "channels." Typically, visitors click-through to individual retailer sites. After a purchase is made, the shopper must then navigate back to the shopping channel to visit another store. Portals derive revenue from a combination of click-through charges and commissions on each transaction. The major portals also charge their retailing partners large rental fees for prominent positions on their site.

     Dedicated Shopping destinations operate in a similar way to the horizontal portals, except that the sites are shopping- specific. The business proposition is aggregation of traffic to provide click-throughs to retailer sites in return for fees and commissions. These sites also spend heavily in advertising to generate traffic on behalf of their affiliated retailers. Many of these sites promote the large number of retailers they represent without any apparent concern for quality or brand prominence. For example, imall.com features in their store listings for electronics such household names as Eddie & Mac's Discount Electronics and FM Sounds In-the-Ear Radio.

     Management believes that there are four important differences between the Company and competitive online shopping sites including:

                  (i) The Company will represent only BAM Retailers. As a result, customers will have a sense of familiarity, comfort and security.

                  (ii) The Company will not operate on the click-through model. All retailer product data will reside with the Company and customers can make multiple purchases at different stores without ever leaving the site and becoming "lost in cyberspace." Product searches should be faster and more effective, resulting in higher visitor retention rates, transaction size and look-to-buy ratio.

                  (iii) Shoppers will use a multi-vendor shopping cart and single checkout transaction, regardless of the number of stores from which purchases are made.

                  (iv)  The  Company  will  provide   extensive   entertainment,
         news/information and community-oriented features to establish the "one-stop lifestyle destination."

     The Company believes that these advantages will make its web site a compelling destination for online shoppers across a broad demographic range and attract quality BAM Retailer partners to establish or enhance their online presence. The key factors for competitive insulation are a successful and timely launch, fast growth and the development of a commanding brand presence. No assurances can be provided that the Company will successfully establish these factors within the time parameters described herein, or at all.

     However, despite the aforesaid discussion, the industry is highly competitive. The Company has and will continue to encounter competition from numerous other firms and established institutions, many of which are larger, have longer histories of operations and have greater financial, marketing and other resources than that of the Company. No assurances can be provided that the Company will be successful in its efforts to maintain market acceptance or that, even if successful, will be able to attract sufficient sales to make its operations commercially profitable.

Trademarks

     The Company holds the rights to the names "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com." In addition, on July 16, 1999, the Company submitted an application to the US Patent and Trademark office to register the mark "RetailHighway.com." Subsequently, the US Patent and Trademark Office assigned the serial number 75/755804 to the Company's application. The Company does not utilize any other trademarks or patent rights in its business.

Government Regulations

     The Company is not currently subject to direct federal, state, or local regulation and laws or regulations applicable to access to, or commerce on, the Internet, other than regulations applicable to business generally. However, due to the increasing popularity and use of the Internet and other on-line services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's products and services or increase the cost of doing business or in some other manner have a material adverse affect on the Company's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse affect on the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company's principal place of business located at 430 Peninsula Avenue, Suite One, San Mateo, California 94401, which consists of approximately 800 square feet of executive office space. This space is provided to the Company on a rent free basis by Joseph Owens, a director of the Company. In addition, the Company also maintains an office at 478 Queen St. East, Toronto, Ontario, Canada M5A 1T7, which consists of approximately 3,200 square feet of executive office space. It pays a monthly rent of $1,566 (CDN) (approximately $6 per square foot) pursuant to a written lease which expires in August 2004. The cost for this location increases by $1.00 per square foot per year (CDN) each year of the lease term. The Company's principal office's telephone number is (650) 685-9926 and facsimile number is (650) 685-9930.

     The Company neither owns nor leases any other properties, either real or personal.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 1999, the shareholders approved an amendment to the Articles of Incorporation of the Company to change the name of the Company to its present name, by consent of a majority of the issued and outstanding stock.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for any of the Company's securities. Management does intend to file an application to list the Company's common stock for trading after the Company has concluded its fund raising activities. See "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." However, there can be no assurances that the Company will raise the amount of funds projected to be necessary to fully implement its business plan described herein, or if it does so, that it will file an application to trade the Company's securities, or if it does, that the Company's application will be approved.

     (b) Holders. There are 98 holders of the Company's Common Stock, not including those persons who hold their securities in "street name."

     (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended June 30, 2000.

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

Overview

     The Company was incorporated on February 17, 1993, under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, the Company filed a registration statement with the US Securities and Exchange Commission on Form 10-SB, registering its common stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). The Company's intention at that time was to seek to acquire assets or shares of an entity actively engaged in business which generated revenues or provided a business opportunity, in exchange for its securities. In effect, this filing caused the Company to be a full "reporting company" under the 34 Act.

     In April 1999, the Company successfully consummated an acquisition of certain assets owned by Michael Levine, including an electronic commerce web site and the rights to business and domain names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com" (the "Assets"). In exchange for the Assets, the Company agreed to issue 2,500,000 shares of its common stock equal to ownership of approximately 33% of its outstanding shares, in exchange for all of the Assets. The acquisition was successfully consummated effective April 17, 1999, and the Company changed its name to "Retail Highway.com, Inc."

Plan of Operation

     The Company generated no revenues during the fiscal year ended June 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company implements its new business plan. While no assurances can be so provided, as of the date of this report, it is not anticipated that the Company will commence generating revenues until it fully implements its business plan described herein, which is expected to occur during the fiscal year ending June 30, 2000.

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

     As of the date of this report, the Company has completed an agreement with Siegel & Gale, Inc. ("S&G"), a top ten interactive and branding agency, whereby S&G agreed to provide the Company with web site development and market posturing services. The applicable agreement requires the Company to pay S&G the sum of One Hundred Seventy Five Thousand ($175,000) Dollars in incremental payments, with 40% ($70,000) due upon kick-off of the project, another 40% due upon completion of brand definition and the balance due upon completion of the project.

     In addition, in October 1999, the Company executed a contract with Q Strategies, LLC. ("QS"), a West Coast based customizing company that specializes in Interworld Commerce Exchange packages, whereby QS has agreed to provide the Company with planning and systems design services and integration of third party support services to support the Company's Internet-based electronic commerce. In exchange for the same, the Company agreed to issue to QS an aggregate of 116,677 shares of its common stock, 20,000 of which was to be issued upon execution of the agreement and an aggregate of 96,677 additional restricted shares of the Company's common stock subject to completion of phases of services to be performed as more fully detailed in the agreement, including (i) completion of design project (13,333 shares); (ii) start of implementation project (25,000 shares); (iii) beta site launch (25,000 shares); and (iv) production of site launch (33,334 shares).

     It is anticipated that the Company will enter into a contract with an e-commerce solution supplier in the near future, as negotiations with various companies have commenced. Web site specifications are being completed and, while no assurances can be provided, it is anticipated that the Company's site development will commence during the fourth calendar quarter of 1999. It is also in the process of negotiating with BAM retailer partners for their inclusion on the Company's web site. The Company has initiated exploratory discussions with a select group of retailer candidates and begun development of strategic relationships with retail industry organizations. In the first calendar quarter of 2000, the Company will launch a public relations campaign targeting the retail industry, placing ads in retailer publications and participating in trade events. The objective will be to generate awareness and inquiries and accelerate the addition of new retailers after initial site launch. The campaign will also focus on corporations with multiple chains of branded stores, such as Federated Stores and Williams-Sonoma/Pottery Barn. Management believes that these prospective retailer clients have received the Company's concept in a positive manner; however, they have indicated that they wished to review how the prospective web site will operate before they commit to contracting with the Company.

     To the best knowledge of management, there are no other virtual malls which exclusively possess the brand name "bricks and mortar" retailers. Most of the virtual malls simply offer hyperlinks to a retailer's web site. The Company, through its web site, expects to be able to provide Internet shoppers access to a collection of what management perceives as the best retailers in the world, fast access to the products which consumers want to purchase and a responsive customer service environment. In order to draw shoppers to the Company's web site, the Company will implement an aggressive combination of marketing strategies, including both standard advertising, Internet solutions and mass media.

     The Company concurs with industry analysts that BAM retailers will ultimately be the big winners in online shopping. With existing high levels of brand-awareness, huge bases of loyal and trusting customers and, in many cases, efficient mail-order infrastructures in place, BAM retailers are poised to capitalize on the e-commerce boom.

     BAM Retailers are continually seeking high-traffic locations for new stores, and the Company intends to provide them with a unique and compelling opportunity. In addition to directing large numbers of shoppers to its BAM partners, the Company's highly targeted advertising will ensure that site visitors have a high propensity for spending online. Transaction rates will be enhanced by featuring a wide variety of product information and entertainment content on the site, including product reviews, lifestyle articles, music, movie and game downloads, category- specific news, "how-to" segments, email, messaging and more. This featured content will keep shoppers on-site longer and continually provide reasons to buy. Additionally, listings of retailers' physical store locations will provide benefits by building incremental traffic at the BAM stores. The ability for customers to pick up orders, make returns or exchanges, and capitalize on synergistic online/real-world promotions will provide BAM retailers with a significant advantage over their online-only competition.

     According to ComputerWorld, the average cost of an e-commerce web site is now more than $1 million. RetailHighway offers retailers a turnkey solution at no cost other than a fee paid on each sale made. The Company absorbs all operational costs for marketing, advertising, site development and hosting, and where necessary will provide consultation on fulfillment and other supply-chain requirements.

     As noted by Ernst & Young, Goldman Sachs, Jupiter Research and other leading researchers, BAM retailers have in general been late in developing an Internet presence. Without strong initiatives in this relatively new arena, they face significant competitive pressures from online-only merchants. BAM retailers are currently making a shift to this multichannel strategy. The Company intends to provide a turnkey solution to BAM retailers by becoming a primary aggregation point for online store extensions and high levels of consumer traffic. The Company believes that both wired and non-wired retailers should benefit from a cost-efficient e- commerce solution that will allow them to sell online while maintaining their individual brand imagery. This is expected to be achieved through:

     - Single-site shopping at a broad range of quality Bricks and Mortar retailers. The Company intends to represent only branded Bricks and Mortar Retailers. As a result, customers will have a unique sense of familiarity, comfort and security.

     - Turnkey e-commerce solutions for those BAM retailers not yet online. The Company expects to be the only shopping site on the Internet which will not require retailers to have their own web site as a pre-requisite for participation.

     - Fast intuitive shopping without "click-throughs" to individual retailer sites. All retailer product data will reside at RetailHighway.com and customers will make multiple purchases at different stores without ever leaving the site. The risk of becoming "lost in cyberspace" is eliminated.

     - A single shopping cart for all stores on the site. Shoppers will use a single multi-vendor shopping cart and single check-out transaction, regardless of the number of stores from which purchases are made.

     - A one-time, highly secure credit card transaction process.

     - Rich entertainment and information content to generate traffic, increase purchases and build community among shoppers. The Company intends to provide extensive entertainment, news/information and community-building features to establish itself as the "one-stop shopping and lifestyle destination."

     -            Online chat, e-mail and other portal services.

     - Toll-free phone customer service features coordinated with participating Retailers.

     While no assurances can be provided, by providing these features and benefits, management believes that the Company's site should become a preferred online equivalent of physical mall locations. The primary revenue source will be transaction fees charged to retailers as a percentage of gross sales, equivalent to those paid to real-world mall operators. Additional revenues will be derived from advertising on the site.

     The Company's web site is expected to be populated exclusively by retailers with physical real-world store locations. While early adopters of online shopping have been primarily price-driven, management believes that the larger, emerging wave of online consumers is predisposed to the same quality, selection and trust that they currently enjoy at their favorite real-world retailers. This is fundamental to the Company's strategy of providing familiar cyber-environments designed to enhance the comfort and security of shoppers. What the Company will provide is convenient access to the familiar "One-Stop-Shopping At Your Favorite Stores."

     The Company will operate as a facilitator and will neither invest in product inventory nor provide product fulfillment services. Industry analysts call this model the "sweet spot" in consumer e-commerce. While RetailHighway.com will transact all orders, the individual BAM retailers will handle product shipment.

     At present Web sites such as iMall and Shop.com offer web site building and hosting for companies wishing to establish an e- commerce presence on the Internet. In addition, click-through sites such as fashionmall.com will, for a fee, direct traffic from their site to the e-commerce site of a retailer or e-tailer. In all cases, retailers wishing to sell on the Internet are required to dedicate significant financial resources to an Internet e-commerce strategy. Management believes that the Company's competitive advantage will come from its ability to offer aggregation of a large number of shoppers drawn by its unique combination of great stores, speed, convenience, and information/entertainment content to those BAM retailers already online and to provide a turnkey solution for non-wired BAM retailers to implement an e-commerce strategy without the need for their own web site.

     Key objectives of the Company's retailer acquisition plan include: (i) broad product coverage to position the Company as the "one-stop" online shopping destination; (ii) an initial complement (at site launch) of high-quality BAM partners which provides a basis for growth in traffic and transactions; and (iii) rapid addition of BAM Retailer partners to realize competitive ownership of key product categories.

     The Company has secured the expertise of key advisors from the retail sector to develop the business-to-business sales strategy. Given the importance of time-to-market, particular emphasis will be put on identifying category-specific retailers who have fully embraced online selling, can make fast partnering decisions and whose product content can easily be integrated into the Company's database. The Company believes that a successful site launch will require an initial store count of 30-50 with a balanced mix of key product categories. Initially only a subset of a particular retailer's inventory may be available so that more stores will be on-site early, with their remaining products to be added after site launch.

     As of the date of this report, the Company has initiated exploratory discussions with a select group of retailer candidates. A demonstrator model of the site will be completed for use in formal retailer presentations. The Company has also begun development of strategic relationships with industry organizations such as the National Retail Federation. During January 2000, the Company intends to launch a public relations campaign targeting the retail industry, placing ads in retailer publications and participating in trade events. The objective will be to generate awareness and inquiries and accelerate the addition of new retailers after initial site launch. The campaign will also focus on corporations with multiple chains of branded stores, such as Federated Stores and Williams-Sonoma/Pottery Barn.

     Key selection criteria for targeted retailers include category leadership, effective product-fulfillment infrastructure, broad brand-awareness and quality image, ease of database conversion, quality customer service, broad product selection, progressive corporate culture and aggressive marketing. Prospective BAM partners currently conducting mail order, catalogue or Internet operations will receive the highest priority. Prospective retailers will also be evaluated for their adherence to high standards in customer service, problem resolution, product return, and customer privacy practices.

     Promotional incentives being considered to foster rapid engagement of initial BAM retailers include a period of reduced or eliminated transaction fees on customer purchases, credits for on-site advertising as visitor traffic reaches threshold levels, prominent mentions in the Company's consumer advertising campaign and limited-time exclusivity in specific product categories.

     Management  believes  that  a  strong  brand  presence  is  crucial  to the aggregation of consumer traffic. The Company's goal of category dominance requires it to quickly and effectively establish powerful brand recognition by consumers. To accomplish this, management has designed a marketing and communications strategy that relies on both online impressions as well as strong real-world initiatives. All advertising will focus on inextricably linking the Company's URL with "shopping" in the mind of the consumer and establishing the Company as the site which replicates the real- world shopping experience online. Specific brand attributes such as speed, ease of navigation, security and fun will also be emphasized. The Company's consumer marketing plan employs strategies designed to achieve high levels of visitors at introduction and sustaining traffic to generate a long-term reach of 4.5% among the rapidly growing audience of online households, significant transaction fee revenues derived from exceeding the industry-standard "look-to-buy" ratio (currently 2%) and above-average "time-on-site" metrics, increasing store visits and significant revenues from both advertising and transaction fees.

     Management also believes that the simplicity of the Company's message is conducive to efficient media spending. Many online shopping sites spend enormous advertising budgets to establish their reason-for-being and develop brand imagery. RetailHighway believes that it can spend proportionately less to achieve its objectives because its message is straightforward and directly addresses the primary motivators of online shoppers: speed, value, convenience, choices and fun. In addition, the highly memorable and relevant name of those BAM's anticipated to be part of the Company's web site should allow easy recognition and allow for efficient media spending with a cost-effective mix of ad unit sizes, combining larger print and longer broadcast ads to educate the public with high-frequency insertions of smaller and shorter ads to maximize share-of-mind. The inclusion of high-quality branded retailers is expected to enhance consumer recall, accelerate response rates and help to mitigate security concerns for online shoppers.

     Advertising will target both men and women with equal weight, an age range of 25-54, and households with incomes greater than $50,000. These demographics are consistent with those of current online shoppers. RetailHighway will closely monitor online user data to ensure that advertising continues to be precisely targeted.

     To verify that advertising spending is optimized for the lowest cost of customer acquisition, frequent market tests of media mix and spending levels will be conducted. This testing will be executed within multiple markets to continually tune national spending levels. Likewise, ad campaign concepts will be subjected to focus group and market-testing research prior to broad deployment. The objective of this testing is to define the combination of ad designs and media spending which generates the lowest ratio of sales to marketing cost.

     The Company intends to implement a disciplined geographical rollout plan designed to measure consumer-response rates and identify system performance issues. Introduction of the Company's service will be initiated via Beta test in early Spring 2000 in three major markets, including Chicago, Illinois, San Francisco, California and Dallas, Texas and will span a two-month market measurement period. This should provide ample time for advertising awareness to build. Additional markets will be added over the ensuing months building to top-20 market coverage. During this rollout period, national coverage will be achieved through targeted advertising on the Internet and Cable TV to reach upper-income Internet users. Media will run at heavier weights in these top 20 "wired" markets, which contain over 80% of America's Internet- connected homes. These markets include the top US areas of dominant influence ("ADI's"). San Francisco/San Jose will receive added local emphasis in order to significantly penetrate the Silicon Valley community. New York will also be targeted to impact the Wall Street financial community.

     Concurrent with this effort, research tracking studies measuring consumer awareness, attitudes and response rates will be conducted. Findings from this introductory phase will be used to make required adjustments to advertising messages, media mix and spending levels. System performance-tuning requirements will also be identified and addressed during this period.

     The Company's advertising campaign is designed to generate broad awareness of the RetailHighway.com brand while establishing its compelling consumer proposition. Media selection will be based on the target audience of upwardly mobile consumers, busy but Internet-literate, who use the Net for information as well as entertainment. The plan will target "purchasers" as well as "shoppers" with limited leisure time who are looking for a fast, easy, secure and efficient way to shop online. The technology sector, including users and investors, will also be targeted.

     Media selection will include both national and local components. The national component will enable the message to be communicated to all users of online services. The focus of local advertising will be on the twenty key "wired" markets where the majority of online users reside.

     Relevant to the Company's national media plan, it is anticipated that this will involve cable television, rather than the broadcast networks, which management believes will target key consumers more effectively and efficiently. Cable networks under consideration include CNN, CNBC, MSNBC, Headline News, Bloomberg Business Report, and CNNfn. The campaign will use 10-second spots to promote the RetailHighway.com URL in very high-frequency rotation. The plan includes as many as 200 spots per station over the launch period in the early-morning, prime time and late-night dayparts. Additionally, national magazines skewed to the Internet user, business and investor class will also be used. Publications under consideration include Fast Company, Business Week, Industry Standard, Forbes, Fortune, Red Herring and Wired. Other national publications including The Wall Street Journal, USA Today, Time, Newsweek, GQ, Details, Maxim, Cosmopolitan and the New Yorker, which provide broader reach to the Company's target market are also expected to be utilized.

     Internet advertising will be used for continuity of brand presence among Internet users currently adopting cybershopping and the new consumers coming to the Internet. Given that the cost of banner ads on well-trafficked sites is very expensive and average click-through rates have fallen to below 1%, the Company will conduct frequent "run-of-net" testing to evaluate which sites are best for ad placements. These evaluations will be based on cost- per-converted-lead versus traditional cost-per-thousand views.

     Direct-mail initiatives tied to credit card and participating- retailer account mailings will target a defined demographic segment of online shoppers. Special offers and incentives will be available to consumers via the direct-mail campaign.

Liquidity and Capital Resources

     During the fiscal year ended June 30, 1999, the Company incurred losses of ($137,642) ($.02 per share) as a result of its incurring ongoing research and development costs related to attempting to implement its prior business plan of developing, production and marketing of a heat exchange unit, as well as its current business plan described herein and other general and administrative expenses.

     In order to implement the business plan described herein, management obviously recognized the need for operating capital. In response to this need, in April 1999, the Company successfully consummated a private offering of its common stock whereby the Company sold 1,721,867 shares of its common stock at an offering price of $.75 per share, for total proceeds of approximately $1,291,400. These funds are estimated by management to be sufficient to allow the Company to commence implementation of its business plan described herein. However, management has estimated that, in order to fully implement the Company's business plan, it will be necessary for the Company to raise additional funds of up to $35 million, in either debt, equity or a combination of the same. To date, management has undertaken discussions with various investment bankers and venture capitalists who have expressed an interest in providing this funding to the Company, but no definitive agreement has been reached between the Company and any other entity to provide such funding to the Company and no assurances can be provided that such an agreement will be reached in the future.

     Because the Company is not currently required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. It is anticipated that current management, who assumed their positions with the Company subsequent to March 31, 1999, will begin receiving nominal salaries in the near future. It is further anticipated that the Company will continue to incur expenses without corresponding revenues for at least the next six to twelve months.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities. However, it is anticipated that the Company will file an application to list its securities for trading on a national exchange once the Company has completed its financings described hereinabove. However, there can be no assurances that the Company's common stock will be approved for trading if and when such an application is so filed.

Inflation

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the fiscal year ended June 30, 1999.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns nominal computer equipment valued at approximately $6,000. All of this equipment has been tested for Year 2000 compliance. It anticipates utilizing outside contractors for the bulk of its computer work, if any, until after January 1, 2000. These proposed consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. As of the date of this report, the Company is relying upon Interworld for its computer services. The applicable agreement between the Company and Interworld provides for the Company being indemnified for any Year 2000 liabilities. However, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the web sites that direct consumers to the Company's website will be Year 2000 compliant. In this regard, it is noted that the Company's proposed web site will not be operational until after January 1, 2000 and as a result, the Year 2000 impact is anticipated to be nominal on the Company.

ITEM 7.  FINANCIAL STATEMENTS

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)


                          INDEX TO FINANCIAL STATEMENTS




                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Balance sheet                                                            F-3

Statements of operations                                                 F-4

Statement of stockholders' equity (deficit)                              F-5

Statements of cash flows                                                 F-6

Notes to financial statements                                         F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Retail Highway.com, Inc.
San Mateo, California


We have audited the accompanying balance sheet of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) (a development stage company), as of June 30, 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) for the year ended June 30, 1998 and the period February 17, 1993 (inception) through June 30, 1998, were audited by other auditors whose report dated September 10, 1998, expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) (a development stage company) at June 30, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                         HORTON & COMPANY, L.L.C.

Wayne, New Jersey
October 7, 1999, except for the last two paragraphs of Note 5, as to which the date is October 28, 1999

                                       F-2



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                                  June 30, 1999



                                     ASSETS


Cash and equivalents                                                $1,250,408
Prepaid expenses                                                        10,369
                                                                    ----------

   Total assets                                                     $1,260,777
                                                                    ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                    $   18,756
Loan payable-officer                                                    15,213
                                                                    ----------

   Total liabilities                                                    33,969
                                                                    ----------

Stockholders' equity:
Common stock, $.001 par value
    50,000,000 shares authorized
     9,211,867 shares issued and outstanding                            9,219
 Additional paid-in capital                                         1,443,148
 Deficit accumulated during the development stage                    (225,559)
                                                                   ----------

   Total stockholders' equity                                       1,226,808
                                                                   ----------

   Total liabilities and stockholders' equity                      $1,260,777
                                                                   ==========






                        See notes to financial statements


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS




                                                           February 17, 1993
                                                              (inception)
                                    Year ended June 30,         Through
                                       1999         1998     June 30, 1999
                                  ----------    ----------    -----------
Revenues                          $        -    $        -    $         -
                                  ----------    ----------    -----------
Operating expenses:
Professional and consulting           51,971        28,324         90,295
Research and development              48,784        44,714         93,498
Business development and travel       26,457         3,951         30,408
Office                                15,809           418         16,737
                                  ----------    ----------    -----------

                                     143,021        77,407        230,938

Interest income                       (5,379)            -         (5,379)
                                  ----------    ----------    -----------

Net loss                          $ (137,642)   $  (77,407)   $  (225,559)
                                  ==========    ==========    ===========

Basic loss per share              $    (0.02)   $    (0.02)   $     (0.06)
                                  ==========    ==========    ===========

Weighted average common
  shares outstanding               5,792,129     5,000,000      3,738,120
                                  ==========    ==========    ===========











                        See notes to financial statements

                                       F-4


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                             Deficit
                             Number of                      Accumulated
                              Shares            Additional  During the
                              Common    Common    Paid-in   Development
                               Stock     Stock    Capital      Stage       Total
                             ---------  ------  ----------  ---------  ----------
Balance at February 17, 1993         -  $    -  $        -  $       -   $       -

Stock issued for cash
  advances made on behalf
  of the Company and services
  provided at $.0002
  per share                  1,500,000   1,500      (1,200)         -         300

Net loss                             -       -           -       (300)       (300)
                             ---------  ------  ----------  ---------  ----------
Balance at June 30,
  1993 and 1994              1,500,000   1,500      (1,200)      (300)          -

Stock issued for cash
  advances made on behalf
  of the Company and services
  provided at $.00006
  per share                  3,500,000   3,500      (3,290)         -         210

Net loss                             -       -           -       (210)       (210)
                             ---------  ------  ----------  ---------  ----------
Balance at June 30, 1995     5,000,000   5,000      (4,490)      (510)          -

Expenses paid by
  shareholders on behalf
  of the Company                     -       -      10,000          -      10,000

Net loss                             -       -           -    (10,000)    (10,000)
                             ---------  ------  ----------  ---------  ----------
Balance at June 30,
  1996 and 1997              5,000,000    5,000      5,510    (10,510)          -

Patent and related costs
  contributed at $.004
  per share                          -       -      51,644          -      51,644

Net loss                             -       -           -    (77,407)    (77,407)
                             ---------  ------  ----------  ---------  ----------
Balance at June 30, 1998     5,000,000   5,000      57,154    (87,917)    (25,763)

Obligations assumed by
  shareholders on behalf
  of the Company                     -       -     113,378          -     113,378

Stock issued to acquire
  intangible assets          2,500,000   2,500      (2,500)         -           -

Stock issued in
  private placement          1,711,867   1,719   1,282,181          -   1,283,900

Costs incurred in connection
  with private placement             -       -      (7,065)         -      (7,065)

Net loss                             -       -           -   (137,642)   (137,642)
                             ---------  ------  ----------  ---------  ----------
Balance at June 30, 1999     9,211,867  $9,219  $1,443,148  $(225,559) $1,226,808
                             =========  ======  ==========  =========  ==========

                        See notes to financial statements


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                              February 17, 1993
                                                                 (inception)
                                         Year ended June 30,       through
                                           1999        1998     June 30, 1999
                                       ----------    --------    ----------
Net loss                               $ (137,642)   $(77,407)   $ (225,559)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
   Expenses of Company paid by
    officer                                15,213      20,338        45,551
   Obligations assumed by
    stockholders                           68,040           -        68,040
   Issuance of common stock
    for services/assets                         -      51,644        52,154
   Increase in prepaid expenses              (239)          -          (239)
   Increase in accounts payable             8,051      10,705        18,756
                                       ----------    --------    ----------
        Net cash provided by (used
         in) operating activities         (46,577)      5,280       (41,297)
                                       ----------    --------    ----------
Cash flows from investing activities:
   Purchase of applied for patent               -     (10,130)      (10,130)
                                       ----------    --------    ----------
        Net cash used in
         investing activities                   -     (10,130)      (10,130)
                                       ----------    --------    ----------

Cash flows from financing activities:
   Net proceeds from private
    placement of common stock           1,276,835           -     1,276,835
   Loan advances received                       -      25,000        25,000
                                       ----------    --------    ----------
        Net cash provided by
         financing activities           1,276,835      25,000     1,301,835
                                       ----------    --------    ----------
Net increase in cash and
 equivalents                            1,230,258      20,150     1,250,408

Cash and equivalents,
 beginning of period                       20,150           -        20,150
                                       ----------    --------    ----------
Cash and equivalents,
 end of period                         $1,250,408    $ 20,150    $1,270,558
                                       ==========    ========    ==========

                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999


1.   Summary of significant accounting policies

     This summary of significant accounting policies of Retail Highway.com, Inc. (hereinafter "Retail Highway" or the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of Retail Highway which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          History and business activity

     The Company was incorporated on February 17, 1993 under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, the Company filed a registration statement with the US Securities and Exchange Commission on Form 10-SB, registering its common stock under the Securities and Exchange Act of 1934, as amended (the "34 Act"). The Company's intention at that time was to seek to acquire assets or shares of an entity actively engaged in business which generated revenues or provided a business opportunity, in exchange for its securities. In effect, this filing caused the Company to be a full "reporting company" under the 34 Act.

     Effective June 19, 1998, the Company acquired certain patent application rights from FES Innovations, Inc., a British Columbia, Canada corporation ("FES"). The relevant terms of the transaction provided for the Company to
     (i) undertake a "forward split" of its common stock, whereby 10 shares of common stock were issued in exchange for each share of common stock issued and outstanding, in order to establish the number of issued and outstanding common shares of the Company at Closing to be 5,000,000 shares; and (ii) issue to FES and its assigns an aggregate of 12,500,000 "restricted" common shares (post split), representing approximately 71.4% of the Company's outstanding common stock. In July 1998, the Company filed amended articles of incorporation and changed its name to International Fuel Solutions, Inc.

     Effective as of March 31, 1999, the Company and FES entered into a Rescission Agreement, whereby the Company and FES agreed to rescind the FES Acquisition FES tendered back to the Company's treasury an aggregate of 12,500,000 "restricted" common shares issued pursuant to the acquisition and the Company returned the patent application rights it had acquired. FES also agreed to repay certain balances incurred by the Company applicable to the recession and other related activities.

     On March 31, 1999, the Company entered into a letter of intent with an unrelated party, whereby the Company agreed, in principle, to acquire certain assets owned by the seller, including the concept for an electronic commerce web site and the rights to business and domain names, including "Shopshopshopping.com", "Retail Highway.com" and "Greatestmallonearth.com" (the "Assets"). In exchange for the Assets, the Company agreed to issue 2,500,000 shares of its common stock, equal to ownership of approximately 33% of its outstanding shares, in exchange for all of the Assets. The acquisition was successfully consummated effective April 17, 1999, and the Company changed its name to "Retail Highway.com, Inc."

     The Company's plan is to establish an "Internet shopping portal" by providing personalized, intuitive, interactive shopping features combined with entertainment, community news and information services. Management intends to utilize the latest Internet technologies to support multi-vendor shopping carts, powerful search capabilities, streaming multimedia entertainment and personalized content. The graphic design and navigation features of the proposed site are expected to provide a clean and simple user-friendly interface free of cluttered displays and information overload. Revenues are expected to be derived from the sales of advertising and a percentage of sales from its vendor partners.

     The Company is currently accepting bids from among what management believes are the best web site builders and Internet hosting companies currently in existence, to construct a web site in accordance with the Company's technical specifications. While no assurances can be provided, management estimates that a final contract will be completed in this regard on or before October 31, 1999, with the web site becoming fully functional on or before April 1, 2000.

     As of the date on this report, management has initiated discussions with several major retailers in order to establish their interest in becoming a member of the Company's "mall" concept. To the best knowledge of management, there are no other virtual malls which possess the brand name "bricks and mortars" retailers. Most of the virtual malls simply offer hyperlinks to a retailer's web site. The Company, through its web site, expects to be able to provide Internet shoppers access to a collection of what management perceives as the best retailers in the world, fast access to the products which consumers want to purchase and a responsive customer service environment. In order to draw shoppers to the Company's web site, the Company will implement an aggressive combination of marketing strategies, including both standard advertising, Internet solutions and mass media.

          Development stage

     The Company has been a development stage company since its inception on February 17, 1993. Currently, the Company is seeking to establish an "Internet shopping portal" as described above.

          Concentration of credit risk

     The Company currently maintains cash balances with one bank in excess of limits insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1999, the Company's cash balance exceeded the FDIC insured limit by approximately $1,100,000. The Company also maintains cash in a money market account with an investment fund company. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash.

          Cash and equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

          Basic loss per common share

     Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

     Basic loss per common share has been restated for the year ended June 30, 1998, to give retroactive effect to the Stock Recession Agreement described in Note 2.

          Research and development

     Research and development costs are charged to operations when incurred and are included in operating expenses.

          Reclassifications

     Certain reclassifications have been made to the financial statements for the year ended June 30, 1998 and the period February 17, 1993 (inception) through June 30, 1998, to conform to the presentation for the year ended June 30, 1999.

2.   Stockholders' equity (deficit)

          Capitalization

     The Company initially authorized 2,500 shares of no par value common stock. In May 1993, the Company issued 300 shares of common stock valued at $300 or $1.00 per share for services and cash advances paid on behalf of the Company. In October 1995 the Company issued 700 shares of common stock valued at $210 or $.30 per share for services and cash advances paid on behalf of the Company.

     In August 1996 the Company's board of directors and shareholders authorized an increase in the Company's authorized stock to 50,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock with preferences to be determined by the board of directors at the time of issuance. The Secretary of the State of Nevada issued a Certificate of Amendment to the Articles of Incorporation in September 1997 relative to the increase in the authorized shares of stock.

     In August 1997 the board of directors of the Company approved a 500 to 1 forward split making the outstanding common stock equal to 500,000 shares.

     On June 19, 1998 the board of directors of the Company approved a 10 to 1 forward split making the outstanding common stock equal to 5,000,000 shares.

          1998 share issuance and subsequent rescission

     On June 19, 1998 the Company purchased certain patent application rights from an unrelated party in exchange for 12,500,000 shares of its common stock. The transaction was valued at predecessor cost of $51,644 or $.004 per share.

     Effective March 31, 1999, the Company entered into a Rescission Agreement whereby the 12,500,000 shares were returned to the Company's treasury. The number of shares outstanding at June 30, 1998 and for the period from the original issuance of the shares (June 18, 1998) through the effective date of the Rescission (March 31, 1999) have been restated to give retroactive effect to the Rescission Agreement. As a result, the Company's stockholders' equity is presented as if the shares had never been issued. Basic loss per share for the year ended June 30, 1998, has also been restated.

     In conjunction with the Rescission agreement, certain shareholders agreed to assume obligations incurred on behalf of the Company. The assumption of Company obligations was recorded as a capital contribution, resulting in an increase in additional paid-in capital of $113,378.

          1999 share issuance

     On April 17, 1999, the Company issued 2,500,000 shares of its common stock to acquire certain assets, including an electronic commerce web site and the rights to business and domain names (Note 1). No assets were recorded in the transaction because the seller had incurred only nominal costs for the assets and had no operations.

          Private placement

     During May through July 1999, the Company conducted a private placement under which it issued a total of 1,721,867 shares of its common stock at a purchase price of $0.75 per share. As of June 30, 1999, a total of 1,711,867 of such shares had been issued with total proceeds of $1,283,900 received. The remaining 10,000 shares were issued and $7,500 of proceeds received in July 1999.

     The Company anticipates using the proceeds of the private placement to fund the development of its web site and related operating and marketing expenses.

3.   Related party transactions

     Loan payable-officer represents an unsecured, non-interest bearing loan which arose from expenses paid on behalf of the Company by its president. Such loans are repaid in the ordinary course of business.

     During the years ended June 30, 1999 and 1998, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.

4.   Income taxes

     The Company accounts for income taxes using the ability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. There were no significant temporary differences leading to deferred tax assets or liabilities as of June 30, 1999.

     As of June 30, 1999, the Company has a deferred tax asset of $45,000 which arises from a net operating loss carryforward of approximately $225,000. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved through a valuation allowance.

     The net change in the valuation allowance for the years ended June 30, 1999 and 1998 was $27,510 and $15,388, respectively.

     The Company's net operating loss carryforward expires in the years 2006 through 2019.

5.   Commitments

          Software license agreement

     On August 10, 1999, the Company entered into an agreement whereby it purchased a non-exclusive, perpetual and non-transferable license to utilize certain software. Such software is to be used to enable on-line users to access information about, and to order electronically, products and services offered by the Company on its web site. The Company paid a total of $317,300, consisting of $250,500 in net license fees and $66,800 in first year support and maintenance fees.

     The Company has capitalized the license fee which it will amortize over a five-year period representing the software's estimated useful life. The support and maintenance fee will be expensed ratably over the one-year term of the support agreement.

          Leasing agreements

     Effective August 1, 1999, the Company entered into an operating lease agreement for the rental of office space. In connection therewith, the Company paid a $10,233 security deposit. Such deposit is to be applied, in part, to future rental payments with the balance to be held as a refundable security by the landlord. The lease is for a five year and two month term ending September 30, 2004.

     Future minimum payments under this operating lease are as follows:


          Year ending
            June 30,
          -----------

              2000                                           $11,160
              2001                                            16,834
              2002                                            18,966
              2003                                            21,098
              2004                                            23,230
           Thereafter                                          5,852
                                                             -------
                                                             $97,140
                                                             =======

     In addition, the Company is obligated for certain increases in the landlord's operating costs and real estate taxes.

          Patent application

     On July 16, 1999, the Company submitted an application to the U.S. Patent & Trademark Office to register the mark "RETAIL HIGHWAY.COM".

          Brand development

     During October 1999, the Company entered into an agreement with a marketing firm to develop the Retail Highway.com brand. The fees for the project total $175,000 with $70,000 to be paid upon commencement of the project and the balance to be paid within approximately 60 to 90 days.

          System design

     During October 1999, the Company also entered into agreement with a computer systems design and consulting firm to plan and design systems to support Internet-based electronic commerce, customer service, fulfillment interfaces and content management. It is estimated that the fees for such services will total $525,000 plus 116,667 shares of the Company's common stock. Fees of $60,000 plus 20,000 shares of the Company's common stock are payable at the commencement of the project with the balance of the payments in cash and stock payable over the term of the project which is not expected to exceed five months.































                                      F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In September 1999, the Company filed a Form 8-K, advising of the change in independent certified accountants, changing from Kish, Leake & Associates to Horton & Company LLP, who have audited the Company's financial statements appearing elsewhere in this report. There were no disagreements with Kish, Leake & Associates on accounting and/or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

         Name                      Age               Position
         ----                      ---               --------

         Michael Levine             50               CEO, President, Secretary
                                                     and Director

         Joseph T. Owens            49               Director

         Louis Mann                 49               Director

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

     (b) Resumes:

     Michael Levine, Chief Executive Officer, President, Secretary and a director of the Company, assumed his positions with the Company in April 1999. In addition to his positions with the Company, since 1976, Mr. Levine has also been President of Golden Groove Production, Inc., Toronto, Canada, a privately held Canadian corporation which is engaged in the collection of royalties and contract administration for record albums. From June 1995 through the present, Mr. Levine has been a partner in TRC Records, Mississauga, Ontario, Canada, where he negotiates worldwide distribution contracts of pre-recorded discs and coordinated the company's manufacturing process. Mr. Levine received a OAC degree from Sir J.A. MacDonald Collegiate in 1966. He devotes substantially all of his business time to the business of the Company.

     Joseph T. Owens, director, assumed his position with the Company in April 1999. In addition, since February 1995, Mr. Owens has been President of Owens & Associates, Inc., San Mateo, California, a privately held marketing consultant firm which developed strategies for interactive entertainment and Internet companies such as Sega, Electronic Arts, Crystal Dynamics, Yahoo and others. From February 1994 through February 1995, Mr. Owens was Senior Vice President of RC2, a division of Rogers/Cowan, Inc. a public relations firm located in New York, Los Angeles and San Mateo, California, where his principal activities were in marketing. He is the author of "Welcome to the Jungle" (Harper- Collins, 1994), a marketing handbook for the music industry, and is a frequent speaker at interactive and entertainment industry events and conferences. Mr. Owens received a Bachelor of Arts degree from York University in 1972. He devotes only such time as necessary to the business of the Company.

     Louis Mann, director, assumed his position with the Company in April 1999. In addition, since October 1988, Mr. Mann has been a Senior Vice-President of Capital Records, Inc., Hollywood, California, one of the music industry's premiere recording companies and in June 1999, he became the President of the Media Properties division of House of Blues International. Mr. Mann received a Bachelor of Arts degree in Communications from the University of Maryland in 1973 and a Masters in Business Administration degree from UCLA in 1992. Mr. Mann provides advice in the areas of entertainment content and content acquisition for the Company and he devotes only such time as necessary to the business of the Company.

Key Employees and Advisors

     Henry Silcock, Chief Technology Officer, is the founder and principal of Cambridge Consulting Services, a New Jersey based independent consulting firm providing strategic technology planning, market analysis and business development services to high-tech companies. From February 1995 until April 1996, he was Vice President, Program Development, at Mikros Systems Corporation in Princeton New Jersey, where he had business development responsibilities for commercial wireless communications projects. Prior to his business development projects, from March 1991 through January 1995, he was Vice President, Engineering and Vice President, Advanced Development at Mikros Systems Corp., where he ran the engineering group for ten years. During this period he led numerous programs in technical areas including digital wireless communications, signal processing and microprocessor architecture, custom chip development, systems and application software. Mr. Silcock has degrees from Cambridge University and SUNY Albany and was formerly Adjunct Professor of Computer Science at SUNY, Munro Scholar at Queens' College Cambridge and a researcher at the Computer-Aided Design Center in Cambridge, England. He devotes substantially all of his business time to the business of the Company.

     Stanley A. Hirschman has over 20 years of senior management experience with over half focused in technology and emerging products. For the last three years he has consulted with companies that include Northern Telecom (Nortel), MindSpring Enterprises, Netcom, CompUSA PC, Southwestern Bell Wireless and Babbage's Etc. He is President of CPointe Associates, Inc., an executive management and technology-consulting firm whose mission is to help its clients successfully manage dominant channel strategies. His retail background includes multi-store and executive management positions with The Gap, Banana Republic, Lane Bryant, TJ Maxx culminating in seven years as Vice President, Store Operations for Software Etc., a 394 store chain. He has the experience of turnaround situations where "tough minded decisions" make the difference in the life or death of a company and the "controlled nurturing" required when harnessing the enthusiasm of technology startups. He believes in strong fiscal management towards strategic, versus tactical, long-term return. In April 1995, Mr. Hirschman was elected director of Mustang Software, Inc. (NASDAQ: MSTG) and in January 1999 added the responsibilities of Chairman. He is active in community affairs and serves on the Dallas Advisory Board of the Salvation Army Adult Rehabilitation Centers. Mr. Hirschman provides consultation in the areas of retailer acquisition and technology.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefor, no reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1998 and 1999 of the Chief Executive Officer of the Company.


                          SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  ------- ------

Michael
Levine,     1999  $    0  $   0  $    0    $      0         0  $     0 $    0
President &
Director

Devinder(1)
Randhawa,
President   1998  $    0  $   0  $    0    $      0         0  $     0 $    0
-------------------------

(1)      None  of  the  Company's   officers  and/or   directors   received  any
         compensation for their respective services rendered unto the

         Company prior to the asset acquisition which closed in April 1999. Mr. Randhawa resigned his positions with the Company at that time.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse ant director for out of pocket expenses during the fiscal years ended June 30, 1998 and 1999.

     In addition to the cash compensation set forth above, the Company intends to reimburse each executive officer for expenses incurred on behalf of the Company on an out of pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $10,000 during the fiscal years ended June 30, 1998 and 1999.

     None of the Company's officers or directors serves pursuant to any employment agreement and it is not anticipated that the Company will offer such an agreement to any present officer or director in the immediate future.

Stock Plan

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers and/or directors. It is anticipated that the Company will adopt a stock option plan in the near future.

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

                      Name and         Amount and
                     Address of        Nature of
Title of             Beneficial        Beneficial      Percent of
 Class                 Owner           Ownership         Class
 -----                 -----           ---------         -----

Common       Michael Levine(1)         2,160,000          23.4%
             25 Cavell Ave.
             Toronto, Ontario,
             Canada M4K 1L5

Common       Marshall Naify            1,900,000          20.6%
             Revocable Trust DTD 2,3
             172 Golden Gate Ave.
             San Francisco, CA 94102

Common       Temple Trust Co.            725,000           7.9%
             2001 Leeward Hwy.
             McLean Building
             P.O. Box 62
             Providenciales, Turk & Caicos
             British West Indies

Common       Joseph T. Owens (1)         675,000           7.3%
             430 Peninsula Ave., #1
             San Mateo, CA 94401

Common       Betsy Heard                 495,000           5.4%
             3665 E. Bay Drive
             Largo, FL 33771

Common       Robert Hemmerling           490,000           5.3%
             106-1460 Pandosy St.
             Kelowna, B.C., Canada V1Y 1P3

Common       Louis Mann(1)                10,000            *
             23911 Aspen Way
             Calabasas, CA 91302

Common       All Officers &            2,845,000          30.9%
             Directors as a Group
             (3 persons)

---------------------
*        Less than 1%

(1) Officer and director of the Company as of the date of this report.

     The balance of the Company's outstanding Common Shares are held by 91 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Joseph Owens, a director of the Company, provides office space to the Company on a rent free basis.

     During the fiscal year ended June 30, 1999, Mr. Michael Levine, an officer and director of the Company, loaned the Company $15,213, which loan is unsecured and non-interest bearing. This loan arose from expenses paid on behalf of the Company. As of the date of this report, this loan has been repaid in full.

     Additionally, from inception of the Company through April 1999, RD Capital, Inc., a corporation owned and controlled by Devinder Randhawa, former President, Secretary and a director of the Company, loaned monies to the Company in order to allow the Company to pay its accounts. These loans were made pursuant to verbal agreements between the Company and Mr. Randhawa, were unsecured, non-interest bearing and due upon demand. The Company believes that the terms of these loans are more favorable to the Company than would have been available to the Company through more established financial institutions. As of the date of this report, all obligations owed to RD Capital, Inc. have been paid in full.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         27      Financial Data Schedule

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on December 2, 1997 and are incorporated by reference herein:

         3.1 Certificate and Articles of Incorporation and Amendments thereto.

         3.2  Bylaws

     The following exhibits were filed with the SEC in the exhibits section to the Company's Form 8-K dated April 17, 1999:

         2.4  Purchase and Sale Agreement between the Company and
Michael Levine

         3.3  Certificate of Amendment to Articles of Incorporation

(b)  Reports on Form 8-K

     On or about April 6, 1999, the Company filed a Form 8-K Report dated March 31, 1999, which is incorporated herein by reference as though fully set forth, reporting that the Company had entered into a rescission agreement with FES Innovations, Inc. ("FES"), a privately held British Columbia, Canada corporation, whereby the Company and FES agreed to rescind the previous asset acquisition agreement entered into between the aforesaid parties in June 1998. As part of the terms of the rescission, FES and its assignees did agree to tender back into the Company's treasury an aggregate of 12,500,000 "restricted" common shares, representing 71.4% of the Company's then outstanding common stock. FES also agreed to repay certain balances incurred by the Company applicable to the rescission and other related activities of the Company. The Report further advised of the execution of a letter of intent with Michael Levine ("Levine") of Toronto, Canada, wherein the Company agreed, in principle, to acquire certain assets owned by Levine, including an electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com" in exchange for the issuance of 2,500,000 shares of its common stock equal to ownership of approximately 33% of its then outstanding shares.

     Thereafter and on or about April 30, 1999, the Company filed a Form 8-K dated April 17, 1999, which is incorporated herein by reference as though fully set forth, wherein it reported the consummation of the transaction with Levine, the issuance of 2,500,000 shares of its common stock equal to ownership of approximately 33% of its issued and outstanding shares in exchange for the assets acquired, and a change in the Company's name to "Retail Highway.com, Inc."

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 1999.

                                        RETAIL HIGHWAY.COM, INC.
                                        (Registrant)


                                        By:/s/ Michael Levine
                                           ---------------------
                                           Michael Levine,
                                           President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 8, 1999.




/s/ Michael Levine
--------------------------
Michael Levine, Director


/s/ Joseph T. Owens
--------------------------
Joseph T. Owens, Director


/s/ Louis Mann
--------------------------
Louis Mann, Director

                            RETAIL HIGHWAY.COM, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .47