Form 10QSB
period 1999-09-30
RETAIL HIGHWAY COM INC
filed 1999-12-06
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

                         Commission File Number: 0-23485



                            RETAIL HIGHWAY.COM, INC.
        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0177646
                        (IRS Employer Identification No.)

                          430 Peninsula Avenue, Suite 1
                              San Mateo, California
                    (Address of principal executive offices)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999 was 9,221,867 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the three month period ended September 30, 1999, are attached hereto.

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

                  Effective as of March 31, 1999, the Company and FES entered into a Rescission Agreement, whereby the Company and FES agreed to rescind the FES acquisition, and FES tendered back to the Company's treasury an aggregate of 12,500,000 "restricted" common shares issued pursuant to the acquisition. FES also agreed to repay a former principal of the Company for certain loans made to the Company application to the rescission and other related activities of the Company. The principal reason for this rescission was the anticipated time and costs associated with bringing the product to market.

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

Plan of Operation

                  The Company generated no revenues during the three month period ended September 30, 1999. While no assurances can be provided, as of the date of this report it is not anticipated that the Company will commence generating revenues until completion of its proposed web site as detailed below.

                  The Company's business plan is to establish an "Internet shopping portal" by providing personalized, intuitive, interactive shopping features combined with entertainment, community news and information services. Management intends to utilize the latest Internet technologies to support multi-vendor shopping carts, powerful search capabilities, streaming multimedia entertainment and personalized content. The graphic design and navigation features of the proposed site are expected to provide a clean and simple user friendly interface free of cluttered displays and information overload. Revenues are expected to be derived from the sales of advertising and a percentage of sales from its vendor partners.

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

                  BAM Retailers are continually seeking high-traffic locations for new stores, and the Company intends to provide them with a unique and compelling opportunity. In addition to directing large numbers of shoppers to its BAM partners, the Company's highly targeted advertising will ensure that site visitors have a high propensity for spending online. Transaction rates will be enhanced by featuring a wide variety of product information and entertainment content on the site, including product reviews, lifestyle articles, music, movie and game downloads, category- specific news, "how-to" segments, e-mail, messaging and more. This featured content will keep shoppers on-site longer and continually provide reasons to buy. Additionally, listings of retailers' physical store locations will provide benefits by building incremental traffic at the BAM stores. The ability for customers to pick up orders, make returns or exchanges, and capitalize on synergistic online/real-world promotions will provide BAM retailers with a significant advantage over their online-only competition.

                  According to ComputerWorld, the average cost of an e- commerce web site is now more than $1 million. RetailHighway offers retailers a turnkey solution at no cost other than a fee paid on each sale made. The Company absorbs all operational costs for marketing, advertising, site development and hosting, and where necessary will provide consultation on fulfillment and other supply-chain requirements.

                  As noted by Ernst & Young, Goldman Sachs, Jupiter Research and other leading researchers, BAM retailers have in general been late in developing an Internet presence. Without strong initiatives in this relatively new arena, they face significant competitive pressures from online-only merchants. BAM retailers are currently making a shift to this multichannel strategy. The Company intends to provide a turnkey solution to BAM retailers by becoming a primary aggregation point for online store extensions and high levels of consumer traffic. The Company believes that both wired and non-wired retailers should benefit from a cost-efficient e-commerce solution that will allow them to sell online while maintaining their individual brand imagery. This is expected to be achieved through:

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

                  The Company's web site is expected to be populated exclusively by retailers with physical real-world store locations. While early adopters of online shopping have been primarily price- driven, management believes that the larger, emerging wave of online consumers is predisposed to the same quality, selection and trust that they currently enjoy at their favorite real-world retailers. This is fundamental to the Company's strategy of providing familiar cyber-environments designed to enhance the comfort and security of shoppers. What the Company will provide is convenient access to the familiar "One-Stop-Shopping At Your Favorite Stores."

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

                  Management believes that a strong brand presence is crucial to the aggregation of consumer traffic. The Company's goal of category dominance requires it to quickly and effectively establish powerful brand recognition by consumers. To accomplish this, management has designed a marketing and communications strategy that relies on both online impressions as well as strong real-world initiatives. All advertising will focus on inextricably linking the Company's URL with "shopping" in the mind of the consumer and establishing the Company as the site which replicates the real-world shopping experience online. Specific brand attributes such as speed, ease of navigation, security and fun will also be emphasized. The Company's consumer marketing plan employs strategies designed to achieve high levels of visitors at introduction and sustaining traffic to generate a long-term reach of 4.5% among the rapidly growing audience of online households, significant transaction fee revenues derived from exceeding the industry-standard "look-to-buy" ratio (currently 2%) and above-average "time-on-site" metrics, increasing store visits and significant revenues from both advertising and transaction fees.

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

                  The Company intends to implement a disciplined geographical rollout plan designed to measure consumer-response rates and identify system performance issues. Introduction of the Company's service will be initiated via Beta test in early Spring 2000 in three major markets, including Chicago, Illinois, San Francisco, California and Dallas, Texas and will span a two-month market measurement period. This should provide ample time for advertising awareness to build. Additional markets will be added over the ensuing months building to top-20 market coverage. During this rollout period, national coverage will be achieved through targeted advertising on the Internet and Cable TV to reach upper- income Internet users. Media will run at heavier weights in these top 20 "wired" markets, which contain over 80% of America's Internet-connected homes. These markets include the top US areas of dominant influence ("ADI's"). San Francisco/San Jose will receive added local emphasis in order to significantly penetrate the Silicon Valley community. New York will also be targeted to impact the Wall Street financial community.

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

                  Direct-mail    initiatives    tied   to   credit    card   and
participating-retailer account mailings will target a defined demographic segment of online shoppers. Special offers and incentives will be available to consumers via the direct-mail campaign.

Liquidity and Capital Resources

                  During the three month period ended September 30, 1999, the Company incurred losses of ($75,583) ($.01 per share) as a result of incurring research and development costs related to its current business plan described herein and other general and administrative expenses.

                  In order to implement the business plan described herein, management obviously recognized the need for operating capital. In response to this need, in April 1999, the Company successfully consummated a private offering of its common stock whereby the Company sold 1,721,867 shares of its common stock at an offering price of $.75 per share, for total proceeds of approximately $1,291,400. These funds are estimated by management to be sufficient to allow the Company to commence implementation of its business plan described herein. However, management has estimated that, in order to fully implement the Company's business plan, it will be necessary for the Company to raise additional funds of up to $35 million, in either debt, equity or a combination of the same. To date, management has undertaken discussions with various parties who have expressed an interest in providing this funding to the Company, but no definitive agreement has been reach between the Company and any other entity to provide such funding to the Company and no assurances can be provided that such an agreement will be reached in the future.

                  Because the Company is not currently required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. It is anticipated that current management will begin receiving nominal salaries in the near future.

                  As of September 30, 1999, the Company owed Michael Levine, President and a director of the Company, the principal balance of $2,392. During the three month period ended September

30, 1999, the Company repaid $12,821 to Mr. Levine. This loan is non-interest bearing and is due upon demand.

                  The Company's securities are currently not liquid. There are no market makers in the Company's securities. However, it is anticipated that the Company will file an application to list its common stock for trading on an established exchange in the near future. However, there can be no assurances that the Company's common stock will be approved for trading if and when such an application is so filed.

INFLATION

                  Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended September 30, 1999.

YEAR 2000 DISCLOSURE

                  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns less than $6,000 worth of computers, all of which has been tested for Year 2000 compliance. It anticipates utilizing outside contractors for the bulk of its computer work, if any, until after January 1, 2000. These consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. As of the date of this report, the Company is relying upon Interworld for its computer services. The applicable agreement between the Company and Interworld provides for the Company being indemnified for any year 2000 liabilities. However, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the websites that direct consumers to the Company's website will be year 2000 compliant. In this regard, it is noted that the Company's proposed website will not be operational until after January 1, 2000 and, as a result, the Year 2000 impact is anticipated to be nominal on the Company.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                  On September 28, 1999, the Company filed a report on Form 8-K, advising of a change in the Company's independent accountants. The Company engaged the accounting firm of Horton & Company LLP, independent public accountants, to audit the Company's fiscal year ended June 30, 1999, as well as future financial statements, to replace the firm of Kish, Leake & Associates, P.C., which was the principal independent public accountant as reported in the Registrant's Form 10-KSB for the fiscal year ended June 30, 1998, as filed with the Securities & Exchange Commission. This change in independent accountants was approved by the Board of Directors of the Registrant.

                  There were no disagreements within the last two fiscal years and subsequent periods with Kish, Leake & Associates, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Kish, Leake & Associates, P.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                              (Unaudited)   (Audited)
                                             September 30,   June 30,
                                                  1999         1999
                                              ----------    ----------
Cash and equivalents                          $  850,139    $1,250,408
Prepaid expenses                                  66,036        10,369
                                              ----------    ----------

          Total current assets                   916,175     1,260,777

Office equipment and computer software,
   net of accumulated depreciation               271,654             -
                                              ----------    ----------

          Total assets                        $1,187,829    $1,260,777
                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



Accounts payable and accrued expenses         $   26,712    $   18,756
Loan payable-officer                               2,392        15,213
                                              ----------    ----------

          Total current liabilities               29,104        33,969
                                              ----------    ----------
Stockholders' equity:
   Common stock, $.001 par value
      50,000,000  shares  authorized
      9,221,867 shares issued and
      outstanding at September 30, 1999;
      9,211,867 shares issued and
      outstanding at June 30, 1999                 9,222         9,212
   Additional paid-in capital                  1,450,645     1,443,155
   Deficit accumulated during the
      development stage                         (301,142)     (225,559)
                                              ----------    ----------
          Total stockholders' equity           1,158,725     1,226,808
                                              ----------    ----------
          Total liabilities and
             stockholders' equity             $1,187,829    $1,260,777
                                              ==========    ==========




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS




                                                          (Unaudited)
                                         (Unaudited)        February
                                         Three-month        17, 1993
                                        periods ended      (inception)
                                        September 30,        through
                                   ----------------------   September
                                      1999        1998      30, 1999
                                   ----------  ----------  ----------
Revenues                           $        -  $        -  $        -
                                   ----------  ----------  ----------

Operating expenses:
   Professional and consulting         23,981      36,812     114,276
   Research and development            22,968      10,226     116,466
   Business development and travel     14,046       1,945      44,454
   Office                              24,487       6,829      41,224
                                   ----------  ----------  ----------
                                       85,482      55,812     316,420

Interest income                        (9,899)          -     (15,278)
                                   ----------  ----------  ----------

Net loss                           $  (75,583) $  (55,812) $ (301,142)
                                   ==========  ==========  ==========

Basic loss per share               $    (0.01) $    (0.01) $    (0.08)
                                   ==========  ==========  ==========

Weighted average common
   shares outstanding               9,221,324   5,000,000   3,956,310
                                   ==========  ==========  ==========




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                         (Unaudited)
                                                                          February
                                                      (Unaudited)          17,1993
                                               Three-month periods ended (inception)
                                                  ended September 30,      through
                                                 ---------------------    September
                                                    1999       1998       30, 1999
                                                 ---------   ---------    ---------
Net loss                                         $ (75,583)  $ (55,812)   $(301,142)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                  4,534           -        4,534
      Expenses of Company paid by officer          (12,821)          -       32,730
      Loan obligations assumed by stockholders           -           -       68,040
      Issuance of common stock for
         services/assets                                 -           -       52,154
      Increase in prepaid expenses                 (55,667)          -      (55,906)
      Increase in accounts payable and
         accrued expenses                            7,956      14,366       26,712
                                                 ---------   ---------    ---------
          Net cash used in operating activities   (131,581)    (41,446)    (172,878)
                                                 ---------   ---------    ---------

Cash flows from investing activities:
   Purchase of applied-for patent                        -           -      (10,130)
   Purchase of office equipment and
      computer software                           (276,188)       (775)    (276,188)
                                                 ---------   ---------    ---------
          Net cash used in investing activities   (276,188)       (775)    (286,318)
                                                 ---------   ---------    ---------
Cash flows from financing activities:
   Net proceeds from private placement of
      common stock                                   7,500           -    1,284,335
   Loan advances received                                -      26,667       25,000
                                                 ---------   ---------    ---------
          Net cash provided by financing
             activities                              7,500      26,667    1,309,335
                                                 ---------   ---------    ---------

Net decrease in cash and equivalents              (400,269)    (15,554)     850,139

Cash and equivalents, beginning of period        1,250,408      20,150            -
                                                 ---------   ---------    ---------

Cash and equivalents, end of period              $ 850,139   $   4,596    $ 850,139
                                                 =========   =========    =========

RETAIL HIGHWAY.COM, INC.
Notes to Unaudited Financial Statements
For the Three Month Period Ended September 30, 1999
---------------------------------------------------


Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month interim period ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended September 30, 1999, are not necessarily indicative of the results expected for the fiscal year ended June 30, 2000.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated:  December 6, 1999



                                       By:   s/Michael Levine
                                          ----------------------
                                          Michael Levine,
                                          President and Secretary

                            RETAIL HIGHWAY.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................20