Form 10-Q
period 1999-12-31
RETAIL HIGHWAY COM INC
filed 2000-02-22
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1999 was 9,221,867 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended December 31, 1999, are attached hereto.

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

Plan of Operation

     The Company generated no revenues during the six month period ended December 31, 1999. While no assurances can be provided, as of the date of this report it is not anticipated that the Company will commence generating revenues until completion of its proposed web site as detailed below.

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

     As of the date of this report, the Company has completed an agreement with Siegel & Gale, Inc. ("S&G"), a top ten interactive and branding agency, whereby S&G agreed to provide the Company with web site design and market posturing services. The applicable agreement required the Company to pay S&G the sum of One Hundred Seventy Five Thousand ($175,000) Dollars in incremental payments and as of the date of this report, the Company owes S&G the balance of $35,000.

     In addition, in October 1999, the Company executed a contract with Q Strategies, LLC. ("QS"), a West Coast based customizing company that specializes in Interworld Commerce Exchange packages, whereby QS has agreed to provide the Company with planning and systems design services and integration of third party support services to support the Company's Internet-based electronic commerce. In exchange for the same, the Company paid the sum of One Hundred Twenty Six
Thousand ($126,000) Dollars and agreed to issue to QS an aggregate of 116,677 shares of its common stock, 20,000 of which was to be issued upon execution of the agreement and an aggregate of 96,677 additional restricted shares of the Company's common stock subject to completion of phases of services to be performed as more fully detailed in the agreement, including (i) completion of design project, which is almost done (13,333 shares); (ii) start of implementation project, which is expected to begin in February 2000 (25,000 shares); (iii) beta site launch (25,000 shares); and (iv) production of site launch (33,334 shares).

     Web site specifications have been completed and site development has commenced. It is anticipated that the Company's site development will be ready for beta testing by the end of June 2000. It is also continuing to negotiate with BAM retailer partners for their inclusion on the Company's web site. The Company has initiated exploratory discussions with a select group of retailer candidates and begun development of strategic relationships with retail industry organizations. In the second calendar quarter of 2000, the Company will launch a public relations campaign targeting the retail industry, placing ads in retailer publications and participating in trade events. The objective will be to generate awareness and inquiries and accelerate the addition of new retailers after initial site launch. The campaign will also focus on corporations with multiple chains of branded stores, such as Federated Stores and Williams-Sonoma/Pottery Barn. Management believes that these prospective retailer clients have received the Company's concept in a positive manner; however, they have indicated that they wished to review how the prospective web site will operate before they commit to contracting with the Company.

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

     As of the date of this report, the Company is continuing exploratory discussions with a select group of retailer candidates. A demonstrator model of the site will be completed for use in formal retailer presentations. The Company has also begun development of strategic relationships with industry organizations such as the National Retail Federation. Beginning in March 2000, the Company intends to launch a public relations campaign targeting the retail industry, placing ads in retailer publications and participating in trade events. The objective will be to generate awareness and inquiries and accelerate the addition of new retailers after initial site launch. The campaign will also focus on corporations with multiple chains of branded stores, such as Federated Stores and Williams-Sonoma/Pottery Barn.

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

     Promotional incentives being considered to foster rapid engagement of initial BAM retailers include a period of reduced or eliminated transaction fees on customer purchases, credits for on- site advertising as visitor traffic reaches threshold levels, prominent mentions in the Company's consumer advertising campaign and limited-time exclusivity in specific product categories.

     Management  believes  that  a  strong  brand  presence  is  crucial  to the aggregation of consumer traffic. The Company's goal of category dominance requires it to quickly and effectively establish powerful brand recognition by consumers. To accomplish this, management has designed a marketing and communications strategy that relies on both online impressions as well as strong real-world initiatives. All advertising will focus on inextricably linking the Company's URL with "shopping" in the mind of the consumer and establishing the Company as the site which replicates the real- world shopping experience online. Specific brand attributes such as speed, ease of navigation, security and fun will also be emphasized. The Company's consumer marketing plan employs strategies designed to achieve high levels of visitors at introduction and sustaining traffic to generate a long-term reach of 4.5% among the rapidly growing audience of online households, significant transaction fee revenues derived from exceeding the industry-standard "look-to-buy" ratio (currently 2%) and above- average "time-on-site" metrics, increasing store visits and significant revenues from both advertising and transaction fees.

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

     The Company intends to implement a disciplined geographical rollout plan designed to measure consumer-response rates and identify system performance issues. Introduction of the Company's service will be initiated via Beta test in late Spring 2000 in three major markets, including Chicago, Illinois, San Francisco, California and Dallas, Texas and will span a two-month market measurement period. This should provide ample time for advertising awareness to build. Additional markets will be added over the ensuing months building to top-20 market coverage. During this rollout period, national coverage will be achieved through targeted advertising on the Internet and Cable TV to reach upper-income

Internet  users.  Media  will run at  heavier  weights  in these top 20  "wired"
markets, which contain over 80% of America's Internet- connected homes. These markets include the top US areas of dominant influence ("ADI's"). San Francisco/San Jose will receive added local emphasis in order to significantly penetrate the Silicon Valley community. New York will also be targeted to impact the Wall Street financial community.

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

Liquidity and Capital Resources

     During the six month period ended December 31, 1999, the Company incurred losses of ($192,781) ($.02 per share) as a result of incurring research and development costs related to its current business plan described herein and other general and administrative expenses.

     In order to implement the business plan described herein, management has recognized the need for additional operating capital. In response to this need and as of the date of this report, the Company intends to commence a private offering of its securities, whereby the Company, on its own behalf, is offering not less than 1,000,000 nor more than 2,000,000 Units (the "Units" or a "Unit"), to US accredited investors only (as that term is defined under the Securities Act of 1933), as well as non-US residents, each Unit consisting of one share of the Company's non-voting Series A Convertible Preferred Stock, each convertible into one share of the Company's common stock and one Class "A" Common Stock Purchase Warrant, (the "Warrants" or a "Warrant"), each Warrant exercisable to purchase one share of the Company's Common Stock. The Units are being offered at an offering price of $5.00 per Unit for aggregate gross proceeds of $5 million (minimum) and $10 million (maximum). The minimum investment is $100,000. Until a minimum of $5,000,000 in Units are subscribed and accepted by the Company, all money invested shall be held in escrow.

     Because the Company is not currently required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. It is anticipated that current management will begin receiving nominal salaries in the near future.

     As of December 31, 1999, the Company owed Michael Levine, President and a director of the Company, the principal balance of $3,375. This loan is non-interest bearing and is due upon demand.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities. However, the Company has filed an application to list its common stock for trading on the OTC Bulletin Board operated by the NASD. However, there can be no assurances that the Company's common stock will be approved for trading.

INFLATION

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the six month period ended December 31, 1999.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns less than $6,000 worth of computers, all of which has been tested for Year 2000 compliance. It anticipates utilizing outside contractors for the bulk of its computer work for the foreseeable future. These consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. As of the date of this report, the Company is relying upon Interworld for its computer services. The applicable agreement between the Company and Interworld provides for the Company being indemnified for any year 2000 liabilities. However, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the websites that direct consumers to the Company's website will be year 2000 compliant. In this regard, it is noted that the Company's proposed website will not be operational until after January 1, 2000 and, as a result, the Year 2000 impact is anticipated to be nominal on the Company.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the six month period ended December 31, 1999.



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                     December 31,   June 30,
                                                         1999          1999
                                                     -----------   -----------
Cash and equivalents                                 $   643,267   $ 1,250,408
Prepaid expenses                                          49,336        10,369
                                                     -----------   -----------

          Total current assets                           692,603     1,260,777

Office equipment and computer software,
   net of accumulated depreciation                       510,761             -
                                                     -----------   -----------

          Total assets                               $ 1,203,364   $ 1,260,777
                                                     ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY



Accounts payable and accrued expenses                $   158,462   $    18,756
Loan payable-officer                                       3,375        15,213
                                                     -----------   -----------

          Total current liabilities                      161,837        33,969
                                                     -----------   -----------
Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,221,867 shares issued and
      outstanding at September
      9,211,867 shares issued and
      outstanding at June                                  9,222         9,212
   Additional paid-in capital                          1,450,645     1,443,155
   Deficit accumulated during the development stage     (418,340)     (225,559)
                                                     -----------   -----------
          Total stockholders' equity                   1,041,527     1,226,808
                                                     -----------   -----------

          Total liabilities and stockholders' equity $ 1,203,364   $ 1,260,777
                                                     ===========   ===========








                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS




                                                                 February 17, 1993
                                     Six-month periods ended        (inception)
                                            December 31,              through
                                         1999         1998       December 31, 1999
                                      ---------    ---------     -----------------
Revenues                              $       -    $       -         $       -
                                      ---------    ---------         ---------

Operating expenses:
  Professional and consulting            60,560       45,628           150,855
  Research and development               44,782       10,559           138,280
  Business development and travel        23,895        8,091            54,303
  Office                                 29,691        8,867            46,428
  Software maintenance                   27,833            -            27,833
  Depreciation and amortization          21,807            -            21,807
                                      ---------    ---------         ---------

                                        208,568       73,145           439,506

Interest income                         (15,787)       1,856            10,408
                                      ---------    ---------         ---------

Net loss                              $(192,781)   $ (75,001)        $(449,914)
                                      =========    =========         =========

Basic loss per share                  $   (0.02)   $   (0.00)        $   (0.11)
                                      =========    =========         =========

Weighted average common
  shares outstanding                  9,221,595    5,000,000         4,157,821
                                      =========    =========         =========










                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS







                                                      Three-month periods ended
                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                                                       ---------    ---------
Revenues                                               $       -    $       -
                                                       ---------    ---------

Operating expenses:
  Professional and consulting                             36,579        8,816
  Research and development                                21,814          333
  Business development and travel                          9,849        6,146
  Office                                                  20,871        2,038
  Software maintenance                                    27,833            -
  Depreciation and amortization                            6,140            -
                                                       ---------    ---------

                                                         123,086       17,333

Interest income                                           (5,888)       1,856
                                                       ---------    ---------

Net loss                                               $(117,198)   $ (19,189)
                                                       =========    =========

Basic loss per share                                   $   (0.01)   $   (0.00)
                                                       =========    =========

Weighted average common shares outstanding             9,221,867    5,000,000
                                                       =========    =========




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                  February
                                                                                  17, 1993
                                                                                (Inception)
                                                      Six-month periods ended     Through
                                                         ended December 31,       December
                                                           1999        1998       31, 1999
                                                      -----------  ----------   -----------
Net loss                                              $  (192,781) $  (75,001)  $  (418,340)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                          21,807          39        21,807
    Expenses of Company paid by officer                   (11,838)          -        33,713
    Loan obligations assumed by stockholders                    -           -        68,040
    Issuance of common stock for services/assets                -           -        52,154
    Increase in prepaid expenses                          (38,967)      1,691       (39,206)
    Increase in accounts payable and accrued expenses     139,706      12,141       158,462
                                                       ----------  ----------   -----------

          Net cash used in operating activities           (82,073)    (61,130)     (123,370)
                                                       ----------  ----------   -----------

Cash flows from investing activities:
   Purchase of applied-for patent                               -           -       (10,130)
   Purchase of office equipment and computer software    (532,568)       (775)     (532,568)
                                                       ----------  ----------   -----------

          Net cash used in investing activities          (532,568)       (775)     (542,698)
                                                       ----------  ----------   -----------

Cash flows from financing activities:
  Loan advances                                                 -      52,791             -
  Net proceeds from private placement of
      common stock                                          7,500           -     1,284,335
  Monies received from loan advances                            -     (15,000)       25,000
                                                       ----------  ----------   -----------

          Net cash provided by financing activities         7,500      37,791     1,309,335
                                                       ----------  ----------   -----------

Net decrease in cash and equivalents                     (607,141)    (24,114)      643,267

Cash and equivalents, beginning of period               1,250,408      20,150             -
                                                       ----------  ----------   -----------

Cash and equivalents, end of period                    $  643,267  $   (3,964)  $   643,267
                                                       ==========  ==========   ===========





                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 1999


1.       Unaudited interim financial statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

         These statements should be read in conjunction with the financial statements of Retail Highway.Com, Inc. (formerly International Fuel
         Solutions, Inc.) and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

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

         The Company's plan is to establish an "Internet shopping portal" by providing personalized, intuitive, interactive shopping features combined with entertainment, community news and information services. Management intends to utilize the latest Internet technologies to support multi- vendor shopping carts, powerful search capabilities, streaming multimedia entertainment and personalized content. The graphic design and navigation features of the proposed site are expected to provide a clean and simple user-friendly interface free of cluttered displays and information overload. Revenues are expected to be derived from the sales of advertising and a percentage of sales from its vendor partners.

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

         As of the date on this report, management has initiated discussions with several major retailers in order to establish their interest in becoming a member of the Company's "mall" concept. To the best knowledge of management, there are no other virtual malls which possess the brand name "bricks and mortar" retailers. Most of the virtual malls simply offer hyperlinks to a retailer's web site. The Company, through its web site, expects to be able to provide Internet shoppers access to a collection of what management perceives as the best retailers in the world, fast access to the products which consumers want to purchase and a responsive customer service environment. In order to draw shoppers to the Company's web site, the Company will implement an aggressive combination of marketing strategies, including both standard advertising, Internet solutions and mass media.

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

         Basic loss per common share has been restated for the three-month period ended September 30, 1998, to give retroactive effect to the Stock Rescission Agreement described in Note 2.

                  Research and development

         Research and development costs are charged to operations when incurred and are included in operating expenses.

                  Reclassifications

         Certain reclassifications have been made to the financial statements for the six-month period ended December 31, 1998 and the period February 17, 1993 (inception) through December 31, 1998, to conform to the presentation for the six-month period ended December 31, 1999.

2.       Stockholders' equity (deficit)

                  1998 share issuance and subsequent rescission

         On June 19, 1998 the Company purchased certain patent application rights from an unrelated party in exchange for 12,500,000 shares of its common stock. The transaction was valued at predecessor cost of $51,644 or $.004 per share.

         Effective March 31, 1999, the Company entered into a Rescission Agreement whereby the 12,500,000 shares were returned to the Company's treasury. The number of shares outstanding at September 30, 1998 and for the period from the original issuance of the shares (June 18, 1998) through the effective date of the Rescission (March 31, 1999) have been restated to give retroactive effect to the Rescission Agreement. As a result, the Company's stockholders' equity is presented as if the shares had never been issued. Basic loss per share for the six-month period ended December 31, 1998, has also been restated.

         In conjunction with the Rescission agreement, certain shareholders agreed to assume obligations incurred on behalf of the Company. The assumption of Company obligations was recorded as a capital contribution, resulting in an increase in additional paid-in capital of $113,378 during the quarter ended March 31, 1999.

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

         During the six-month periods ended December 31, 1999 and 1998, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.

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

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated:  February 21, 2000



                                       By:s/ Michael Levine
                                          --------------------
                                          Michael Levine,
                                          President and Secretary

                            RETAIL HIGHWAY.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................25