Form 10QSB
period 2000-03-31
RETAIL HIGHWAY COM INC
filed 2000-05-15
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under

                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

                         Commission File Number: 0-23485

                            RETAIL HIGHWAY.COM, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)



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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000 was 9,221,867 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended March 31, 2000, are attached hereto.

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

Plan of Operation

     The Company generated no revenues during the nine month period ended March 31, 2000. While no assurances can be provided, as of the date of this report it is not anticipated that the Company will commence generating revenues until completion of its proposed web site as detailed below.

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

     As of the date of this report, the Company is continuing exploratory discussions with a select group of retailer candidates. A demonstrator model of the site will be completed for use in formal retailer presentations. The Company has also begun development of strategic relationships with industry organizations such as the National Retail Federation. The Company intends to launch a public relations campaign targeting the retail industry, placing ads in retailer publications and participating in trade events in the near future. The objective will be to generate awareness and inquiries and accelerate the addition of new retailers after initial site launch. The campaign will also focus on corporations with multiple chains of branded stores, such as Federated Stores and Williams-Sonoma/Pottery Barn.

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

     The Company intends to implement a disciplined geographical rollout plan designed to measure consumer-response rates and identify system performance issues. Introduction of the Company's service will be initiated via Beta test in early Summer 2000 in three major markets, including Chicago, Illinois, San Francisco, California and Dallas, Texas and will span a two-month market measurement period. This should provide ample time for advertising awareness to build. Additional markets will be added over the ensuing months building to top-20 market coverage. During this rollout period, national coverage will be achieved through targeted advertising on the Internet and Cable TV to reach upper-income

Internet  users.  Media  will run at  heavier  weights  in these top 20  "wired"
markets, which contain over 80% of America's Internet- connected homes. These markets include the top US areas of dominant influence ("ADI's"). San Francisco/San Jose will receive added local emphasis in order to significantly penetrate the Silicon Valley community. New York will also be targeted to impact the Wall Street financial community.

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

Liquidity and Capital Resources

     During the nine month period ended March 31, 2000, the Company incurred losses of ($309,735) ($.03 per share) as a result of incurring research and development costs related to its current business plan described herein and other general and administrative expenses.

     In order to implement the business plan described herein, management has recognized the need for additional operating capital. In response to this need and as of the date of this report, the Company intends to commence a private offering of its securities, whereby the Company, on its own behalf, is offering up to 2,000,000 Units (the "Units" or a "Unit"), to US accredited investors only (as that term is defined under the Securities Act of 1933), as well as non-US residents, each Unit consisting of one share of the Company's non-voting Series A Convertible Preferred Stock, each convertible into one share of the Company's common stock and one Class "A" Common Stock Purchase Warrant, (the "Warrants" or a "Warrant"), each Warrant exercisable to purchase one share of the Company's Common Stock. The Units are being offered at an offering price of $5.00 per Unit for aggregate gross proceeds of $5 million (minimum) and $10 million (maximum). The minimum investment is $100,000.

     Because the Company is not currently required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. It is anticipated that current management will begin receiving nominal salaries in the near future.

     During the three month period ended March 31, 2000, the Company repaid an outstanding loan tendered by Michael Levine, President and a director of the Company, which loan had a balance due of $3,375. This loan was non-interest bearing and was due upon demand. However, during the period ended March 31, 2000, Mr. Levine incurred expenses on behalf of the Company of $2,131, which balance remained outstanding on March 31, 2000. This balance has subsequently been repaid by the Company.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities. However, the Company has filed an application to list its common stock for trading on the OTC Bulletin Board operated by the NASD. However, there can be no assurances that the Company's common stock will be approved for trading.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. We did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

INFLATION

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the nine month period ended March 31, 2000.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the nine month period ended March 31, 2000.




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              March 31,     June 30,
                                                                 2000         1999
                                                             (Unaudited)
                                                             -----------   ----------
Current assets:
   Cash and equivalents                                      $   401,033   $1,250,408
   Prepaid expenses                                               35,233       10,369
                                                             -----------   ----------

               Total current assets                              436,266    1,260,777

Office equipment and computer software,                          512,064            -
                                                             -----------   ----------

               Total assets                                  $   948,330   $1,260,777
                                                             ===========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     $    21,626   $   18,756
   Loan payable-officer                                            2,131       15,213
                                                             -----------   ----------

               Total current liabilities                          23,757       33,969
                                                             -----------   ----------

Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,221,867 shares issued and outstanding at March
      9,211,867 shares issued and outstanding at June              9,222        9,212
   Additional paid-in capital                                  1,450,645    1,443,155
   Deficit accumulated during the development stage             (535,294)    (225,559)
                                                             -----------   ----------

               Total stockholders' equity                        924,573    1,226,808
                                                             -----------   ----------

               Total liabilities and stockholders' equity    $   948,330   $1,260,777
                                                             ===========   ==========




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  February 17, 1993
                                           Nine-month period ended   (inception)
                                                   March 31,           through
                                               2000         1999    March 31, 2000
                                           -----------   ----------   ----------
Revenues                                   $         -   $        -   $        -
                                           -----------   ----------   ----------

Operating expenses:
   Professional and consulting                 130,631       46,164      220,926
   Research and development                     51,782       20,688      145,280
   Business development and travel              36,324        8,091       66,732
   Office                                       47,570       10,635       64,307
   Software maintenance                         44,533            -       44,533
   Depreciation and amortization                20,504           39       20,504
                                           -----------   ----------   ----------

                                               331,344       85,617      562,282
                                           -----------   ----------   ----------

                                              (331,344)     (85,617)    (562,282)

Interest income (expense)                       21,609       (1,895)      26,988
                                           -----------   ----------   ----------

Net loss                                   $  (309,735)  $  (87,512)  $ (535,294)
                                           ===========   ==========   ==========


Basic loss per share                       $     (0.03)  $    (0.02)  $    (0.12)
                                           ===========   ==========   ==========

Weighted average common shares               9,221,685    5,000,000    4,342,521
                                           ===========   ==========   ==========











                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                           Three-month period ended
                                                    March 31,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------
Revenues                                    $        -   $        -
                                            ----------   ----------

Operating expenses:
   Professional and consulting                  70,071          536
   Research and development                      7,000       10,129
   Business development and travel              12,429            -
   Office                                       17,878        1,768
   Software maintenance                         16,700            -
   Depreciation and amortization                (1,303)          39
                                            ----------   ----------

                                               122,775       12,472
                                            ----------   ----------

                                              (122,775)     (12,472)

Interest income (expense)                        5,822          (39)
                                            ----------   ----------

Net loss                                    $ (116,953)  $  (12,511)
                                            ==========   ==========


Basic loss per share                        $    (0.01)  $    (0.00)
                                            ==========   ==========

Weighted average common shares               9,221,867    5,000,000
                                            ==========   ==========





                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  February 17, 1993
                                                         Nine-month period ended     (inception)
                                                                  March 31,            through
                                                            2000          1999      March 31, 2000
                                                        ------------   -----------  --------------
Net loss                                                $   (309,735)  $   (87,512) $     (535,294)
Adjustments to reconcile net loss to net cash
      Depreciation and amortization                           20,504            39          20,504
      Expenses of Company paid by officer                    (13,082)       77,300          32,469
      Loan obligations assumed by stockholders                     -             -          68,040
      Issuance of common stock for services/assets                 -             -          52,154
      Increase in prepaid expenses                           (24,864)            -         (25,103)
      Increase in accounts payable and accrued expenses        2,870        (9,206)         21,626
                                                        ------------   -----------  --------------

               Net cash used in operating activities        (324,307)      (19,379)       (365,604)
                                                        ------------   -----------  --------------

Cash flows from investing activities:

   Purchase of applied-for patent                                  -             -         (10,130)
   Purchase of office equipment and computer software       (532,568)         (775)       (532,568)
                                                        ------------   -----------  --------------

               Net cash used in investing activities        (532,568)         (775)       (542,698)
                                                        ------------   -----------  --------------

Cash flows from financing activities:

   Loan advances                                                   -        46,667               -
   Loans paid-by shareholder on behalf of company                  -       (31,667)              -
   Net proceeds from private placement of
     common stock                                              7,500             -       1,284,335
   Monies received from loan advances                              -       (15,000)         25,000
                                                        ------------   -----------  --------------

               Net cash provided by financing activities       7,500             -       1,309,335
                                                        ------------   -----------  --------------

Net increase (decrease) in cash and equivalents             (849,375)      (20,154)        401,033

Cash and equivalents, beginning of period                  1,250,408        20,150               -
                                                        ------------   -----------  --------------

Cash and equivalents, end of period                     $    401,033   $        (4) $      401,033
                                                        ============   ===========  ==============



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2000

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

         These statements should be read in conjunction with the financial statements of Retail Highway.Com, Inc. (formerly International Fuel Solutions, Inc.) and notes thereto included in the Company's Annual Report on Form 10-KSB for the nine-month periods ended March 31, 2000.

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

                  History and business activity (continued)

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

         The Company is currently accepting bids from among what management believes are the best web site builders and Internet hosting companies currently in existence, to construct a web site in accordance with the Company's technical specifications. While no assurances can be provided, management estimates that a final contract will be completed in this regard on or before October 31, 1999, with the web site becoming fully functional on or before August 30, 2000.

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

         Basic loss per common share has been restated for the nine-month period ended March 31, 1999, to give retroactive effect to the Stock Rescission Agreement described in Note 2.

                  Research and development

         Research and development costs are charged to operations when incurred and are included in operating expenses.

                  Reclassifications

         Certain reclassifications have been made to the financial statements for the nine-month period ended March 31, 1999 and the period February 17, 1993 (inception) through March 31, 2000, to conform to the presentation for the nine-month period ended March 31, 2000.

2.       Stockholders' equity (deficit)

                  1998 share issuance and subsequent rescission

         On June 19, 1998 the Company purchased certain patent application rights from an unrelated party in exchange for 12,500,000 shares of its common stock. The transaction was valued at predecessor cost of $51,644 or $.004 per share.

         Effective March 31, 1999, the Company entered into a Rescission Agreement whereby the 12,500,000 shares were returned to the Company's treasury. The number of shares outstanding at September 30, 1998 and for the period from the original issuance of the shares (June 18, 1998) through the effective date of the Rescission (March 31, 1999) have been restated to give retroactive effect to the Rescission Agreement. As a result, the Company's stockholders' equity is presented as if the shares had never been issued. Basic loss per share for the nine-month period ended March 31, 1999, has also been restated.

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

         During the nine-month  periods ended March 31, 2000 and 1999, and since
         inception,   the  Company  has  maintained  a  mailing   address  at  a
         shareholder's place of business at no cost to the Company.

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

         The Company has capitalized the license fee which it will amortize over a five-year period representing the software's estimated useful life. The support and maintenance fee is being expensed ratably over the one-year term of the support agreement.

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

                                       Dated:  May 15, 2000



                                       By:s/ Michael Levine
                                          --------------------
                                          Michael Levine,
                                          President and Secretary

                            RETAIL HIGHWAY.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................25