Form 10KSB
period 2000-06-30
RETAIL HIGHWAY COM INC
filed 2000-10-16
CIK 1050691

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
     [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2000

                           Commission File No. 0-23485

                            RETAIL HIGHWAY.COM, INC.
                 (Name of small business issuer in its charter)


          Nevada                                               98-0177646
          ------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                         430 Peninsula Avenue, Suite One
                           San Mateo, California 94401
                                 (650) 685-9926
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 16, 2000: $2,209,785.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 16, 2000 there were 9,241,867 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Thirty-Nine pages.
                 Exhibit Index is Located at Page Thirty-Eight.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            RETAIL HIGHWAY.COM, INC.

                                                                           PAGE

Facing Page
Index

PART I

Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................         9
Item 3.    Legal Proceedings.........................................         9
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................        10

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................        10
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................        10
Item 7.    Financial Statements......................................        13
Item 8.    Changes in and Disagreements With
               Accountants on Accounting
               and Financial Disclosure..............................        29

PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.....................        29
Item 10.   Executive Compensation....................................        31
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        32
Item 12.   Certain Relationships and Related
               Transactions..........................................        34

PART IV

Item 13.   Exhibits and Reports on Form 8-K..........................        35


SIGNATURES...........................................................        36

EXHIBIT INDEX .......................................................        37

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

     During the fiscal year ended June 30, 2000, the Company completed a demonstration model of its website, which is currently available on the Internet. In this regard, the Company completed various agreements related to its website development and market development activities, including agreements with (i) Q Strategies, LLC. ("QS"), a West Coast based customizing company that specializes in Interworld Commerce Exchange packages, whereby QS has agreed to provide the Company with planning and systems design services and integration of third party support services to support the Company's Internet-based electronic commerce; (ii) InterWorld Corporation ("Interworld"), which provides comprehensive capabilities for product merchandising, account management and order management; and (iii) Siegel & Gale, Inc. ("S&G"), a top ten interactive and branding agency, whereby S&G agreed to provide the Company with web site development and market posturing services. Management of the Company believes that its relationship with Interworld is particularly important for the Company's development in accommodating the wide range of requirements imposed by the need to interface to a large number of different retailer systems. In addition, Interworld also supports personalizing the customer experience based on user preferences, registration profiles, geographic location and other data. As of the date of this report, the Company is engaged in a dispute with S&G and this agreement has been terminated. See "PART I, ITEM 3, LEGAL PROCEEDINGS."

     Despite these agreements and the progress made by the Company in implementing its business plan, during the fiscal year ended June 30, 2000, management developed serious questions concerning the viability of the Company's proposed business plan. In order to implement the business plan, management estimated that up to $30 million in capital would be necessary to successfully develop and implement the Company's core business and launch its website. Previously, in April 1999, the Company successfully consummated a private offering of its common stock pursuant to Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended, whereby the Company sold 1,721,867 shares of its common stock at an offering price of $.75 per share, for total proceeds of approximately $1,291,400, which funds were utilized for working capital and commencement of the business plan. During February 2000, the Business to Consumer ("B2C") space became unpopular with the investment community. Management, knowing that additional cash investment was required by the Company, continued its attempts to raise private funding. While potential investors showed interest in the Company's business model, the failure of numerous e-commerce companies, as well as depressed stock prices of similar businesses whose securities were publicly traded, made access to additional capital virtually impossible. Other factors also contributed to the inability of the Company to raise additional capital, including:

          - In January 2000, the Company filed an application to list its common stock for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. While the Company did finally obtain approval of its application, such approval was not received until August 2000. Potential investors advised that they would not be interested in investing in the Company unless there was a market for the Company's securities. While speculative, management believes that a more timely approval would have made the Company more attractive to potential investment.

          - S&G, who the Company had contracted to create the front end of the Company's website, failed to create a logo or website acceptable to the Company's use, which resulted in delaying the beta launch of the Company's functioned website. This delay caused a credibility problem with both potential investors and retail partners.

          - Despite the negative impact that e-commerce businesses experienced during the Spring of 2000, the Company was able to execute letters of intent with potential retailers for the Company's website, including Software, Inc. and Fredericks of Hollywood. However, other retailers expressed doubt about the effectiveness of their Internet strategies, which had a negative impact on the Company's ability to attract retailers to its website.

     As a result, in July 2000, management decided that without additional funding, implementation of the Company's business plan was impossible. The Company elected to cease retailer acquisition activities and terminate the two sales consultants, as well as office personnel, in order to conserve the Company's remaining cash. As of the date of this report, management is still actively pursuing relationships that will allow the continued development of the system that could be licensed to a suitable end user. However, there can be no assurances that this will occur. In the event this does not occur, management expects to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture or otherwise merge with these yet unidentified entities.

Employees

     The Company presently has one (1) employee, including its President, Michael Levine, who does not receive a salary. See "PART III, ITEM 9, DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS" below. The Company intends to employ additional persons if the Company implements its existing business plan. If sufficient capital resources are obtained by the Company to allow it to proceed as planned and while no assurances can be provided that additional employees will be retained in the future, management has projected that the Company will require approximately 40 new employees, including employees in technology, sales, advertising, promotions, customer service, accounting and other support staff persons. If the Company is unable to accomplish this objective, no new employees are expected to be hired by the Company.

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

     If the Company is able to proceed with its business plan, management believes that there are four important differences between the Company and competitive online shopping sites including:

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

Trademarks

     The Company holds the rights to the names "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com." In addition, on July 16, 1999, the Company submitted an application to the US Patent and Trademark office to register the mark "RetailHighway.com." Subsequently, the US Patent and Trademark Office assigned the serial number 75/755804 to the Company's application. The Company's initial application was rejected but a new application was refiled under different criteria for acceptance. As of the date of this report, this new application is pending. The Company does not utilize any other trademarks or patent rights in its business.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company's principal place of business located at 430 Peninsula Avenue, Suite One, San Mateo, California 94401, which consists of approximately 800 square feet of executive office space. This space is provided to the Company on a rent free basis by Joseph Owens, a director of the Company. In addition, the Company also maintains an office at 478 Queen St. East, Toronto, Ontario, Canada M5A 1T7, which consists of approximately 3,200 square feet of executive office space. It pays a monthly rent of $5,096 (CDN) pursuant to a written lease which expires in August 2004. The cost for this location increases by $1.00 per square foot per year (CDN) each year of the lease term. The Company's principal office's telephone number is (650) 685-9926 and facsimile number is (650) 685-9930.

     The Company neither owns nor leases any other properties, either real or personal.

ITEM 3.   LEGAL PROCEEDINGS

     In August 1999, Siegel & Gale Inc. ("S&G"), a company that engages in the business of brand identity, strategic marketing and information architecture, commenced a lawsuit in the United States District Court for the Southern District of New York against the Company for breach of contract and related causes of action arising from branding, identity and website development agreements entered into among the parties in late 1999 and early 2000. In late August, the Company interposed an answer denying the allegations of the complaint, interposing numerous affirmative defenses and asserting counterclaims for breach of contract and related causes of action arising from S&G's failure to properly and timely perform under the parties' contracts, resulting in substantial injury to the Company. The matter is currently pending.

     There are no other material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2000, no matters were presented to the Company' shareholders for approval.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. In January 2000, the Company filed an application to trade its common stock on the OTC Bulletin Board operated by the NASD. The Company's application was approved in August 2000. As of the date of this report, the price of the Company's common stock was $.51 bid, $1.00 asked. Its trading symbol is "RHWY."

     (b) Holders. There are 97 holders of the Company's Common Stock, not including those persons who hold their securities in "street name."

     (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended June 30, 2001.

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

Plan of Operation

     The Company generated no revenues during the fiscal year ended June 30, 2000 and it is not anticipated that it will be able to generate any revenues in the foreseeable future, unless sufficient funding to allow the Company to completely develop its website and solicit BAM retailers is obtained. As of the date of this report, management is doubtful about the Company's ability to raise these funds. See "Liquidity and Capital Resources" below.

     Under the assumption that the Company will not be able to raise the necessary capital, management is currently contemplating seeking out other Internet companies in order to establish a relationship that will allow the continued development of the Company's system. If the system is developed, management is reviewing the possibility of licensing the system to a suitable end user. However, as of the date of this report, no such entity has been identified and there are no agreements between the Company and any other entity which may lead an investor to believe that such a relationship will be forthcoming in the foreseeable future.

     If, after due course, management is unable to implement the Company's business plan, or otherwise license the existing system to an end user, it may be probable that management will attempt to seek out, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation which trades its securities. However, as of the date of this report, management has had no discussions with any other entity in this regard and this is considered a last resort by management in order to provide the opportunity to the Company's investors for liquidity in their investment.

Liquidity and Capital Resources

     During the fiscal year ended June 30, 2000, the Company incurred a net loss of ($436,449) ($.05 per share) as a result of its incurring ongoing research and development costs related to the implementation of the Company's business plan, as well as other general and administrative expenses. At June 30, 2000, the Company had $253,440 in cash.

     At June 30, 2000, the Company had an outstanding loan payable in the principal amount of $18,178, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on behalf of the Company. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this report, all balances due Mr. Levine have been paid in full.

     As previously discussed in Part I, Item 1, above, in order to implement the Company's business plan, management recognizes the need for additional operating capital. Previously, in April 1999, the Company successfully consummated a private offering of its common stock whereby the Company sold 1,721,867 shares of its common stock at an offering price of $.75 per share, for total proceeds of approximately $1,291,400. From these funds the Company was able to begin development of its website. However, management has estimated that, in order to fully implement the Company's business plan, it will be necessary for the Company to raise additional funds of up to $30 million, in either debt, equity or a combination of the same. To date, management has undertaken discussions with various investment bankers and venture capitalists who have expressed an interest in providing this funding to the Company, but no definitive agreement has been reached between the Company and any other entity to provide such funding to the Company and no assurances can be provided that such an agreement will be reached in the future. Management believes that this is due, in large part, to the fact that during February 2000, the B2C space became unpopular with the investment community. See "PART I, ITEM 1, DESCRIPTION OF BUSINESS," While potential investors showed interest in the Company's business model, the failure of numerous e-commerce companies, as well as depressed stock prices of similar businesses whose securities were publicly traded, has made access to additional capital virtually impossible. Other factors also contributed to the inability of the Company to raise additional capital, which are described above in "PART I, ITEM 1, DESCRIPTION OF BUSINESS."

     As a result, in July 2000, management decided that without additional funding, implementation of the Company's business plan was impossible. The Company elected to cease retailer acquisition activities and terminate the two sales consultants, as well as office personnel, in order to conserve the Company's remaining cash. As of the date of this report, management is still actively pursuing relationships that will allow the continued development of the system that could be licensed to a suitable end user. However, there can be no assurances that this will occur. In the event this does not occur, management expects to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture, or otherwise merge with these yet unidentified entities.

     Because the Company is not currently required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. It is further anticipated that the Company will continue to incur expenses without corresponding revenues during the foreseeable future.

Inflation

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the fiscal year ended June 30, 2000.

ITEM 7.  FINANCIAL STATEMENTS

                            RETAIL HIGHWAY.COM, INC.

                  (formerly International Fuel Solutions, Inc.)

                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Balance sheet                                                            F-3

Statements of operations                                                 F-4

Statement of stockholders' equity (deficit)                           F-5 - F-6

Statements of cash flows                                                 F-7

Notes to financial statements                                         F-8 - F-15























                                       F-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Retail Highway.com, Inc.
San Mateo, California

We have audited the accompanying balance sheet of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) (a development stage company), as of June 30, 2000 and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) for the period February 17, 1993 (inception) through June 30, 1998, were audited by other auditors whose report dated September 10, 1998, expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) (a development stage company) at June 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Retail Highway.com, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          HORTON & COMPANY, L.L.C.

Wayne, New Jersey
October 12, 2000


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                                  June 30, 2000

                                     ASSETS
Current assets:
   Cash and equivalents                                     $ 253,440
   Prepaid expenses                                            18,533
                                                            ---------

            Total current assets                              271,973

Office equipment and computer software,
   net of accumulated depreciation                             23,839

Other assets                                                   50,000
                                                            ---------

            Total assets                                    $ 345,812
                                                            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $ 173,539
   Loan payable-officer                                        18,178
                                                            ---------

            Total current liabilities                         191,717
                                                            ---------

Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,241,867 shares issued and outstanding
      25,000,000 preferred shares authorized                    9,242
   Additional paid-in capital                               1,465,625
   Deficit accumulated during the development stage        (1,320,772)
                                                            ---------

          Total stockholders' equity                          154,095
                                                            ---------

          Total liabilities and stockholders' equity        $ 345,812
                                                            =========


                        See notes to financial statements



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                     February 17, 1993
                                               Year ended June 30,     (inception)
                                            -------------------------    through
                                                 2000         1999     June 30, 2000
                                            ------------  -----------  -------------
Revenues                                    $          -  $         -  $           -
                                            ------------  -----------  -------------

Operating expenses:
   Write-down of development costs               731,406            -        731,406
   Professional and consulting                   244,778       51,971        335,073
   Research and development                            -       48,784         93,498
   Business development and travel                45,284       26,457         75,692
   Office                                         71,777       15,809         88,514
   Depreciation and amortization                  27,338            -         27,338
                                            ------------   ----------   ------------

                                               1,120,583      143,021      1,351,521
                                            ------------   ----------   ------------

Loss from operations                          (1,120,583)    (143,021)    (1,351,521)

Interest income                                   25,370        5,379         30,749
                                            ------------   ----------   ------------

Net loss                                    $ (1,095,213)  $ (137,642)  $ (1,320,772)
                                            ============   ==========   ============


Basic loss per share                        $      (0.12)  $    (0.02)  $      (0.29)
                                            ============   ==========   ============

Weighted average common shares outstanding     9,235,337    5,792,129      4,516,149
                                            ============   ==========   ============










                        See notes to financial statements




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              Deficit
                                                                                            Accumulated
                                                            Number of           Additional   During the
                                                              Shares     Common   Paid-in    Development
                                                           Common Stock  Stock    Capital      Stage         Total
                                                           ------------  ------  ----------  -----------  -----------
Balance at February 17, 1993                                          -  $    -  $        -  $         -  $         -

Stock issued for cash advances made on behalf of the
   Company and services provided at $.0002 per share          1,500,000   1,500      (1,200)           -          300

Net loss                                                              -       -           -         (300)        (300)
                                                           ------------  ------  ----------  -----------  -----------

Balance at June 30, 1993 and 1994                             1,500,000   1,500      (1,200)        (300)           -

Stock  issued  for  cash  advances  made on  behalf  of the
   Company and services provided at $.00006 per share         3,500,000   3,500      (3,290)           -          210

Net loss                                                              -       -           -         (210)        (210)
                                                           ------------  ------  ----------  -----------  -----------

Balance at June 30, 1995                                      5,000,000   5,000      (4,490)        (510)           -

Expenses paid by shareholders on behalf of the Company                -       -      10,000            -       10,000

Net loss                                                              -       -           -      (10,000)     (10,000)
                                                           ------------  ------  ----------  -----------  -----------

Balance at June 30, 1996 and 1997                             5,000,000   5,000       5,510      (10,510)           -

Patent and related costs contributed at $.004 per share               -       -      51,644            -       51,644

Net loss                                                              -       -           -      (77,407)     (77,407)
                                                           ------------  ------  ----------  -----------  -----------

Balance at June 30, 1998                                      5,000,000  $5,000  $   57,154  $   (87,917) $   (25,763)
                                                           ============  ======  ==========  ===========  ===========








                        See notes to financial statements


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              Deficit
                                                                                             Accumulated
                                                            Number of           Additional   During the
                                                              Shares     Common   Paid-in    Development
                                                           Common Stock  Stock    Capital      Stage         Total
                                                           ------------  ------  ----------  -----------  -----------
Balance at July 1, 1998                                       5,000,000  $5,000  $   57,154  $   (87,917) $   (25,763)

Obligations assumed by shareholders on behalf of the
   Company                                                            -       -     113,378            -      113,378

Stock issued to acquire intangible assets                     2,500,000   2,500      (2,500)           -            -

Stock issued in private placement                             1,711,867   1,712   1,282,188            -    1,283,900

Costs incurred in connection with private placement                   -       -      (7,065)           -       (7,065)

Net loss                                                              -       -           -     (137,642)    (137,642)
                                                            -----------  ------  ----------  -----------  -----------

Balance at June 30, 1999                                      9,211,867   9,212   1,443,155     (225,559)   1,226,808

Stock issued in private placement                                10,000      10       7,490            -        7,500

Stock issued for professional services                           20,000      20      14,980            -       15,000

Net loss                                                              -       -           -   (1,095,213)  (1,095,213)
                                                            -----------  ------  ----------  -----------  -----------

Balance at June 30, 2000                                      9,241,867  $9,242  $1,465,625  $(1,320,772) $   154,095
                                                            ===========  ======  ==========  ===========  ===========













                        See notes to financial statements

                                       F-6
                                                                              19




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                February 17,1993
                                                           Year ended June 30,     (inception)
                                                         -----------------------     through
                                                            2000          1999    June 30, 2000
                                                         -----------   ---------  -------------
Net loss                                                 $(1,095,213)  $(137,642) $  (1,320,772)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-down of development costs                        731,406           -        731,406
      Depreciation and amortization expense                   27,338           -         27,338
      Expenses of Company paid by officer                      2,965      15,213         48,516
      Obligations assumed by stockholders                          -      68,040         68,040
      Issuance of common stock for services/assets            15,000           -         67,154
      Increase in prepaid expenses                            (8,164)       (239)        (8,403)
      Increase in accounts payable                            43,765       8,051         62,521
                                                         -----------   ---------  -------------

               Net cash used in operating activities        (282,903)    (46,577)      (324,200)
                                                         -----------   ---------  -------------

Cash flows from investing activities:

   Purchase of applied for patent                                  -           -        (10,130)
   Capital expenditures                                     (721,565)          -       (721,565)
                                                         -----------   ---------  -------------

               Net cash used in investing activities        (721,565)          -       (731,695)
                                                         -----------   ---------  -------------

Cash flows from financing activities:

   Net proceeds from private placement of common stock         7,500   1,276,835      1,284,335
   Loan advances received                                          -           -         25,000
                                                         -----------   ---------  -------------

               Net cash provided by financing activities       7,500   1,276,835      1,309,335
                                                         -----------   ---------  -------------

Net increase (decrease) in cash and equivalents             (996,968)  1,230,258        253,440

Cash and equivalents, beginning of period                  1,250,408      20,150              -
                                                         -----------  ----------  -------------

Cash and equivalents, end of period                      $   253,440  $1,250,408  $     253,440
                                                         ===========  ==========  =============



                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

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

                  History and business activity

         The Company was incorporated on February 17, 1993 under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, the Company filed a registration statement with the US Securities and Exchange Commission on Form 10-SB, registering its common stock under the Securities and Exchange Act of 1934, as amended (the "34 Act"). The Company's intention at that time was to seek to acquire assets or shares of an entity actively engaged in business, which generated revenues or provided a business opportunity, in exchange for its securities. In effect, this filing caused the Company to be a full "reporting company" under the 34 Act.

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

1.       Summary of significant accounting policies (continued)

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

         Effective April 17, 1999, the Company entered into an agreement with an unrelated party, whereby the Company agreed to acquire certain assets owned by the seller, including the concept for an electronic commerce web site and the rights to business and domain names, including
         "Shopshopshopping.com",         "Retail         Highway.com"        and
         "Greatestmallonearth.com" (the "Assets"). In exchange for the Assets, the Company agreed to issue 2,500,000 shares of its common stock, equal to ownership of approximately 33% of its outstanding shares, in exchange for all of the Assets. The Company changed its name to "Retail Highway.com, Inc."

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

         Despite these agreements and the progress made by the Company in implementing its business plan, during the fiscal year ended June 30, 2000, management developed serious questions concerning the viability of the Company's proposed business plan. In order to implement the business plan, management estimated that up to $30 million in capital would be necessary to successfully develop and implement the Company's core business and launch its website.

         Previously, in April 1999, the Company successfully consummated a private offering of its common stock pursuant to Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended, whereby the Company sold 1,721,867 shares of its common stock at an offering price of $.75 per share, for total proceeds of approximately $1,291,400, which funds were utilized for working capital and commencement of the business plan. During February 2000, the Business to Consumer ("B2C") space became unpopular with the investment community. Management, knowing that additional cash investment was required by the Company, continued its attempts to raise private funding. While potential investors showed interest in the Company's business model, the failure of numerous e commerce companies, as well as depressed stock prices of similar businesses whose securities were publicly traded, made access to additional capital virtually impossible.

1.       Summary of significant accounting policies (continued)

         As a result, in July 2000, management decided that without additional funding, implementation of the Company's business plan was impossible. The Company elected to cease retailer acquisition activities and terminate the two sales consultants, as well as office personnel, in order to conserve the Company's remaining cash. As of the date of this report, management is still actively pursuing relationships that will allow the continued development of the system that could be licensed to a suitable end user. However, there can be no assurances that this will occur. In the event this does not occur, management expects to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture, or otherwise merge with these yet unidentified entities.

         Based upon the above-mentioned facts, the Company has taken a $731,406 write-down of costs related to the development of the software, website and branding in order to reduce the costs to the estimated net realizable value.

                  Going concern

         Since inception, the Company has incurred losses from administrative expenses and from costs incurred in connection with its business development. The Company has been dependent upon capital raised from the sale of common stock to implement its business plan. During the fiscal year ended June 30, 2000, the Company's management has developed serious questions regarding the viability of its business plan. The Company anticipates that it will require additional capital to continue as a going concern. There can be no assurance, however, that sufficient capital will be available. These issues raise substantial doubt about the Company's ability to continue as a going concern. As a result of these uncertainties, software, web-site development and branding costs have been adjusted to reflect estimated net realizable value.

                  Development stage

         The Company has been a development stage company since its inception on February 17, 1993. Despite the fact that implementation at the Company's original business plan has become improbable, the Company is seeking to further develop its system for licensing purposes.

                  Concentration of credit risk

         The Company currently maintains cash balances with one bank in excess of limits insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2000, the Company's cash balance exceeded the FDIC insured limit by approximately $149,000. The Company also maintains cash in a money market account with an investment fund company. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash.

1.       Summary of significant accounting policies (continued)

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

         In August 1997, the board of directors of the Company approved a 500 to 1 forward split making the outstanding common stock equal to 500,000 shares.

         On June 19, 1998, the board of directors of the Company approved a 10 to 1 forward split making the outstanding common stock equal to 5,000,000 shares.

                  1998 share issuance and subsequent recission

         On June 19, 1998 the Company purchased certain patent application rights from an unrelated party in exchange for 12,500,000 shares of its common stock. The transaction was valued at predecessor cost of $51,644 or $.004 per share.

         Effective March 31, 1999, the Company entered into a Recission Agreement whereby the 12,500,000 shares were returned to the Company's treasury. The number of shares outstanding at June 30, 1998 and for the period from the original issuance of the shares (June 18, 1998) through the effective date of the Recission (March 31, 1999) have been restated to give retroactive effect to the Recission Agreement. As a result, the Company's stockholders' equity is presented as if the shares had never been issued. Basic loss per share for the year ended June 30, 1998, has also been restated.

         In conjunction with the Recission agreement, certain shareholders agreed to assume obligations incurred on behalf of the Company. The assumption of Company obligations was recorded as a capital contribution, resulting in an increase in additional paid-in capital of $113,378.

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

         During the years ended June 30, 2000 and 1999, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.

4.       Income taxes

         The Company accounts for income taxes using the ability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. There were no significant temporary differences leading to deferred tax assets or liabilities as of June 30, 2000.

         As of June 30, 2000, the Company has a deferred tax asset of $460,000 which arises from a net operating loss carryforward of approximately $1,320,000. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved through a valuation allowance.

         The net change in the valuation allowance for the years ended June 30, 2000 and 1999 was $415,000 and $27,510, respectively.

         The Company's net operating loss carryforward expires in the years 2006 through 2020.

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

         The Company has written off the license fee and the support and maintenance fee in the current year to reflect its net realizable value.

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

                  Leasing agreements (continued)

         Future minimum payments under this operating lease are as follows:

                  Year ending
                     June 30,
                  -----------

                      2001                                   $ 41,222
                      2002                                     43,491
                      2003                                     45,760
                      2004                                     48,030
                   Thereafter                                  12,055
                                                             --------
                                                             $190,558
                                                             ========

         In addition, the Company is obligated for certain increases in the landlord's operating costs and real estate taxes.

                  Patent application

         On July 16, 1999, the Company submitted an application to the U.S. Patent & Trademark Office to register the mark "RETAIL HIGHWAY.COM". The application is pending.

                  Brand development

         During October 1999, the Company entered into an agreement with a marketing firm to develop the Retail Highway.com brand. The original fees for the project totaled $175,000 with $70,000 to be paid upon commencement of the project and the balance to be paid within approximately 60 to 90 days. To date, the marketing firm has billed a total of $514,838 of which $140,000 has been paid by the Company. The Company disputes the amount due and has initiated a legal action against the marketing firm as described in the following paragraph.

                  Legal proceedings

         The Company has initiated a legal action against the marketing firm in connection with the brand development services described above. The Company alleges that the marketing firm did not deliver its work on a timely basis and did not deliver a logo and identity package, which was acceptable to the Company. In addition, the Company alleges that the delay and inability to deliver an acceptable product has caused the Company considerable damages. While the outcome of the action cannot be determined at this time, management believes that the matter will be settled on terms favorable to the Company.

                  System design

         During October 1999, the Company also entered into agreement with a computer systems design and consulting firm to plan and design systems to support Internet-based electronic commerce, customer service, fulfillment interfaces and content management. It is estimated that the fees for such services will total $525,000 plus 116,667 shares of the Company's common stock. Fees of $60,000 plus 20,000 shares of the Company's common stock were paid at the commencement of the project with the balance of the payments in cash and stock payable over the term of the project.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

         Name                       Age               Position
         ----                       ---               --------

         Michael Levine             51                CEO, President, Secretary
                                                      and Director

         Joseph T. Owens            50                Director

         Louis Mann                 50                Director

         Phillip Pearce             71                Director

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

     (b) Resumes:

     Michael Levine, Chief Executive Officer, President, Secretary and a director of the Company, assumed his positions with the Company in April 1999. In addition to his positions with the Company, since 1976, Mr. Levine has also been President of Golden Groove Production, Inc., Toronto, Canada, a privately held Canadian corporation which is engaged in the collection of royalties and contract administration for record albums. Also, in May 2000, Mr. Levine became Chairman of RadioTower.com, Inc., a publicly held Nevada corporation based in Vancouver, British Columbia, Canada and engaged in providing an Internet radio directory. From June 1995 through the present, Mr. Levine has been a partner in TRC Records, Mississauga, Ontario, Canada, where he negotiates worldwide distribution contracts of pre-recorded discs and coordinated the company's manufacturing process. Mr. Levine received a OAC degree from Sir J.A. MacDonald Collegiate in 1966. He currently devotes approximately 50% of his time to the business of the Company.

     Joseph T. Owens, director, assumed his position with the Company in April 1999. In addition, since February 1995, Mr. Owens has been President of Owens & Associates, Inc., San Mateo, California, a privately held marketing consultant firm which developed strategies for interactive entertainment and Internet companies such as Sega, Electronic Arts, Crystal Dynamics, Yahoo and others. Also, in June 2000, Mr. Owens was appointed as a director of RadioTower.com, Inc., a publicly held Nevada corporation engaged in providing an Internet radio directory. From February 1994 through February 1995, Mr. Owens was Senior Vice President of RC2, a division of Rogers/Cowan, Inc. a public relations firm located in New York, Los Angeles and San Mateo, California, where his principal activities were in marketing. He is the author of "Welcome to the Jungle" (Harper-Collins, 1994), a marketing handbook for the music industry, and is a frequent speaker at interactive and entertainment industry events and conferences. Mr. Owens received a Bachelor of Arts degree from York University in 1972. He devotes only such time as necessary to the business of the Company.

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

     Phillip E. Pearce, director, was appointed as a director of the Company in January 2000. In addition to his position with the Company, since 1988 Mr. Pearce has been employed by Phil E. Pearce & Associates, Charlotte, NC, where Mr. Pearce provides financial and investment banking consulting services to various public and private companies. Mr. Pearce currently sits as a director of various publicly held companies, including RadioTower.com, Inc., Starbase, Inc., Xybernaut Corp. and China Premium, Inc. During his career, Mr. Pearce served as President of G.H. Crawford & Co., Executive Partner of R. S. Dickinson, Sr. Vice President of E.F. Hutton, among other investment banking firms. In 1968-69, Mr. Pearce was Chairman of the NASD Board of Governors. He also was a contributing author and editor of The Dow Jones Publication of the Stock Market Handbook and was a member of the advisory counsel to the SEC on The Institute Study of Stock Markets and was a member of the NYSE Board of Governors. He devotes only such time as necessary to the business of the Company.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Mr. Pearce filed his initial statement of his holdings in the Company late. Further, no changes in the holdings of any officer, director or other person took place and therefor, no other reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 2000 and 1999, of the Chief Executive Officer of the Company.

                          SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                  Other                Under-           All
Name                             Annual   Restricted   lying           Other
and                              Compen-     Stock    Options/  LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  ------- ------

Michael
Levine,     2000  $    0  $   0  $    0    $      0   $     0  $     0 $    0
President & 1999  $    0  $   0  $    0    $      0   $     0  $     0 $    0
Director
-------------------------------------------------------------------------------

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company reimbursed Mr. Levine for out of pocket expenses during the fiscal years ended June 30, 2000 and 1999 in the amounts of $39,777.12 and $3,079.11, respectively.

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

                      Name and         Amount and
                     Address of        Nature of
Title of             Beneficial        Beneficial      Percent of
 Class                 Owner           Ownership         Class
 -----                 -----           ---------         -----

Common       Michael Levine(1)          2,360,000        25.5%
             25 Cavell Ave.
             Toronto, Ontario,
             Canada M4K 1L5

Common       Marshall Naify             1,900,000        20.6%
             Revocable Trust DTD 2,3
             172 Golden Gate Ave.
             San Francisco, CA 94102

Common       Temple Trust Co.             725,000         7.8%
             2001 Leeward Hwy.
             McLean Building
             P.O. Box 62
             Providenciales, Turk & Caicos
             British West Indies

Common       Joseph T. Owens(1)           675,000         7.3%
             430 Peninsula Ave., #1
             San Mateo, CA 94401

Common       Betsy Heard                  595,000         6.4%
             3665 E. Bay Drive
             Largo, FL 33771

Common       Louis Mann(1)                 10,000          *
             23911 Aspen Way
             Calabasas, CA 91302

                      Name and         Amount and
                     Address of        Nature of
Title of             Beneficial        Beneficial      Percent of
 Class                 Owner           Ownership         Class
 -----                 -----           ---------         -----

Common       Phillip Pearce(1)             50,000          *
             6624 Glenleaf Ct.
             Charlotte, NC 28270

Common       All Officers &             3,095,000        33.5%
             Directors as a Group
             (4 persons)
----------------------
*        Less than 1%

(1) Officer and director of the Company as of the date of this report.

     The balance of the Company's outstanding Common Shares are held by 90 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Joseph Owens, a director of the Company, provides office space to the Company on a rent free basis.

     As of June 30, 2000, the Company owed Mr. Michael Levine, an officer and director of the Company, the balance of $18,178, which loan arose out of expenses incurred by Mr. Levine on behalf of the Company. The loan was unsecured, due on demand and non-interest bearing. As of the date of this report, all balances due Mr. Levine have been paid in full.

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

     3.2  Bylaws

     The following exhibits were filed with the SEC in the exhibits section to the Company's Form 8-K dated April 17, 1999:

     2.4  Purchase and Sale Agreement between the Company and Michael Levine

     3.3  Certificate of Amendment to Articles of Incorporation

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 16, 2000.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)


                                       By:s/ Michael Levine
                                          ----------------------------
                                          Michael Levine,
                                          President and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 16, 2000.

s/ Michael Levine
-------------------------------
Michael Levine, Director

s/ Joseph T. Owens
-------------------------------
Joseph T. Owens, Director

s/ Louis Mann
-------------------------------
Louis Mann, Director

s/ Phillip Pearce
-------------------------------
Phillip Pearce, Director

                     RETAIL HIGHWAY.COM, INC.

          EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
             FOR THE FISCAL YEAR ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . . . 38