Form 10QSB
period 2000-09-30
RETAIL HIGHWAY COM INC
filed 2000-11-13
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB

                             Quarterly Report Under

                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 10, 2000 was 9,241,867 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended September 30, 2000, are attached hereto.

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

Liquidity and Capital Resources

     During the three month period ended September 30, 2000, the Company incurred losses of ($101,351) ($0.01 per share). These losses arose from costs incurred by the Company during the three month period ended September 30, 2000, including professional and consulting fees of $52,485. Of these fees, a one time fee of $15,000 was paid to Company attorneys in the Seigelgale litigation described below under "Part II, Item I - Legal Proceedings." In addition, the Company had retained two sales consultants and one technical consultant, which relationships were terminated in July 2000 as a result of management's decision to discontinue implementation of the Company's business plan, as described in the Company's Form 10-KSB for the fiscal year ended June 30, 2000, as well as below herein. These consultants were paid an aggregate of approximately $28,000 during the relevant three month period. The balance of these costs included office, depreciation and amortization and a write-down of development costs. At September 30, 2000, the Company had $164,041 in cash and cash equivalents.

     At September 30, 2000, the Company had an outstanding loan payable in the principal amount of $594, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on behalf of the Company. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this report, all balances due Mr. Levine have been paid in full.

     As discussed in detail in the Company's Form 10-KSB as filed with the SEC for the fiscal year ended June 30, 2000, in order to implement the Company's business plan, management has recognized the need for additional operating capital. Previously, in April 1999, the Company successfully consummated a private offering of its common stock whereby the Company sold 1,721,867 shares of its common stock at an offering price of $.75 per share, for total proceeds of approximately $1,291,400. From these funds the Company was able to begin development of its website. However, management has estimated that, in order to fully implement the Company's business plan, it will be necessary for the Company to raise additional funds of up to $30 million, in either debt, equity or a combination of the same. To date, management has undertaken discussions with various investment bankers and venture capitalists who have expressed an interest in providing this funding to the Company, but no definitive agreement has been reached between the Company and any other entity to provide such funding to the Company and no assurances can be provided that such an agreement will be reached in the future. Management believes that this is due, in large part, to the fact that during February 2000, the B2C (business to consumer) space became unpopular with the investment community. While potential investors showed interest in the Company's business model, the failure of numerous e-commerce companies, as well as depressed stock prices of similar businesses whose securities were publicly traded, has made access to additional capital virtually impossible. Other factors also contributed to the inability of the Company to raise additional capital, which are described in the Company's aforementioned Form 10-KSB.

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

Inflation

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 2000, Seigelgale Inc. ("S&G"), a company that engages in the business of brand identity, strategic marketing and information architecture, commenced a lawsuit in the United States District Court for the Southern District of New York against the Company for breach of contract and related causes of action arising from branding, identity and website development agreements entered into among the parties in late 1999 and early 2000. In late August, the Company interposed an answer denying the allegations of the complaint, interposing numerous affirmative defenses and asserting counterclaims for breach of contract and related causes of action arising from S&G's failure to properly and timely perform under the parties' contracts, resulting in substantial injury to the Company.

     In October 2000, the parties executed a letter agreement containing settlement terms, which provide for the Company to pay S&G $187,419, $25,000 of which is to be paid upon execution of a definitive settlement agreement. The proposed settlement provides for the balance to be paid over the following two years if the Company successfully closes either a debt or equity financing. If this financing closes, the Company will be obligated to pay 3% of the offering proceeds to S&G, up to a maximum of $162,419. However, if the Company does not successfully close such a financing within the established time period, the balance of the settlement amount is forgiven and S&G will release the Company from any further liability. As of the date of this report, the final settlement agreement is being prepared and until the agreement is executed and approved by the court, there can be no assurance that this matter will be resolved in accordance with the terms described herein.

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

         NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)  Exhibits

              EX-27   Financial Data Schedule

         (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                               September 30, 2000

                                     ASSETS

                                                     September 30,    June 30,
                                                         2000           2000
                                                     ------------   ------------
                                                      (unaudited)
Current assets:
   Cash and equivalents                              $    164,041   $    253,440
   Prepaid expenses                                        12,829         18,533
                                                     ------------   ------------

          Total current assets                            176,870        271,973

Office equipment and computer software,
   net of accumulated depreciation                         22,684         23,839

Other assets                                               50,000         50,000
                                                     ------------   ------------

          Total assets                               $    249,554   $    345,812
                                                     ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $    196,216   $    173,539
   Loan payable-officer                                       594         18,178
                                                     ------------   ------------

               Total current liabilities                  196,810        191,717
                                                     ------------   ------------

Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,241,867 shares issued and outstanding
      25,000,000 preferred shares authorized                9,242          9,242
   Additional paid-in capital                           1,465,625      1,465,625
   Deficit accumulated during the development stage    (1,422,123)    (1,320,772)
                                                      -----------   ------------

          Total stockholders' equity                       52,744        154,095
                                                     ------------   ------------

          Total liabilities and stockholders' equity $    249,554   $    345,812
                                                     ============   ============

                        See notes to financial statements


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           February 17, 1993
                                              Three-month period ended       (inception)
                                                    September 30,              through
                                                 2000           1999       September 30, 2000
                                             -----------    -----------    ------------------
Revenues                                     $         -    $         -    $               -
                                             -----------    -----------    ------------------

Operating expenses:
   Write-down of development costs                30,567              -               761,973
   Professional and consulting                    52,485         23,981               387,558
   Research and development                            -         22,968                93,498
   Business development and travel                   320         14,046                76,012
   Office                                         18,878         24,487               107,392
   Depreciation and amortization                   1,155              -                28,493
                                             -----------    -----------    ------------------

                                                 103,405         85,482             1,454,926
                                             -----------    -----------    ------------------

Loss from operations                            (103,405)       (85,482)           (1,454,926)

Interest income                                    2,054          9,899                32,803
                                             -----------    -----------    ------------------

Net loss                                     $  (101,351)   $   (75,583)   $       (1,422,123)
                                             ===========    ===========    ==================


Basic loss per share                         $     (0.01)   $     (0.01)   $            (0.30)
                                             ===========    ===========    ==================

Weighted average common shares outstanding     9,241,867      9,221,324             4,678,496
                                             ===========    ===========    ==================








                        See notes to financial statements



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        February 17,1993
                                                          Three-month period ended       (inception)
                                                                September 30,              through
                                                              2000          1999       September 30, 2000
                                                           ----------    ----------    ------------------
Net loss                                                   $ (101,351)   $  (75,583)   $       (1,422,123)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-down of development costs                          30,567             -               761,973
      Depreciation and amortization expense                     1,155         4,534                28,493
      Expenses of Company paid by officer                     (17,584)      (12,821)               30,932
      Obligations assumed by stockholders                           -             -                68,040
      Issuance of common stock for services/assets                  -             -                67,154
      (Increase) decrease in prepaid expenses                     137       (55,667)               (8,266)
      Increase (decrease) in accounts payable                  22,677         7,956                85,198
                                                           ----------    ----------    ------------------

               Net cash used in operating activities          (64,399)     (131,581)             (388,599)
                                                           ----------    ----------    ------------------

Cash flows from investing activities:

   Purchase of applied-for patent                                   -             -               (10,130)
   Capital expenditures                                       (25,000)     (276,188)             (746,565)
                                                           ----------    ----------    ------------------

               Net cash used in investing activities          (25,000)     (276,188)             (756,695)
                                                           ----------    ----------    ------------------

Cash flows from financing activities:

   Net proceeds from private placement of common stock              -         7,500             1,284,335
   Loan advances received                                           -             -                25,000
                                                           ----------    ----------    ------------------

               Net cash provided by financing activities            -         7,500             1,309,335
                                                           ----------    ----------    ------------------

Net increase (decrease) in cash and equivalents               (89,399)     (400,269)              164,041

Cash and equivalents, beginning of period                     253,440     1,250,408                     -
                                                           ----------    ----------    ------------------

Cash and equivalents, end of period                        $  164,041    $  850,139    $          164,041
                                                           ==========    ==========    ==================



                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2000

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

         These statements should be read in conjunction with the financial statements of Retail Highway.com, (formerly International Fuel Solutions, Inc.) and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

         The Company's plan was to establish an "Internet shopping portal" by providing personalized, intuitive, interactive shopping features combined with entertainment, community news and information services. Management intends to utilize the latest Internet technologies to support multi-vendor shopping carts, powerful search capabilities, streaming multimedia entertainment and personalized content. The graphic design and navigation features of the proposed site are expected to provide a clean and simple user-friendly interface free of cluttered displays and information overload. Revenues are expected to be derived from the sales of advertising and a percentage of sales from its vendor partners.

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

                  History and business activity (continued)

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

         Based upon the above-mentioned facts, the Company has taken a $736,973 write-down of costs related to the development of the software, website and branding in order to reduce the costs to the estimated net realizable value.

                  Going concern

         Since inception, the Company has incurred losses from administrative expenses and from costs incurred in connection with its business development. The Company has been dependent upon capital raised from the sale of common stock to implement its business plan. During the fiscal year ended September 30, 2000, the Company's management has developed serious questions regarding the viability of its business plan. The Company anticipates that it will require additional capital to continue as a going concern. There can be no assurance, however, that sufficient capital will be available. These issues raise substantial doubt about the Company's ability to continue as a going concern. As a result of these uncertainties, software, web-site development and branding costs have been adjusted to reflect estimated net realizable value.

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

         During the three-month periods ended September 30, 2000 and 1999, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.

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

         The Company has written off the license fee and the support and maintenance fee to reflect its net realizable value.

                  Patent application

         On July 16, 1999, the Company submitted an application to the U.S. Patent & Trademark Office to register the mark "RETAIL HIGHWAY.COM". The application is pending.

                  Legal proceedings

         In August 2000, Seigelgale, Inc. ("S&G"), a company that engages in the business of brand identity, strategic marketing and information architecture, commenced a lawsuit against the Company for breach of contract and related causes of action arising from branding, identity and website development agreements entered into among the parties in late 1999 and early 2000. In late August, the Company interposed an answer denying the allegations of the complaint, interposing numerous affirmative defenses and asserting counterclaims for breach of contract and related causes of action arising from S&G's failure to properly and timely perform under the parties' contracts, resulting in substantial injury to the Company.

         In October 2000, the parties executed a letter agreement containing settlement terms, which provide for the Company to pay S&G $187,419, $25,000 of which is to be paid upon execution of a definitive settlement agreement. The proposed settlement provides for the balance to be paid over the following two years if the Company successfully closes either a debt or equity financing. If this financing closes, the Company will be obligated to pay 3% of the offering proceeds to S&G, up to a maximum of $162,419. However, if the Company does not successfully close such a financing within the established time period, the balance of the settlement amount is forgiven and S&G will release the Company from any further liability. As of the date of this report, the final settlement agreement is being prepared and until the agreement is executed and approved by the court, there can be no assurance that this matter will be resolved in accordance with the terms described herein.

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

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated:  November 13, 2000



                                       By:  s/Michael Levine
                                          -------------------------------
                                          Michael Levine,
                                          President and Secretary

                            RETAIL HIGHWAY.COM, INC.

                Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule....................................17