Form 10QSB
period 2000-12-31
RETAIL HIGHWAY COM INC
filed 2001-02-20
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 19, 2001 was 9,241,867 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended December 31, 2000, are attached hereto.

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

     As a result of this acquisition, the Company's principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores. As described hereinbelow, as well as in our Form 10-KSB for our fiscal year ended June 30, 2000, we have abandoned this business plan, at least temporarily.

Plan of Operation

     We generated no revenues during the six month period ended December 31, 2000 and it is not anticipated that we will be able to generate any revenues in the foreseeable future, unless sufficient funding to allow us to completely develop our website and solicit BAM retailers is obtained. As of the date of this report, management is doubtful about our ability to raise these funds. See "Liquidity and Capital Resources" below.

     Under the assumption that we will not be able to raise the necessary capital, management is currently contemplating seeking out other Internet companies in order to establish a relationship that will allow the continued development of our system. If the system is developed, management is reviewing the possibility of licensing the system to a suitable end user. However, as of the date of this report, no such entity has been identified and there are no agreements between us and any other entity which may lead an investor to believe that such a relationship will be forthcoming in the foreseeable future.

     If, after due course, management is unable to implement our business plan, or otherwise license the existing system to an end user, it may be probable that management will attempt to seek out, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation which trades its securities. However, as of the date of this report, management has had no discussions with any other entity in this regard and this is considered a last resort by management in order to provide the opportunity to the Company's investors for liquidity in their investment.

Liquidity and Capital Resources

     During the six month period ended December 31, 2000, we incurred losses of ($142,188) ($0.02 per share). These losses arose from costs incurred by the Company during the six month period ended December 31, 2000, including professional and consulting fees of $73,298. The balance of these costs included office, depreciation and amortization and a write-down of development costs. At December 31, 2000, we had $134,042 in cash and cash equivalents.

     At December 31, 2000, the Company had an outstanding loan payable in the principal amount of $256, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on behalf of the Company. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this report, all balances due Mr. Levine have been paid in full.

     As discussed in detail in our Form 10-KSB as filed with the SEC for the fiscal year ended June 30, 2000, in order to implement our business plan, management has recognized the need for additional operating capital. Management has estimated that, in order to fully implement our business plan, it will be necessary for us to raise additional funds of up to $30 million, in either debt, equity or a combination of the same. To date, management has undertaken discussions with various investment bankers and venture capitalists who have expressed an interest in providing this funding to us, but no definitive agreement has been reached between the Company and any other entity to provide such funding to us and no assurances can be provided that such an agreement will be reached in the future. Management believes that this is due, in large part, to the fact that during February 2000, the B2C (business to consumer) space became unpopular with the investment community. While potential investors showed interest in the Company's business model, the failure of numerous e-commerce companies, as well as depressed stock prices of similar businesses whose securities were publicly traded, has made access to additional capital virtually impossible. Other factors also contributed to our inability to raise additional capital, which are described in the Company's aforementioned Form 10-KSB.

     As a result, in July 2000, management decided that without additional funding, implementation of our business plan was impossible. We elected to cease retailer acquisition activities and terminate our two sales consultants, as well as office personnel, in order to conserve our remaining cash. As of the date of this Report, management is still actively pursuing relationships that will allow the continued development of the system that could be licensed to a suitable end user. However, there can be no assurances that this will occur. In the event this does not occur, management expects to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture or otherwise merge with these yet unidentified entities.

     Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have sufficient funds to continue operations through the foreseeable future. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

INFLATION

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the six month period ended December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

        NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits

          EX-27    Financial Data Schedule

     (b)      Reports on Form 8-K

     No reports on Form 8-K were filed by us during the six month period ended December 31, 2000.


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             December 31,   June 30,
                                                                2000          2000
                                                            ------------  ------------
                                                             (unaudited)
Current assets:
   Cash and equivalents                                     $    134,042  $    253,440
   Prepaid expenses                                               12,829        18,533
                                                            ------------  ------------

               Total current assets                              146,871       271,973

Office equipment and computer software,
   net of accumulated depreciation                                21,529        23,839

Other assets                                                      50,000        50,000
                                                            ------------  ------------

               Total assets                                 $    218,400  $    345,812
                                                            ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $    206,237  $    173,539
   Loan payable-officer                                              256        18,178
                                                            ------------  ------------

               Total current liabilities                         206,493       191,717
                                                            ------------  ------------

Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,241,867 shares issued and outstanding
      25,000,000 preferred shares authorized                       9,242         9,242
   Additional paid-in capital                                  1,465,625     1,465,625
   Deficit accumulated during the development stage           (1,462,960)   (1,320,772)
                                                            ------------  ------------

               Total stockholders' equity                         11,907       154,095
                                                            ------------  ------------

               Total liabilities and stockholders' equity   $    218,400  $    345,812
                                                            ============  ============



                        See notes to financial statements



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Six-month period ended     February 17, 1993
                                                    December 31,            (inception)
                                            --------------------------        through
                                                 2000         1999       December 31, 2000
                                            ------------  ------------   -----------------
Revenues                                    $          -  $          -   $               -
                                            ------------  ------------   -----------------

Operating expenses:
   Write-down of development costs                30,567        27,833             761,973
   Professional and consulting                    73,298        60,560             408,371
   Research and development                            -        44,782              93,498
   Business development and travel                 8,576        23,895              84,268
   Office                                         31,095        29,691             119,609
   Depreciation and amortization                   2,310        21,807              29,648
                                            ------------  ------------   -----------------

                                                 145,846       208,568           1,497,367
                                            ------------  ------------   -----------------

Loss from operations                            (145,846)     (208,568)         (1,497,367)

Interest income                                    3,658        15,787              34,407
                                            ------------  ------------   -----------------

Net loss                                    $   (142,188) $   (192,781)        $(1,462,960)
                                            ============  ============   =================


Basic loss per share                        $      (0.02) $      (0.02)  $           (0.30)
                                            ============  ============   =================

Weighted average common shares outstanding     9,241,867     9,221,595           4,830,059
                                            ============  ============   =================









                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three-month period ended
                                                    December 31,
                                            ---------------------------
                                                2000           1999
                                            -----------     -----------

Revenues                                    $         -     $         -
                                            -----------     -----------

Operating expenses:
   Professional and consulting                   20,813          36,579
   Research and development                           -          21,814
   Business development and travel                8,256           9,849
   Office                                        12,217          20,871
   Software maintenance                               -          27,833
   Depreciation and amortization                  1,155           6,140
                                            ------------    -----------

                                                  42,441        123,086
                                            ------------    -----------

Loss from operations                             (42,441)      (123,086)

Interest income                                    1,604          5,888
                                            ------------    -----------

Net loss                                    $    (40,837)   $  (117,198)
                                            ============    ===========


Basic loss per share                        $      (0.00)   $     (0.01)
                                            ============    ===========

Weighted average common shares outstanding     9,241,867      9,221,867
                                            ============    ===========








                        See notes to financial statements



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         Six-month period ended   February 17, 1993
                                                               December 31,         (inception)
                                                         ----------------------       through
                                                            2000        1999      December 31, 2000
                                                         ----------  ----------   -----------------
Net loss                                                 $ (142,188) $ (192,781)  $      (1,462,960)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-down of development costs                        30,567           -             761,973
      Depreciation and amortization expense                   2,310      21,807              29,648
      Expenses of Company paid by officer                   (17,922)    (11,838)             30,594
      Obligations assumed by stockholders                         -           -              68,040
      Issuance of common stock for services/assets                -           -              67,154
      (Increase) decrease in prepaid expenses                   137     (38,967)             (8,266)
      Increase (decrease) in accounts payable                32,698     139,706              95,219
                                                         ----------  ----------   -----------------

               Net cash used in operating activities        (94,398)    (82,073)           (418,598)
                                                         ----------  ----------   -----------------

Cash flows from investing activities:

   Purchase of applied-for patent                                 -           -             (10,130)
   Capital expenditures                                     (25,000)   (532,568)           (746,565)
                                                         ----------  ----------   -----------------

               Net cash used in investing activities        (25,000)   (532,568)           (756,695)
                                                         ----------  ----------   -----------------

Cash flows from financing activities:

   Net proceeds from private placement of common stock            -       7,500           1,284,335
   Loan advances received                                         -           -              25,000
                                                         ----------  ----------   -----------------

               Net cash provided by financing activities          -       7,500           1,309,335
                                                         ----------  ----------   -----------------

Net increase (decrease) in cash and equivalents            (119,398)   (607,141)            134,042

Cash and equivalents, beginning of period                   253,440   1,250,408                   -
                                                         ----------  ---------    -----------------

Cash and equivalents, end of period                      $  134,042  $  643,267   $         134,042
                                                         ==========  ==========   =================



                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2000

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

         Despite these agreements and the progress made by the Company in implementing its business plan, management developed serious questions concerning the viability of the Company's proposed business plan. In order to implement the business plan, management estimated that up to $30 million in capital would be necessary to successfully develop and implement the Company's core business and launch its website.

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

         Based upon the above-mentioned facts, the Company has taken a $761,973 write-down of costs related to the development of the software, maintenance, website and branding in order to reduce the costs to the estimated net realizable value.

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

         During the six-month periods ended December 31, 2000 and 1999, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.

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

                                        RETAIL HIGHWAY.COM, INC.
                                        (Registrant)

                                        Dated:  February 20, 2001



                                        By:s/ Michael Levine
                                           ----------------------------
                                           Michael Levine,
                                           President and Secretary

                            RETAIL HIGHWAY.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................18