Form 10QSB
period 2001-03-31
RETAIL HIGHWAY COM INC
filed 2001-05-11
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

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

                             1408-33 Harbour Square
                            Toronto, Ontario, Canada
                    (Address of principal executive offices)

                                     M5J 2G2
                                   (Zip Code)

                          430 Peninsula Avenue, Suite 1
                           San Mateo, California 94401
                 (Former Address of principal executive offices)


                                 (416) 367-3213
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2001 was 9,221,867 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended March 31, 2001, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on, our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

     We were incorporated on February 17, 1993 under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, we filed a registration statement with the US Securities and Exchange Commission on Form 10-SB, registering our common stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). Our intention at that time was to seek to acquire assets or shares of an entity actively engaged in business which generated revenues or provided a business opportunity, in exchange for our securities. In effect, this filing caused us to be a full "reporting company" under the 34 Act.

     Effective April 17, 1999, we acquired certain assets owned by Michael Levine, including a proposed electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com" (the "Assets"). We issued 2,500,000 shares of our common stock equal to ownership of approximately 33% of our then outstanding shares, in exchange for all of the Assets. In addition, our shareholders approved an amendment to our Articles of Incorporation, changing our name to "Retail Highway.com, Inc." Our then management resigned their respective positions and were replaced by our current management.

     As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores. As described hereinbelow, as well as in our Form 10-KSB for our fiscal year ended June 30, 2000, we have abandoned this business plan and are currently seeking to merge with or otherwise acquire another business, or otherwise proceed in accordance with the disclosure below.

Plan of Operation

     We generated no revenues during the nine month period ended March 31, 2001 and it is not anticipated that we will be able to generate any revenues in the foreseeable future, unless sufficient funding to allow us to completely develop our website and solicit BAM retailers is obtained. As of the date of this report, management is doubtful about our ability to raise these funds. See "Liquidity and Capital Resources" below.

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

     If, after due course, management is unable to implement our business plan, or otherwise license the existing system to an end user, it may be probable that management will attempt to seek out, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation which trades its securities. However, as of the date of this report, management has had no discussions with any other entity in this regard and this is considered a last resort by management in order to provide our investors the opportunity for liquidity in their investment.

Results of Operations

     During the nine month period ended March 31, 2001, we incurred losses of $(171,052) ($0.02 per share). These losses arose from costs we incurred during the nine month period ended March 31,

2001, including professional and consulting fees ($86,167). The balance of these costs included office costs, depreciation and amortization, a loss from the sale of office equipment and a write- down of development costs.

Liquidity and Capital Resources

     At March 31, 2001, we had $90,665 in cash and cash equivalents.

     At March 31, 2001, we had an outstanding loan payable in the principal amount of $7,768, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this report, all balances due Mr. Levine have been paid in full.

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

INFLATION

     Although management expects that our operations will be influenced by general economic conditions once we commence generating revenues (of which there can be no assurance), we do not believe that inflation had a material effect on the results of operations during the nine month period ended March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     In August 2000, Seigelgale Inc. ("S&G"), a company that engages in the business of brand identity, strategic marketing and information architecture, commenced a lawsuit in the United States

District Court for the Southern District of New York against us for breach of contract and related causes of action arising from branding, identity and website development agreements entered into among the parties in late 1999 and early 2000. In late August, we interposed an answer denying the allegations of the complaint, interposing numerous affirmative defenses and asserting counterclaims for breach of contract and related causes of action arising from S&G's failure to properly and timely perform under the parties' contracts, resulting in substantial injury to us.

     In October 2000, the parties executed a letter agreement containing settlement terms, which provide for us to pay S&G $187,419. This settlement was memorialized in February 2001. Pursuant to the terms of the settlement agreement, we paid S&G $25,000 upon execution. The agreement also provides for the balance to be paid over the following two years if we successfully closes either a debt or equity financing. If this financing closes, we will be obligated to pay 3% of the offering proceeds to S&G, up to a maximum of $162,419. However, if we do not successfully close such a financing within the established time period, the balance of the settlement amount is forgiven and S&G will release us from any further liability.

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits - NONE

                  (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the nine month period ended March 31, 2001.


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                March 31,     June 30,
                                                                  2001          2000
                                                              ------------  ------------
                                                               (unaudited)
Current assets:
   Cash and equivalents                                       $     90,665  $    253,440
   Prepaid expenses                                                  8,718        18,533
                                                              ------------  ------------

        Total current assets                                        99,383       271,973

Office equipment and computer software,
   net of accumulated depreciation                                   8,728        23,839

Other assets                                                        50,000        50,000
                                                              ------------  ------------

        Total assets                                          $    158,111  $    345,812
                                                              ============  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                           $    167,300  $    173,539
   Loan payable-officer                                              7,768        18,178
                                                              ------------  ------------
         Total current liabilities                                 175,068       191,717
                                                              ------------  ------------

Stockholders' equity (deficit):
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,241,867 shares issued and outstanding
      25,000,000 preferred shares authorized                         9,242         9,242
   Additional paid-in capital                                    1,465,625     1,465,625
   Deficit accumulated during the development stage             (1,491,824)   (1,320,772)
                                                              ------------  ------------

        Total stockholders' equity (deficit)                       (16,957)      154,095
                                                              ------------  ------------

        Total liabilities and stockholders' equity (deficit)  $   158,111   $    345,812
                                                              ===========   ============



                        See notes to financial statements




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                           Nine-month period ended  February 17, 1993
                                                  March 31,            (inception)
                                            --------------------         through
                                               2001       2000        March 31, 2001
                                            ---------  ---------      --------------
Revenues                                    $       -  $       -      $            -
                                            ---------  ---------      --------------

Operating expenses:
   Professional and consulting                 86,167    175,164             421,240
   Research and development                         -     51,782              93,498
   Business development and travel              2,768     36,324              78,460
   Office                                      41,907     47,570             130,421
   Write-down of development costs             30,567          -             761,973
   Loss on sale of office equipment            11,115          -              11,115
   Depreciation and amortization                2,838     20,504              30,176
                                            ---------  ---------      --------------

                                              175,362    331,344           1,526,883
                                            ---------  ---------      --------------

Loss from operations                         (175,362)  (331,344)         (1,526,883)

Interest income                                 4,310     21,609              35,059
                                            ---------  ---------      --------------

Net loss                                    $(171,052) $(309,735)     $   (1,491,824)
                                            =========  =========      ==============


Basic loss per share                        $   (0.02) $   (0.03)     $        (0.30)
                                            =========  =========      ==============

Weighted average common shares outstanding  9,241,867  9,221,685           4,968,892
                                            =========  =========      ==============








                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Three-month period ended
                                                    March 31,
                                              ---------------------
                                                 2001        2000
                                              ---------   ---------

Revenues                                      $       -   $       -
                                              ---------   ---------

Operating expenses:
   Professional and consulting                   12,869      86,771
   Research and development                           -       7,000
   Business development and travel               (5,808)     12,429
   Office                                        10,812      17,878
   Loss on sale of office equipment              11,115           -
   Depreciation and amortization                    528      (1,303)
                                              ---------   ---------

                                                 29,516     122,775
                                              ---------   ---------

Loss from operations                            (29,516)   (122,775)

Interest income                                     652       5,822
                                              ---------   ---------

Net loss                                      $ (28,864)  $(116,953)
                                              =========   =========


Basic loss per share                          $   (0.00)  $   (0.01)
                                              =========   =========

Weighted average common shares outstanding    9,241,867   9,221,867
                                              =========   =========








                        See notes to financial statements




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               Nine-month period ended  February 17, 1993
                                                                      March 31,            (inception)
                                                                ----------------------       through
                                                                    2001       2000       March 31, 2001
                                                                ----------  ----------    --------------
Net loss                                                        $ (171,052) $ (309,735)   $   (1,491,824)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-down of development costs                               30,567           -           761,973
      Loss on sale of office equipment                              11,115           -            11,115
      Depreciation and amortization                                  2,838      20,504            30,176
      Expenses of Company paid by officer                                -           -            48,516
      Obligations assumed by stockholders                                -           -            68,040
      Issuance of common stock for services/assets                       -           -            67,154
      (Increase) decrease in prepaid expenses                        4,248     (24,864)           (4,155)
      Increase (decrease) in accounts payable                      (31,239)      2,870            31,282
                                                               -----------   ---------     -------------

          Net cash used in operating activities                   (153,523)   (311,225)         (477,723)
                                                               -----------   ---------     -------------

Cash flows from investing activities:
   Purchase of applied-for patent                                        -           -           (10,130)
   Proceeds from sale of office equipment                            5,123           -             5,123
   Capital expenditures                                             (3,965)    532,568)         (725,530)
                                                               -----------   ---------     -------------

          Net cash provided by (used in) investing activities        1,158    (532,568)         (730,537)
                                                               -----------   ---------     -------------

Cash flows from financing activities:
   Net proceeds from private placement of common stock                   -       7,500         1,284,335
   Repayment of loans payable-officer                              (10,410)    (13,082)          (10,410)
   Loan advances received                                                -           -            25,000
                                                               -----------   ---------     -------------

          Net cash provided by financing activities                (10,410)     (5,582)        1,298,925
                                                               -----------   ---------     -------------

Net increase (decrease) in cash and equivalents                   (162,775)   (849,375)           90,665

Cash and equivalents, beginning of period                          253,440   1,250,408                 -
                                                               -----------   ---------     -------------

Cash and equivalents, end of period                            $    90,665   $ 401,033     $      90,665
                                                               ===========   =========     =============

                        See notes to financial statements


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2001


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

     During the nine-month periods ended March 31, 2001 and 2000, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.

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

     In October 2000, the parties executed a letter agreement containing settlement terms, which provide for the Company to pay S&G $187,419. In February 2001, a definitive settlement agreement was executed, which required the Company to pay $25,000. The settlement further provides for the balance to be paid over the following two years if the Company successfully closes either a debt or equity financing. If this financing closes, the Company will be obligated to pay 3% of the offering proceeds to S&G, up to a maximum of $162,419. However, if the Company does not successfully close such a financing within the established time period, the balance of the settlement amount is forgiven and S&G will release the Company from any further liability. As of the date of this report, the final settlement agreement is being prepared and until the agreement is executed and approved by the court, there can be no assurance that this matter will be resolved in accordance with the terms described herein.

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

           Lease agreement

     The Company previously occupied its administrative office under an operating lease which terminated in March 2001. Rent expense amounted to approximately $24,000, $17,300 and $50,000 for the nine-month period ended March 31, 2001 and 2000 and from inception through March 31, 2001.

     The Company entered into a new one-year non-cancelable operating lease commencing April 1, 2001 at a monthly lease payment of $1,444. Minimum future rental payments total approximately $17,300.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated:  May 10, 2001



                                       By:s/ Michael Levine
                                          --------------------------------
                                          Michael Levine,
                                          President and Secretary