Form 10KSB
period 2001-06-30
RETAIL HIGHWAY COM INC
filed 2001-10-15
CIK 1050691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
     [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2001

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

                             33-1408 Harbour Square
                        Toronto, Ontario, Canada M5J 2G2
                                 (416) 367-3213
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                         430 Peninsula Avenue, Suite One
                           San Mateo, California 94401
                           ---------------------------
                                (Former Address)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 12, 2001: $277,256.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2001 there were 9,241,867 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Thirty-Nine pages.
                 Exhibit Index is Located at Page Thirty-Eight.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            RETAIL HIGHWAY.COM, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................        10
Item 3.    Legal Proceedings.........................................        10
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................        11

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................        11
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................        12
Item 7.    Financial Statements......................................        18
Item 8.    Changes in and Disagreements With
               Accountants on Accounting
               and Financial Disclosure..............................        33

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.....................        33
Item 10.   Executive Compensation....................................        35
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        36
Item 12.   Certain Relationships and Related
               Transactions..........................................        37

PART IV
Item 13.   Exhibits and Reports on Form 8-K..........................        38


SIGNATURES...........................................................        39

EXHIBIT INDEX .......................................................       N/A

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Retail Highway.com, Inc., f/k/a International Fuel Solutions, Inc., f/k/a LBF Corporation ("we," "our," "us," or the "Company"), was incorporated on February 17, 1993, under the laws of the State of Nevada to engage in any lawful corporate purpose. Effective April 17, 1999, we acquired certain assets owned by Michael Levine, including a proposed electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com" (the "Assets"). We issued 2,500,000 shares of our common stock equal to ownership of approximately 33% of our then outstanding shares in exchange for all of the Assets. As a result of this acquisition, our principal business objective became establishing a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores.

     During the fiscal year ended June 30, 2000, we completed a demonstration model of our website, which is no longer available on the Internet. We also undertook various other activities relevant to implementation of our business plan, which activities are more fully described in our Form 10-KSB Report filed for our fiscal year ended June 30, 2000. Despite the progress we made in implementing our business plan, management developed serious questions concerning our business plan viability. In order to implement the business plan, management estimated that up to $30 million in capital would be necessary to successfully develop and implement our proposed core business and launch our website. During February 2000, the Business to Consumer ("B2C") space became unpopular with the investment community. Management, knowing that we required additional cash investment, continued its attempts to raise private funding. While potential investors showed interest in our business model, the failure of numerous e-commerce companies, as well as depressed stock prices of similar businesses whose securities were publicly traded, made access to additional capital virtually impossible. Other factors also contributed to our inability to raise additional capital, including:

     - In January 2000, we filed an application to list our common stock for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. While we did finally obtain approval of our application, such approval was not received until August 2000. Potential investors advised that they would not be interested in investing in our Company unless there was a market for our securities. While speculative, management believes that a more timely approval would have made us more attractive to potential investment.

     - Seigelgale Inc., who we had contracted to create the front end of our website, failed to create a logo or website acceptable to our use, which resulted in delaying the beta launch of our functioned website. This delay caused a credibility problem with both potential investors and retail partners.

     - Despite the negative impact that e-commerce businesses experienced during the Spring of 2000, we were able to execute letters of intent with potential retailers for our website, including Software, Inc. and Fredericks of Hollywood. However, other retailers expressed doubt about the effectiveness of their Internet strategies, which had a negative impact on our ability to attract retailers to our website.

     As a result, in July 2000, management decided that without additional funding, implementation of our then existing business plan was impossible. We elected to cease retailer acquisition activities and terminate our two sales consultants and office personnel in order to conserve our remaining cash. As of the date of this Report, management has abandoned attempts to establish our website and we have begun to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture or merger. Management is of the belief that our primary attraction as a merger partner or acquisition vehicle is our status as a public, trading company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. For a more detailed description of our new business plan, see "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Our new business plan is subject to numerous risk factors, including the following:

     We have a limited operating history, no revenue and minimal assets and our independent accountants have expressed a "going concern" opinion. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have not generated any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our proposed operations are speculative. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

     There is a scarcity of business opportunities and combinations and there is significant competition in this arena. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     There is no agreement for any business combination or other transaction and no standards for a business combination have been established. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Our management will maintain control of our company until a merger or acquisition is consummated and they devote only limited time to our business activities. While seeking a business combination, management anticipates devoting up to twenty hours per month to our business activities. None of our officers has entered into a written employment agreement with us and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of any of these individuals could adversely affect our development and our likelihood of continuing operations. See "Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Our management may have conflicts of interest. Our officers and directors may in the future participate in business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Management has adopted a policy that if we seek a merger with, or acquisition of, any entity in which any member of our management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest, such members of management shall abstain from voting in their respective capacity.

     Reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. We do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

     Our proposed activities may be limited to those engaged in by business opportunities which we merge with or acquire. Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one business opportunity. Consequently, our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our future operations.

     We may become subject to additional governmental regulations. Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

     A business combination involving the issuance of our common shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our company. Any business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of our Board of Directors. The resulting change in control could result in removal of one or more present officers and directors of our company and a corresponding reduction in or elimination of their participation in our future affairs.

     There is a significant chance that consummation of a business combination will result in significant dilution to our existing shareholders. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common shares would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management.

     There are disadvantages of a blank check offering. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     The requirement of audited financial statements may disqualify a business opportunity. Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Employees

     We presently have one (1) employee, our Chief Executive Officer, President and Secretary, Michael Levine, who does not receive a salary. See "Part III,
Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" below.

Competition

     We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Trademarks

     We hold the rights to the names "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com." Previously, we submitted an application to the United States Patent and Trademark office in order to register the mark "RetailHighway.com." However, due to the change of our business plan, we have withdrawn this application voluntarily. We hold no other patents or trademarks.

Government Regulations

     The Company is not currently subject to direct federal, state, or local regulation and laws or regulations applicable to access to, or commerce on, the Internet, other than regulations applicable to business generally.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. In May 2001, we moved our principal place of business from 430 Peninsula Avenue, Suite One, San Mateo, California 94401, which consisted of approximately 800 square feet of executive office space. This space was provided to us on a rent free basis by Joseph Owens, one of our directors. As of the date of this Report, our principal place of business is at 33 Harbour Square, Unit 1408, Toronto, Ontario, Canada M5J 2G2, which consists of approximately 1,200 square feet of executive office space. We pay a monthly rent of $2,250 (CDN) pursuant to a written lease which expires on March 31, 2002. We believe that this location will meet our needs for the foreseeable future. Our principal office's telephone number is (416) 367-3213 and facsimile number is (416) 367-3204.

     We neither own nor lease any other properties, either real or personal.

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

     There are no other material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2001, no matters were presented to our shareholders for approval.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. Our common stock began trading on the OTC Bulletin Board operated by the NASD in August 2000. As of October 3, 2001, the price of our common stock was $.03 bid, $.045 asked. Our trading symbol is "RHWY."

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

                                               Bid Price
         Quarter Ended                       High     Low
         -------------                       ----    -----

         September 2000                      $.51     $.15
         December 2000                       $.51     $.15

         March 2001                          $.34     $.04
         June 2001                           $.34     $.06
         September 2001                      $.31     $.04


     (b) Holders. There are 92 holders of our Common Stock, not including those persons who hold their securities in "street name."

     (c) Dividends. We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2002.

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

OVERVIEW

     We were incorporated on February 17, 1993, under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, we filed a registration statement with the United States Securities and Exchange Commission on Form 10-SB, registering our common stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). Our intention at that time was to seek to acquire assets or shares of an entity actively engaged in business which generated revenues or provided a business opportunity, in exchange for our securities. In effect, this filing caused us to be a full "reporting company" under the 34 Act.

     Effective April 17, 1999, we acquired certain assets owned by Michael Levine, including a proposed electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com" (the "Assets"). We issued 2,500,000 shares of our common stock equal to ownership of approximately 33% of our then outstanding shares, in exchange for all of the Assets. In addition, our shareholders approved an amendment to our Articles of Incorporation changing our name to "Retail Highway.com, Inc." Our then management resigned their respective positions and were replaced by our current management.

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

Results of Operations

     Comparison of Results of Operations for the fiscal years ended June 30, 2001 and 2000

     We generated no revenues during the fiscal year ended June 30, 2001 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $127,411 during our fiscal year ended June 30, 2001, compared to $1,120,583 in 2000, a decrease of $993,172 (89%). This decrease was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during 2001 arose primarily from a write-off of development costs ($80,567), professional and consulting fees ($89,072) and office costs ($50,862).

     As a result, we incurred a net loss of $(122,476) in 2001 ($0.01 per share) as compared to our net loss of $(1,095,213) ($.12 per share) in 2000.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into discussions regarding such a business combination.

     We have no full time employees. Our Chief Executive Office, President and Secretary has agreed to allocate a portion of his time to our business activities, without compensation. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Part II, Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We have, and will continue to have, a limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered, trading company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of the our securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Liquidity and Capital Resources

     At June 30, 2001, we had $71,355 in cash and cash equivalents. Also at June 30, 2001, we had an outstanding loan payable in the principal amount of $2,090, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this Report, all balances due Mr. Levine have been paid in full.

     Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have sufficient funds to continue operations through the foreseeable future. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on the results of operations during the fiscal year ended June 30, 2001.

ITEM 7.  FINANCIAL STATEMENTS

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)


                          INDEX TO FINANCIAL STATEMENTS




                                                                       Page
                                                                       ----

Independent Auditors' Report                                            F-2

Balance sheet                                                           F-3

Statements of operations                                                F-4

Statement of stockholders' equity                                    F-5 - F-6

Statements of cash flows                                                F-7

Notes to financial statements                                        F-8 - F-14

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Retail Highway.com, Inc.
San Mateo, California


We have audited the accompanying balance sheet of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) (a development stage company), as of June 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) for the period February 17, 1993 (inception) through June 30, 1998, were audited by other auditors whose report dated September 10, 1998, expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retail Highway.com, Inc. (formerly International Fuel Solutions, Inc.) (a development stage company) at June 30, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Wayne, New Jersey
September 4, 2001




                                       F-2

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                                  BALANCE SHEET

                                  June 30, 2001


                                     ASSETS

Current assets:
   Cash and equivalents                                            $    71,355
   Prepaid expenses                                                      2,887
                                                                   -----------

            Total current assets                                        74,242

Office equipment and computer software,
   net of accumulated depreciation                                       8,341
                                                                   -----------

            Total assets                                           $    82,583
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    48,874
   Loan payable-officer                                                  2,090
                                                                   -----------

            Total current liabilities                                   50,964
                                                                   -----------

Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,241,867 shares issued and outstanding
      25,000,000 preferred shares authorized                             9,242
   Additional paid-in capital                                        1,465,625
   Deficit accumulated during the development stage                 (1,443,248)
                                                                   -----------

          Total stockholders' equity                                    31,619
                                                                   -----------

          Total liabilities and stockholders' equity               $    82,583
                                                                   ===========


                        See notes to financial statements



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS



                                                                      February 17, 1993
                                                Year ended June 30,      (inception)
                                             -----------------------       through
                                                2001         2000       June 30, 2001
                                             ----------  -----------  -----------------
Revenues                                     $        -  $         -  $               -
                                             ----------  -----------  -----------------

Operating expenses:
   Write-off of development costs                80,567      731,406            811,973
   Professional and consulting                   89,072      244,778            424,145
   Research and development                           -            -             93,498
   Business development and travel                3,588            -             79,280
   Office                                        50,862       71,777            139,376
   Depreciation and amortization                  3,225       27,338             30,563
   Loss on sale of furniture and equipment       11,115            -             11,115
   Cancellation of indebtedness                (111,018)           -           (111,018)
                                             ----------  -----------  -----------------

                                                127,411    1,120,583          1,478,932
                                             ----------  -----------  -----------------

Loss from operations                           (127,411)  (1,120,583)        (1,478,932)

Interest income                                   4,935       25,370             35,684
                                             ----------  -----------  -----------------

Net loss                                     $ (122,476) $(1,095,213) $      (1,443,248)
                                             ==========  ===========  =================


Basic loss per share                         $    (0.01) $     (0.12) $           (0.28)
                                             ==========  ===========  =================

Weighted average common shares outstanding    9,241,867    9,235,337          5,100,658
                                             ==========  ===========  =================










                        See notes to financial statements



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                              Deficit
                                                                            Accumulated
                                            Number of           Additional   During the
                                             Shares     Common    Paid-in   Development
                                          Common Stock  Stock     Capital      Stage       Total
                                          ------------  ------  ----------  -----------  ----------
Balance at February 17, 1993                         -  $    -  $        -  $         -  $        -

Stock issued for cash advances
  made on behalf of the Company and
  services provided at $.0002 per share      1,500,000   1,500      (1,200)           -         300

Net loss                                             -       -           -         (300)       (300)
                                          ------------  ------  ----------  -----------  ----------

Balance at June 30, 1993 and 1994            1,500,000   1,500      (1,200)        (300)          -

Stock issued for cash advances
  made on behalf of the Company and
  services provided at $.00006 per share     3,500,000   3,500      (3,290)           -         210

Net loss                                             -       -           -         (210)       (210)
                                          ------------  ------  ----------  -----------  ----------

Balance at June 30, 1995                     5,000,000   5,000      (4,490)        (510)          -

Expenses paid by shareholders on behalf
  of the Company                                     -       -      10,000            -      10,000

Net loss                                             -       -           -      (10,000)    (10,000)
                                          ------------  ------  ----------  -----------  ----------

Balance at June 30, 1996 and 1997            5,000,000   5,000       5,510      (10,510)          -

Patent and related costs contributed
  at $.004 per share                                 -       -      51,644            -      51,644

Net loss                                             -       -           -      (77,407)    (77,407)
                                          ------------  ------  ----------  -----------  ----------

Balance at June 30, 1998                     5,000,000  $5,000  $   57,154  $   (87,917) $  (25,763)
                                          ============  ======  ==========  ===========  ==========









                        See notes to financial statements

                                       F-5



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                              Deficit
                                                                            Accumulated
                                            Number of           Additional   During the
                                             Shares     Common    Paid-in   Development
                                          Common Stock  Stock     Capital      Stage       Total
                                          ------------  ------  ----------  -----------  ----------
Balance at July 1, 1998                      5,000,000  $5,000  $   57,154  $   (87,917) $  (25,763)

Obligations assumed by shareholders
  on behalf of the Company                           -       -     113,378            -     113,378

Stock issued to acquire intangible assets    2,500,000   2,500      (2,500)           -           -

Stock issued in private placement            1,711,867   1,712   1,282,188            -   1,283,900

Costs incurred in connection
  with private placement                             -       -      (7,065)           -      (7,065)

Net loss                                             -       -           -     (137,642)   (137,642)
                                          ------------  ------  ----------  -----------  ----------

Balance at June 30, 1999                     9,211,867   9,212   1,443,155     (225,559)  1,226,808

Stock issued in private placement               10,000      10       7,490            -       7,500

Stock issued for professional services          20,000      20      14,980            -      15,000

Net loss                                             -       -           -   (1,095,213) (1,095,213)
                                          ------------  ------  ----------  -----------  ----------

Balance at June 30, 2000                     9,241,867   9,242   1,465,625   (1,320,772)    154,095

Net loss                                             -       -           -     (122,476)   (122,476)
                                          ------------  ------  ----------  -----------  ----------

Balance at June 30, 2001                     9,241,867  $9,242  $1,465,625  $(1,443,248) $   31,619
                                          ============  ======  ==========  ===========  ==========













                        See notes to financial statements

                                       F-6


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                                                 February 17,1993
                                                           Year ended June 30,      (inception)
                                                         ----------------------       through
                                                            2001        2000      June 30, 2000
                                                         ---------  -----------  --------------
Net loss                                                 $(122,476) $(1,095,213) $   (1,443,248)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-off of development costs                        80,567      731,406         811,973
      Loss on sale of furniture and equipment               11,115            -          11,115
      Cancellation of indebtedness                        (111,018)           -        (111,018)
      Depreciation and amortization expense                  3,225       27,338          30,563
      Expenses of Company paid by officer                        -        2,965          48,516
      Obligations assumed by stockholders                        -            -          68,040
      Issuance of common stock for services/assets               -       15,000          67,154
      Changes in operating assets and liabilities:
         (Increase) decrease in prepaid expenses            10,079       (8,164)          1,676
         Increase (decrease) in accounts payable           (38,647)      43,765          23,874
                                                         ---------  -----------  --------------

               Net cash used in operating activities      (167,155)    (282,903)       (491,355)
                                                         ---------  -----------  --------------

Cash flows from investing activities:
   Purchase of applied for patent                                -            -         (10,130)
   Proceeds from sale of furniture and equipment             5,123            -           5,123
   Capital expenditures                                     (4,404)    (721,565)       (725,969)
                                                         ---------  -----------  --------------

               Net cash provided by (used in) investing
                  activities                                   719     (721,565)       (730,976)
                                                         ---------  -----------  --------------

Cash flows from financing activities:
   Net proceeds from private placement of common stock           -        7,500       1,284,335
   Repayment of loans payable- officer                     (15,649)           -         (15,649)
   Loan advances received                                        -            -          25,000
                                                         ---------  -----------  --------------

               Net cash provided by (used in) financing
                  activities                               (15,649)       7,500       1,293,686
                                                         ---------  -----------  --------------

Net increase (decrease) in cash and equivalents           (182,085)    (996,968)         71,355

Cash and equivalents, beginning of year                    253,440    1,250,408               -
                                                         ---------  -----------  ---------------

Cash and equivalents, end of year                        $  71,355  $   253,440  $        71,355
                                                         =========  ===========  ===============


                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001


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


                                       F-9

1.        Summary of significant accounting policies (continued)

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

          Based  upon  the   above-mentioned   facts,   the  Company  has  taken
          write-downs of $811,973 in costs related to the development of the software, website and branding in order to reduce the costs to the estimated net realizable value.

                  Going concern

          Since inception, the Company has incurred losses from administrative expenses and from costs incurred in connection with its business development. The Company has been dependent upon capital raised from the sale of common stock to implement its business plan. During the fiscal year ended June 30, 2001, the Company's management has developed serious questions regarding the viability of its business plan. The Company anticipates that it will require additional capital to continue as a going concern. There can be no assurance, however, that sufficient capital will be available. These issues raise substantial doubt about the Company's ability to continue as a going concern. As a result of these uncertainties, software, web-site development and branding costs have been adjusted to reflect estimated net realizable value.

                  Development stage

          The Company has been a development stage company since its inception on February 17, 1993. Management has determined that implementation of the Company's original business plan has become improbable. The Company is seeking to consummate a business combination, which will provide a business opportunity.

                  Impairment of long-lived assets to be disposed of

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

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

          During the years ended June 30, 2001 and 2000, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.


                                      F-12

4.        Income taxes

          The Company accounts for income taxes using the ability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. There were no significant temporary differences leading to deferred tax assets or liabilities as of June 30, 2001.

          As of June 30, 2001, the Company has a deferred tax asset of $505,000 which arises from a net operating loss carryforward of approximately $1,443,000. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved through a valuation allowance.

          The net change in the valuation allowance for the years ended June 30, 2001 and 2000 was $45,000 and $415,000, respectively.

          The Company's net operating loss carryforward expires in the years 2006 through 2021.


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

                  Leasing agreements

          Effective April 1, 2001, the Company entered into an operating lease agreement for the rental of office space. In connection therewith, the Company paid a $2,887 security deposit. Such deposit is to be applied, in part, to future rental payments with the balance to be held as a refundable security by the landlord. The monthly lease amount is $1,444 for a one year term ending March 31, 2002.

                  Leasing agreements (continued)

          Future minimum payments under this operating lease are $13,284.

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

                  System design

          During October 1999, the Company also entered into agreement with a computer systems design and consulting firm to plan and design systems to support Internet-based electronic commerce, customer service, fulfillment interfaces and content management. It was originally estimated that the fees for such services would total $525,000 plus 116,667 shares of the Company's common stock. Fees of $60,000 plus 20,000 shares of the Company's common stock were paid at the commencement of the project with the balance of the payments in cash and stock payable over the term of the project. During the year ended June 30, 2001, the consulting firm agreed to the cancellation of all debt it was owed by the Company. As a result, the Company recognized $111,018 in gain from cancellation of indebtedness it had recorded.




                                      F-14
                                                                              32

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

     The Directors and Officers of the Company as of the date of this report are as follows:

         Name                       Age              Position
         ----                       ---              --------

         Michael Levine             52               CEO, President, Secretary
                                                     and Director

         Joseph T. Owens            51               Director

         Louis Mann                 51               Director

         Phillip Pearce             72               Director

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

     (b) Resumes:

     Michael Levine, Chief Executive Officer, President, Secretary and a director, assumed his positions with us in April 1999. In addition to his positions with us, since 1976, Mr. Levine has also been President of Golden Groove Production, Inc., Toronto, Canada, a privately held Canadian corporation which is engaged in the collection of royalties and contract administration for record albums. Also, from May 2000 through September 2001, Mr. Levine was President and Chairman of Pacific Fuel Cell Corp., f/k/a RadioTower.com, Inc., a publicly held Nevada corporation based in Vancouver, British Columbia, Canada and which was engaged in providing Internet radio directories during Mr. Levine's tenure. From June 1995 through the present, Mr. Levine has been a partner in TRC Records, Mississauga, Ontario, Canada, where he negotiates worldwide distribution contracts of pre-recorded discs and coordinated the company's manufacturing process. Mr. Levine received a OAC degree from Sir J.A. MacDonald Collegiate in 1966. He currently devotes approximately 50% of his time to our business.

     Joseph T. Owens, director, assumed his position with us in April 1999. In addition, since February 1995, Mr. Owens has been President of Owens & Associates, Inc., San Mateo, California, a privately held marketing consultant firm which developed strategies for interactive entertainment and Internet companies such as Sega, Electronic Arts, Crystal Dynamics, Yahoo and others. Also, from June 2000 through September 2000, Mr. Owens was a director of RadioTower.com, Inc., currently known as Pacific Fuel Cell Corp., a publicly held Nevada corporation. From February 1994 through February 1995, Mr. Owens was Senior Vice President of RC2, a division of Rogers/Cowan, Inc., a public relations firm located in New York, Los Angeles and San Mateo, California, where his principal activities were in marketing. He is the author of "Welcome to the Jungle" (Harper-Collins, 1994), a marketing handbook for the music industry, and is a frequent speaker at interactive and entertainment industry events and conferences. Mr. Owens received a Bachelor of Arts degree from York University in 1972. He devotes only such time as necessary to our business.

     Louis Mann, director, assumed his position with us in April 1999. In addition, since October 1988, Mr. Mann has been a Senior Vice-President of Capital Records, Inc., Hollywood, California, one of the music industry's premiere recording companies and in June 1999, he became the President of the Media Properties division of House of Blues International. Mr. Mann received a Bachelor of Arts degree in Communications from the University of Maryland in 1973 and a Masters in Business Administration degree from UCLA in 1992. Mr. Mann devotes only such time as necessary to our business.

     Phillip E. Pearce, director, was appointed as one of our directors in January 2000. In addition, since 1988, Mr. Pearce has been employed by Phil E. Pearce & Associates, Charlotte, North Carolina, where Mr. Pearce provides financial and investment banking consulting services to various public and private companies. Mr. Pearce currently sits as a director of various publicly held companies, including Starbase, Inc., Xybernaut Corp. and China Premium, Inc. During his career, Mr. Pearce served as President of G.H. Crawford & Co., Executive Partner of R. S. Dickinson, Sr. Vice President of E.F. Hutton, among other investment banking firms. In 1968-69, Mr. Pearce was Chairman of the NASD Board of Governors. He also was a contributing author and editor of The Dow Jones Publication of the Stock Market Handbook and was a member of the advisory counsel to the SEC on The Institute Study of Stock Markets and was a member of the NYSE Board of Governors. He devotes only such time as necessary to our business.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2001 and 2000, of our Chief Executive Officer.

                          SUMMARY COMPENSATION TABLE

                                              Long Term Compensation
                                           -----------------------------
                     Annual Compensation         Awards          Payouts
                    ---------------------  --------------------  -------
                                                     Securities
                                   Other                Under-             All
Name                               Annual  Restricted   lying             Other
and                                Compen-    Stock    Options/   LTIP   Compen-
Principal           Salary  Bonus  sation    Award(s)    SARs    Payouts  sation
Position      Year   ($)     ($)    ($)        ($)       (#)       ($)      ($)
------------  ----  ------  -----  ------   ---------  --------  -------  ------
Michael
Levine, CEO,  2001  $    0  $   0  $    0   $       0  $      0  $     0  $    0
President &   2000  $    0  $   0  $    0   $       0  $      0  $     0  $    0
Director

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We reimbursed Mr. Levine for out of pocket expenses during the fiscal years ended June 30, 2000 and 2001 in the amounts of $39,777 and $28,674, respectively.

     None of our officers or directors serve pursuant to any employment agreement and it is not anticipated that we will offer such an agreement to any present officer or director in the immediate future.

Stock Plan

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to our officers and/or directors. It is anticipated that we will adopt a stock option plan in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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
             430 Peninsula Ave., #1
             San Mateo, CA 94401

                 Name and               Amount and
                Address of              Nature of
Title of        Beneficial              Beneficial    Percent of
 Class            Owner                 Ownership        Class
 -----            -----                 ---------        -----

Common       Louis Mann(1)                 10,000          *
             23911 Aspen Way
             Calabasas, CA 91302

Common       Phillip Pearce(1)             50,000          *
             6624 Glenleaf Ct.
             Charlotte, NC 28270

Common       All Officers &             3,095,000        33.5%
             Directors as a Group
             (4 persons)
---------------------
*        Less than 1%

(1)      Officer and director as of the date of this report.

     The balance of our outstanding Common Shares are held by 86 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended June 30, 2001, Joseph Owens, one of our directors, provided office space to us on a rent free basis. This situation terminated in May 2001.

     As of June 30, 2001, we owed Mr. Michael Levine, one of our officers and a director, a balance of $2,090, which loan arose out of expenses incurred by Mr. Levine on our behalf. The loan was unsecured, due on demand and non-interest bearing. As of the date of this report, all balances due Mr. Levine have been paid in full.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits - None

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on December 2, 1997, and are incorporated by reference herein:

     3.1 Certificate and Articles of Incorporation and Amendments thereto.

     3.2 Bylaws

     The following exhibits were filed with the Securities and Exchange Commission in the exhibits section to the Company's Form 8-K dated April 17, 1999:

     2.4 Purchase and Sale Agreement between the Company and Michael Levine

     3.3 Certificate of Amendment to Articles of Incorporation

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three month period ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2001.

                                         RETAIL HIGHWAY.COM, INC.
                                         (Registrant)


                                         By:s/ Michael Levine
                                            ---------------------------------
                                            Michael Levine,
                                            President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 15, 2001.


s/ Michael Levine
--------------------------------
Michael Levine, Director

s/ Joseph T. Owens
--------------------------------
Joseph T. Owens, Director

s/ Louis Mann
--------------------------------
Louis Mann, Director

s/ Phillip Pearce
--------------------------------
Phillip Pearce, Director