Form 10QSB
period 2001-09-30
RETAIL HIGHWAY COM INC
filed 2001-11-07
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 6, 2001 was 9,241,867 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended September 30, 2001, are attached hereto.

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

Results of Operations

     Comparison of Results of Operations for the three month periods ended September 30, 2001 and 2000

     We generated no revenues during the three month periods ended September 30, 2001 and 2000 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $12,464 during our three month period ended September 30, 2001, compared to $103,405 in 2000, a decrease of $90,941 (88%). This decrease was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during 2001 arose primarily from professional and consulting fees ($5,102) and office costs ($6,371).

     As a result, we incurred a net loss of $(12,071) during the three month period ended September 30, 2001 ($0.01 per share) as compared to our net loss of $(101,351) ($.01 per share) during the comparable period in 2000.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into discussions regarding such a business combination.

     We have no full time employees. Our Chief Executive Officer, President and Secretary has agreed to allocate a portion of his time to our business activities, without compensation. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

Liquidity and Capital Resources

     At September 30, 2001, we had $58,186 in cash and cash equivalents. Also at September 30,, 2001, we had an outstanding loan payable in the principal amount of $845, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this Report, all balances due Mr. Levine have been paid in full.

     Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have sufficient funds to continue operations through the foreseeable future. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

Inflation

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended September 30, 2001.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no new legal proceedings filed or threatened involving our company during the three month period ended September 30, 2001.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended September 30, 2001.

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                               September 30, 2001


                                     ASSETS

                                                     September 30,    June 30,
                                                          2001          2001
                                                     -------------  -----------
                                                      (unaudited)
Current assets:
   Cash and equivalents                              $      58,186  $    71,355
   Prepaid expenses                                          2,887        2,887
                                                     -------------  -----------

               Total current assets                         61,073       74,242

Office equipment and computer software,
   net of accumulated depreciation                           7,872        8,341
                                                     -------------  -----------

          Total assets                               $      68,945  $    82,583
                                                     =============  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $     48,552  $    48,874
   Loan payable-officer                                        845        2,090
                                                     -------------  -----------

          Total current liabilities                         49,397       50,964
                                                     -------------  -----------

Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,241,867 shares issued and outstanding
      25,000,000 preferred shares authorized                 9,242        9,242
   Additional paid-in capital                            1,465,625    1,465,625
   Deficit accumulated during the development stage     (1,455,319)  (1,443,248)
                                                     -------------  -----------

          Total stockholders' equity                        19,548       31,619
                                                     -------------  -----------

          Total liabilities and stockholders' equity $      68,945  $    82,583
                                                     =============  ===========



                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      February
                                                                      17, 1993
                                           Three-month period ended (inception)
                                                September 30,         through
                                            ----------------------   September
                                                2001       2000      30, 2001
                                            ----------  ----------  -----------

Revenues                                    $        -  $        -  $         -
                                            ----------  ----------  -----------

Operating expenses:
   Write-down of development costs                   -      30,565      811,973
   Professional and consulting                   5,102      52,485      429,247
   Research and development                          -         320       93,498
   Business development and travel                 523           -       79,803
   Office                                        6,371      18,878      145,747
   Depreciation and amortization                   468       1,155       31,031
   Loss on sale of furniture and equipment           -           -       11,115
   Cancellation of indebtedness                      -           -     (111,018)
                                            ----------  ----------  -----------

                                                12,464     103,405    1,491,396
                                            ----------  ----------  ------------

Loss from operations                           (12,464)   (103,405)  (1,491,396)

Interest income                                    393       2,054       36,077
                                            ----------  ----------  -----------

Net loss                                    $  (12,071) $ (101,351) $(1,455,319)
                                            ==========  ==========  ===========


Basic loss per share                        $    (0.00) $    (0.01) $     (0.28)
                                            ==========  ==========  ===========

Weighted average common shares outstanding   9,241,867   9,241,867    5,225,861
                                            ==========  ==========  ===========




                        See notes to financial statements



                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                       Three-month period ended  February 17, 1993
                                                             September 30,         (inception)
                                                        ----------------------       through
                                                           2001        2000     September 30, 2001
                                                        ----------  ----------  ------------------
Net loss                                                $  (12,071) $ (101,351) $       (1,455,319)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-down of development costs                            -      30,567             811,973
      Loss on sale of furniture and equipment                    -           -              11,115
      Cancellation of indebtedness                               -           -            (111,018)
      Depreciation and amortization expense                    468       1,155              31,031
      Expenses of Company paid by officer                        -     (17,584)             48,516
      Obligations assumed by stockholders                        -           -              68,040
      Issuance of common stock for services/assets               -           -              67,154
      Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses                    -         137               1,676
      Increase (decrease) in accounts payable                 (321)     22,677              23,553
                                                        ----------  ----------  ------------------

          Net cash used in operating activities            (11,924)    (64,399)           (503,279)
                                                        ----------  ----------  ------------------

Cash flows from investing activities:
   Purchase of applied-for patent                                -           -             (10,130)
   Proceeds from sale of furniture and equipment                 -           -               5,123
   Capital expenditures                                          -     (25,000)           (725,969)
                                                        ----------  ----------  ------------------

          Net cash used in investing activities                  -     (25,000)           (730,936)
                                                        ----------  ----------  ------------------

Cash flows from financing activities:
   Net proceeds from private placement of common stock           -           -           1,284,335
   Repayment of loans payable- officer                      (1,245)          -             (16,894)
   Loan advances received                                        -           -              25,000
                                                        ----------  ----------  ------------------

          Net cash provided by financing activities         (1,245)          -           1,292,441
                                                        ----------  ----------  ------------------

Net increase (decrease) in cash and equivalents            (13,169)    (89,399)             58,186

Cash and equivalents, beginning of period                   71,355     253,440                   -
                                                        ----------  ----------  ------------------

Cash and equivalents, end of period                     $   58,186  $  164,041  $           58,186
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

                               September 30, 2001


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

     These  statements   should  be  read  in  conjunction  with  the  financial
     statements of Retail Highway.com, Inc. and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

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

     During the three-month periods ended September 30, 2001 and 2000, and since inception, the Company has maintained a mailing address at a shareholder's place of business at no cost to the Company.


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

                                         RETAIL HIGHWAY.COM, INC.
                                         (Registrant)

                                         Dated:  November 6, 2001



                                         By:s/ Michael Levine
                                            ---------------------------------
                                            Michael Levine,
                                            President and Secretary