Form 10QSB
period 2001-12-31
RETAIL HIGHWAY COM INC
filed 2002-02-14
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2001

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

                                     M5J 2G2
                                   (Zip Code)

                               430 Peninsula Ave.
                                     Suite 1
                           San Mateo, California 94401
                                (Former Address)


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
Yes   X   No     .
    ----     ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of February 12, 2002 was 9,241,867 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended December 31, 2001, are attached hereto.

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

Results of Operations

     Comparison of Results of Operations for the six month periods ended December 31, 2001 and 2000

     We generated no revenues during the six month periods ended December 31, 2001 and 2000 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Operating expenses were $27,124 during our six month period ended December 31, 2001, compared to $145,846 in 2000, a decrease of $118,722 (81.4%). This decrease was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during the six month period ended December 31, 2001, arose primarily from professional and consulting fees ($12,144) relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions and office costs ($12,601).

     As a result, we incurred a net loss of $(26,564) during the six month period ended December 31, 2001 (less than $0.01 per share) as compared to our net loss of $(142,188) ($.02 per share) during the comparable period in 2000.

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

     In our continued attempts to identify either a merger or acquisition candidate, on November 21, 2001, we executed a non- binding letter of intent to either acquire all of the issued and outstanding securities of Cryptometrics, Inc., or otherwise acquire all of the assets of Cryptometrics. Cryptometrics is engaged in the business of development of biometric software applications. If this transaction is consummated, of which there can be no assurance, it is anticipated that our current management will resign and be replaced by those persons designated by Crypotmetrics upon closing. Initial discussions between us and Cryptometrics have determined that we will issue approximately 75-80% interest in our company to Cryptometrics if the proposed transaction is successfully consummated. As of the date of this report, we are continuing our due diligence efforts. It is anticipated that, if the proposed transaction with Crypotmetrics is successfully consummated, it will close on or about March 31, 2002. If this proposed transaction is not successfully consummated, we intend to continue to seek out and acquire another business entity or its assets.

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

Liquidity and Capital Resources

     At December 31, 2001, we had $34,791 in cash and cash equivalents and $37,445 in accounts payable. Also at December 31, 2001, we had an outstanding loan payable in the principal amount of $2,582, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this Report, all balances due Mr. Levine have been paid in full.

     As of the date of this Report, our current cash position is sufficient to meet our current obligations. However, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet thse obligations, it is anticipated that current management may need to make loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

Inflation

     Although management expects that the operations of the Company will be influenced by general economic conditions once the Company commences generating revenues, the Company does not believe that inflation had a material effect on the results of operations during the six month period ended December 31, 2001.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no new legal proceedings filed or threatened involving our company during the three month period ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended December 31, 2001.

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                     December 31,     June 30,
                                                         2001           2001
                                                     ------------   -----------
                                                     (unaudited)
Current assets:
   Cash and equivalents                              $     34,791   $    71,355
   Prepaid expenses                                         2,887         2,887
                                                     ------------   -----------

       Total current assets                                37,678        74,242

Office equipment and computer software,
   net of accumulated depreciation                          7,404         8,341
                                                     ------------   -----------

       Total assets                                  $     45,082   $    82,583
                                                     ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $     37,445   $    48,874
   Loan payable-officer                                     2,582         2,090
                                                     ------------   -----------

       Total current liabilities                           40,027        50,964
                                                     ------------   -----------

Stockholders' equity:
   Common stock, $.001 par value
      50,000,000 shares authorized
       9,241,867 shares issued and outstanding
       25,000,000 preferred shares authorized               9,242         9,242
   Additional paid-in capital                           1,465,625     1,465,625
   Deficit accumulated during the development stage    (1,469,812)   (1,443,248)
                                                     ------------   -----------

       Total stockholders' equity                           5,055        31,619
                                                     ------------   -----------

       Total liabilities and stockholders' equity    $     45,082   $    82,583
                                                     ============   ===========



                       See notes to financial statements.




                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             Six-month period ended   February 17, 1993
                                                    December 31         (inception)
                                             ----------------------       through
                                                2001         2000     December 31, 2001
                                             ---------    ---------   -----------------
Revenues                                     $       -    $       -   $               -
                                             ---------    ---------   -----------------

Operating expenses:
   Write-down of development costs                   -       30,567             811,973
   Professional and consulting                  12,144       73,298             436,289
   Research and development                          -            -              93,498
   Business development and travel               1,442        8,576              80,722
   Office                                       12,601       31,095             151,977
   Cancellation of indebtedness                      -            -            (111,018)
   Loss on sale of furniture and equipment           -            -              11,115
   Depreciation and amortization                   937        2,310              31,500
                                             ---------    ---------   -----------------

                                                27,124      145,846           1,506,056
                                             ---------    ---------   -----------------

Loss from operations                           (27,124)    (145,846)         (1,506,056)

Interest income                                    560        3,658              36,244
                                             ---------    ---------   -----------------

Net loss                                     $ (26,564)   $(142,188)  $      (1,469,812)
                                             =========    =========   =================


Basic loss per share                         $   (0.00)   $   (0.02)  $           (0.28)
                                             =========    =========   =================

Weighted average common shares outstanding   9,241,867    9,241,867           5,343,715
                                             =========    =========   =================







                       See notes to financial statements.

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Three-month period ended
                                                           December 31,
                                                     ------------------------
                                                         2001         2000
                                                     -----------  -----------

Revenues                                             $         -  $         -
                                                     -----------  -----------

Operating expenses:
   Professional and consulting                             7,042       20,813
   Research and development                                    -            -
   Business development and travel                           919        8,256
   Office                                                  6,230       12,217
   Depreciation and amortization                             469        1,155
                                                     -----------  -----------

                                                          14,660       42,441
                                                     -----------  -----------

Loss from operations                                     (14,660)     (42,411)

Interest income                                              167        1,604
                                                     -----------  -----------

Net loss                                             $   (14,493) $   (40,837)
                                                     ===========  ===========


Basic loss per share                                 $     (0.00) $     (0.00)
                                                     ===========  ===========

Weighted average common shares outstanding             9,241,867    9,241,867
                                                     ===========  ===========








                       See notes to financial statements.


                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Six-month period ended   February 17, 1993
                                                             December 31,           (inception)
                                                        ----------------------        through
                                                           2001         2000     December 31, 2001
                                                        ---------    ---------   -----------------
Net loss                                                $ (26,564)   $(142,188)  $      (1,469,812)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-down of development costs                           -       30,567             811,973
      Depreciation and amortization expense                   937        2,310              31,500
      Expenses of Company paid by officer                     492      (17,922)             49,008
      Obligations assumed by stockholders                       -            -              68,040
      Issuance of common stock for services/assets              -            -              67,154
      (Increase) decrease in prepaid expenses                   -          137               1,676
      Increase (decrease) in accounts payable             (11,429)      32,698              12,445
      Cancellation of indebtedness                              -            -            (111,018)
      Loss on sale of furniture and equipment                   -            -              11,115
                                                        ---------    ---------   -----------------

          Net cash used in operating activities           (36,546)     (94,398)           (527,919)
                                                        ---------    ---------   -----------------

Cash flows from investing activities:
   Purchase of applied-for patent                               -            -             (10,130)
   Processed from sale of furniture and equipment               -            -               5,123
   Capital expenditures                                         -      (25,000)           (725,969)
                                                        ---------    ---------   -----------------

          Net cash used in investing activities                 -      (25,000)           (730,976)
                                                        ---------    ---------   -----------------

Cash flows from financing activities:
   Repayment of loans payable-officer                           -            -             (15,649)
   Net proceeds from private placement of common stock          -            -           1,284,335
   Loan advances received                                       -            -              25,000
                                                        ---------    ---------   -----------------

          Net cash provided by financing activities             -            -           1,293,686
                                                        ---------    ---------   -----------------

Net increase (decrease) in cash and equivalents           (36,564)    (119,398)             34,791

Cash and equivalents, beginning of period                  71,355      253,440                   -
                                                        ---------    ---------   -----------------

Cash and equivalents, end of period                     $  34,791    $ 134,042   $          34,791
                                                        =========    =========   =================


                       See notes to financial statements.

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2001


NOTE-1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2001

NOTE-1.   UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

          History and business activity (continued)

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2001

NOTE-1.   UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

          History and business activity (continued)

          Despite these agreements and the progress made by the Company in implementing its business plan, during the fiscal year ended June 30, 2001, management developed serious questions concerning the viability of the Company's proposed business plan. In order to implement the business plan, management estimated that up to $30 million in capital would be necessary to successfully develop and implement the Company's core business and launch its website.

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2001

NOTE-1.   UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2001

NOTE-2.   STOCKHOLDERS' EQUITY

          Private placement

          During May through July 1999, the Company conducted a private placement under which it issued a total of 1,721,867 shares of its common stock at a purchase price of $0.75 per share. As of June 30, 1999, a total of $1,711,867 of such shares had been issued with total proceeds of $1,283,900 received. The remaining 10,000 shares were issued and $7,500 of proceeds received in July 1999.


NOTE- 3.  RELATED PARTY TRANSACTIONS

          Loan payable-officer represents an unsecured, non-interest bearing loan which arose from expenses paid on behalf of the Company by its president. Such loans are repaid in the ordinary course of business.


NOTE- 4.  COMMITMENTS

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

                                December 31, 2001


NOTE- 4.  COMMITMENTS (CONTINUED)

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

                                        RETAIL HIGHWAY.COM, INC.
                                        (Registrant)

                                        Dated: February 14, 2002



                                        By:s/ Michael Levine
                                           -----------------------------------
                                           Michael Levine,
                                           President and Secretary