Form 10QSB
period 2002-03-31
RETAIL HIGHWAY COM INC
filed 2002-05-20
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 15, 2002 was 9,241,867 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended March 31, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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

     As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores. As described hereinbelow, as well as in our Form 10-KSB for our fiscal year ended June 30, 2001, we have abandoned this business plan and are currently seeking to merge with or otherwise acquire another business, or otherwise proceed in accordance with the disclosure below.

Results of Operations

Comparison of Results of Operations for the nine month periods ended March 31, 2002 and 2001

     We generated no revenues during the nine month periods ended March 31, 2002 and 2001 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $43,775 during our nine month period ended March 31, 2002, compared to $175,362 during the comparable period in 2001, a decrease of $131,587 (75%). This decrease was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during the nine month period ended March 31, 2002, arose primarily from professional and consulting fees ($19,995) relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions and office costs ($20,807).

     As a result, we incurred a net loss of $(43,166) during the nine month period ended March 31, 2002 (less than $0.01 per share) as compared to our net loss of $(171,052) ($.02 per share) during the comparable period in 2001.

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

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

     In our continued attempts to identify either a merger or acquisition candidate, on November 21, 2001, we executed a non- binding letter of intent to either acquire all of the issued and outstanding securities of Cryptometrics, Inc., or otherwise acquire all of the assets of Cryptometrics. Cryptometrics is engaged in the business of development of biometric software applications. If this transaction is consummated, of which there can be no assurance, it is anticipated that our current management will resign and be replaced by those persons designated by Crypotmetrics upon closing. Ongoing discussions between us and Cryptometrics have determined that we will issue approximately 85-90% interest in our Company to Cryptometrics if the proposed transaction is successfully consummated. As of the date of this report, we are continuing our due diligence efforts. It is anticipated that, if the proposed transaction with Crypotmetrics is successfully consummated, it will close on or about June 15, 2002. If this proposed transaction is not successfully consummated, we intend to continue to seek out and acquire another business entity or its assets.

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

Liquidity and Capital Resources

     At March 31, 2002, we had $20,951 in cash and cash equivalents. Also at March 31, 2002, we had accounts payable in the amount of $39,221 and an outstanding loan payable in the principal amount of $1,657, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this Report, all balances due Mr. Levine have been paid in full.

     As of the date of this Report, our current cash position is not sufficient to meet our current obligations. Furthermore, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet these obligations, it is anticipated that current management may need to make loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. However, because of our working capital deficit, stockholders' deficit and history of operating losses, there is substantial doubt about our ability to continue as a going concern. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended March 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no new legal proceedings filed or threatened involving our company during the nine month period ended March 31, 2002.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                        March 31,     June 30,
                                                          2002          2001
                                                     -------------  -----------
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                         $      20,951  $    71,355
   Prepaid expenses                                          1,444        2,887
                                                     -------------  -----------

               Total current assets                         22,395       74,242
                                                     -------------  -----------

Office equipment and computer software,
   net of accumulated depreciation                           6,936        8,341
                                                     -------------  -----------

               TOTAL ASSETS                          $      29,331  $    82,583
                                                     =============  ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Accounts payable                                  $      39,221  $    48,874
   Loan payable-officer                                      1,657        2,090
                                                     -------------  -----------

               Total current liabilities                    40,878       50,964
                                                     -------------  -----------

Stockholders' equity (deficit):
   Common stock, $.001 par value
      50,000,000 shares authorized
      9,241,867 shares issued and outstanding
      25,000,000 preferred shares authorized                 9,242        9,242
   Additional paid-in capital                            1,465,625    1,465,625
   Deficit accumulated during the development stage     (1,486,414)  (1,443,248)
                                                       -----------   ----------

               Total stockholders' equity (deficit)        (11,547)      31,619
                                                     -------------  -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY (DEFICIT)                $      29,331  $    82,583
                                                     =============  ===========



                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                            Nine-month period ended  February 17, 1993
                                                   March 31,            (inception)
                                            -----------------------       through
                                               2002          2001      March 31, 2002
                                            ----------    ---------    --------------
Revenues                                    $        -    $        -   $            -
                                            ----------    ----------   --------------

Operating expenses:
   Professional and consulting                  19,995        86,167          444,140
   Research and development                          -             -           93,498
   Business development and travel               1,568         2,768           80,848
   Office                                       20,807        41,907          161,627
   Write-down of development costs                   -        30,567          811,973
   Cancellation of indebtedness                      -             -         (111,018)
   Loss on sale of office equipment                  -        11,115           11,115
   Depreciation and amortization                 1,405         2,838           31,968
                                            ----------    ----------   --------------

         Total operating expenses               43,775       175,362        1,524,151
                                            ----------    ----------   --------------

Loss from operations                           (43,775)     (175,362)      (1,524,151)

Interest income                                    609         4,310           36,293
                                            ----------    ----------   --------------

          NET LOSS                          $  (43,166)   $ (171,052)  $   (1,487,858)
                                            ==========    ==========   ==============


Basic loss per share                        $    (0.00)   $    (0.02)  $        (0.02)
                                            ==========    ==========   ==============

Weighted average common shares outstanding   9,241,867     9,241,867        5,452,500
                                            ==========    ==========   ==============


                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  Three-month period ended
                                                          March 31,
                                                  -------------------------
                                                     2002           2001
                                                  ----------     ----------

Revenues                                          $        -     $        -
                                                  ----------     ----------

Operating expenses:
   Professional and consulting                         7,851         12,869
   Research and development                                -              -
   Business development and travel                       126         (5,808)
   Office                                              8,206         10,812
   Loss on sale of office equipment                        -         11,115
   Depreciation and amortization                         468            528
                                                  ----------     ----------

          Total operating expenses                    16,651         29,516
                                                  ----------     ----------

Loss from operations                                 (16,651)       (29,516)

Interest income                                           49            652
                                                  ----------     ----------

          NET LOSS                                $  (16,602)    $  (28,864)
                                                  ==========     ==========


Basic loss per share                              $    (0.00)    $    (0.00)
                                                  ==========     ==========

Weighted average common shares outstanding         9,241,867      9,241,867
                                                  ==========     ==========





                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine-month period ended  February 17, 1993
                                                                    March 31,             (inception)
                                                              -----------------------       through
                                                                2002           2001      March 31, 2002
                                                              --------      ---------    --------------
Cash flows from operating activities:
  Net loss                                                    $(43,166)     $(171,052)   $   (1,486,414)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Write-down of development costs                                -         30,567           811,973
      Loss on sale of office equipment                               -         11,115            11,115
      Depreciation and amortization                              1,405          2,838            31,968
      Cancellation of indebtedness                                   -              -          (111,018)
      Expenses of Company paid by officer                            -              -            48,516
      Obligations assumed by stockholders                            -              -            68,040
      Issuance of common stock for services/assets                   -              -            67,154
      (Increase) decrease in prepaid expenses                    1,443          4,248             3,119
      Increase (decrease) in accounts payable                   (9,653)       (31,239)           14,221
                                                              --------      ---------    --------------

          Net cash used in operating activities                (49,971)      (153,523)         (541,326)
                                                              --------      ---------    --------------

Cash flows from investing activities:
   Purchase of applied-for patent                                    -              -           (10,130)
   Proceeds from sale of office equipment                            -          5,123             5,123
   Capital expenditures                                              -         (3,965)         (725,969)
                                                              --------      ---------    --------------

          Net cash provided by (used in) investing activities        -          1,158          (730,976)
                                                              --------      ---------    --------------

Cash flows from financing activities:
   Net proceeds from private placement of common stock               -              -         1,284,335
   Repayment of loans payable-officer                             (433)       (10,410)          (16,082)
   Loan advances received                                            -              -            25,000
                                                              --------      ---------    --------------

          Net cash provided by (used in) financing activities     (433)       (10,410)        1,293,253
                                                              --------      ---------    --------------

Net increase (decrease) in cash and cash equivalents           (50,404)      (162,775)           20,951

Cash and cash equivalents- beginning                            71,355        253,440                 -
                                                              --------      ---------    --------------

CASH AND CASH EQUIVALENTS- ENDING                             $ 20,951      $  90,665    $       20,951
                                                              ========      =========    ==============

                        See notes to financial statements

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002


NOTE 1- UNAUDITED INTERIM FINANCIAL STATEMENTS
----------------------------------------------

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

History and business activity
-----------------------------

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002


NOTE 1- UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------

History and business activity (continued)
-----------------------------------------

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002

NOTE 1- UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------

History and business activity (continued)
-----------------------------------------

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

Going concern
-------------

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002

NOTE 1- UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------

Development stage
-----------------

The Company has been a development stage company since its inception on February 17, 1993. Management has determined that implementation of the Company's original business plan has become improbable. The Company is seeking to consummate a business combination, which will provide a business opportunity.

Basic loss per common share
---------------------------

Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

NOTE 2- STOCKHOLDERS' EQUITY
----------------------------

Private placement
-----------------

During May through July 1999, the Company conducted a private placement under which it issued a total of 1,721,867 shares of its common stock at a purchase price of $0.75 per share. As of June 30, 1999, a total of $1,711,867 of such shares had been issued with total proceeds of $1,283,900 received. The remaining 10,000 shares were issued and $7,500 of proceeds received in July 1999.

NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002


NOTE 4- COMMITMENTS
-------------------

Software license agreement
--------------------------

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

Leasing agreements
------------------

Effective April 1, 2001, the Company entered into an operating lease agreement for the rental of office space. In connection therewith, the Company paid a $2,887 security deposit. Such deposit is to be applied, in part, to future rental payments with the balance to be held as a refundable security by the landlord. The monthly lease amount is $1,444 for a one year term ending March 31, 2002. Effective April 1, 2002, the Company is on a month to month arrangement with the same monthly lease payments. Half of the security deposit will be applied to the last month of the lease.

Patent application
------------------

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

                            RETAIL HIGHWAY.COM, INC.
                  (formerly International Fuel Solutions, Inc.)
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002


NOTE 4- COMMITMENTS (CONTINUED)
-------------------------------

Legal proceedings
-----------------

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

System design
-------------

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

                                        RETAIL HIGHWAY.COM, INC.
                                        (Registrant)

                                        Dated: May 20, 2002



                                        By:s/ Michael Levine
                                           -------------------------------------
                                           Michael Levine,
                                           President and Secretary