Form 10KSB
period 2002-06-30
RETAIL HIGHWAY COM INC
filed 2002-09-27
CIK 1050691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
[x]      Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

[ ]      Transitional Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2002

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

                              149 Gainsborough Rd.
                                     Suite 2
                        Toronto, Ontario, Canada M4L 3C3
                                 (416) 367-3213
                                 --------------
     (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                             33-1408 Harbour Square
                        Toronto, Ontario, Canada M5J 2G2
                        --------------------------------
                                (Former Address)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. X

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 26, 2002: $122,937.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 26, 2002 there were 9,241,867 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                  This Form 10-KSB consists of Forty-Two pages.
                 Exhibit Index is Located at Page Thirty-Seven.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            RETAIL HIGHWAY.COM, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.   Description of Business .............................................4
Item 2.   Description of Property .............................................8
Item 3.   Legal Proceedings ...................................................9
Item 4.   Submission of Matters to a Vote of Security Holders .................9

PART II
Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters ................................9
Item 6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations .....................................10
Item 7.   Financial Statements ...............................................15
Item 8.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure ........................30

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act ..............30
Item 10.  Executive Compensation .............................................32
Item 11.  Security Ownership of Certain Beneficial Owners and Management .....32
Item 12.  Certain Relationships and Related Transactions......................34

PART IV
Item 13.  Exhibits and Reports on Form 8-K ...................................34


SIGNATURES ...................................................................36

EXHIBIT INDEX.................................................................37

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

     During the fiscal year ended June 30, 2000, we completed a demonstration model of our website, which is no longer available on the Internet. We also undertook various other activities relevant to implementation of our business plan, which activities are more fully described in our Form 10-KSB Report filed for our fiscal year ended June 30, 2000. Despite the progress we made in implementing our business plan, management developed serious questions concerning our business plan viability. In order to implement the business plan, management estimated that up to $30 million in capital would be necessary to successfully develop and implement our proposed core business and launch our website. During February 2000, the Business to Consumer ("B2C") space became unpopular with the investment community. Management, knowing that we required additional cash investment, continued its attempts to raise private funding. While potential investors showed interest in our business model, the failure of numerous e-commerce companies, as well as depressed stock prices of similar businesses whose securities were publicly traded, made access to additional capital virtually impossible. Other factors also contributed to our inability to raise additional capital, including:

     -> In January 2000, we filed an application to list our common stock for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. While we did finally obtain approval of our application, such approval was not received until August 2000. Potential investors advised that they would not be interested in investing in our Company unless there was a market for our securities. While speculative, management believes that a more timely approval would have made us more attractive to potential investment.

     -> Seigelgale Inc., who we had contracted to create the front end of our website, failed to create a logo or website acceptable to our use, which resulted in delaying the beta launch of our functioned website. This delay caused a credibility problem with both potential investors and retail partners.

     -> Despite the negative impact that e-commerce businesses experienced during the Spring of 2000, we were able to execute letters of intent with potential retailers for our website, including Software, Inc. and Fredericks of Hollywood. However, other retailers expressed doubt about the effectiveness of their Internet strategies, which had a negative impact on our ability to attract retailers to our website.

     As a result, in June 2000, management decided that without additional funding, implementation of our then existing business plan was impossible. We elected to cease retailer acquisition activities and terminate our two sales consultants and office personnel in order to conserve our remaining cash. As of the date of this Report, management has abandoned attempts to establish our website and we have begun to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture or merger. Management is of the belief that our primary attraction as a merger partner or acquisition vehicle is our status as a public, trading company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. For a more detailed description of our new business plan, see "Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     During our fiscal year ended June 30, 2002, and in conjunction with our current efforts to identify either a merger or acquisition candidate, on November 21, 2001, we executed a non- binding letter of intent to either acquire all of the issued and outstanding securities of Cryptometrics, Inc., or otherwise acquire all of the assets of Cryptometrics. Cryptometrics is engaged in the business of development of biometric software applications. As of the date of this Report, the applicable letter of intent has expired and as a result, we intend to continue to seek out and acquire another business entity or its assets.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. Effective July 1, 2002, we moved our principal place of business from 33 Harbour Square, Unit 1408, Toronto, Ontario, Canada M5J 2G2, which consisted of approximately 1,200 square feet of executive office space, to 149 Gainsborough Road, Suite 2, Toronto, Ontario, Canada M4L 3C3. While at our prior address, we paid a monthly rent of $2,250 (CDN) (approximately $1,440 US) pursuant to a written lease which expired on March 31, 2002. At our new location, which consists of approximately 1,100 square feet of executive office space, we pay a monthly rent of $1,250 (CDN) (approximately $800 US), pursuant to a written lease agreement, which expires June 30, 2003. We believe that this location will meet our needs for the foreseeable future. Our principal office's telephone number is (416) 367-3213 and facsimile number is (416) 367-3204.

     We neither own nor lease any other properties, either real or personal.

ITEM 3.   LEGAL PROCEEDINGS

     In August 2000, Seigelgale Inc. ("S&G"), a company that engages in the business of brand identity, strategic marketing and information architecture, commenced a lawsuit in the United States District Court for the Southern District of New York against us for breach of contract and related causes of action arising from branding, identity and website development agreements entered into among the parties in late 1999 and early 2000. In late August 2000, we interposed an answer denying the allegations of the complaint, interposing numerous affirmative defenses and asserting counterclaims for breach of contract and related causes of action arising from S&G's failure to properly and timely perform under the parties' contracts, resulting in substantial injury to us.

     In October 2000, the parties executed a letter agreement containing settlement terms, which provide for us to pay S&G $187,419. This settlement was memorialized in February 2001. Pursuant to the terms of the settlement agreement, we paid S&G $25,000 upon execution. The agreement also provides for the balance to be paid over the following two years if we successfully close either a debt or equity financing. If this financing closes, we will be obligated to pay 3% of the offering proceeds to S&G, up to a maximum of $162,419. However, if we do not successfully close such a financing within the established time period, the balance of the settlement amount is forgiven and S&G will release us from any further liability.

     There are no other material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2002, no matters were presented to our shareholders for approval.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. Our common stock began trading on the OTC Bulletin Board operated by the NASD in August 2000. As of September 13, 2002, the price of our common stock was $0.02 bid, $0.03 asked. Our trading symbol is "RHWY."

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

                                                      Bid Price
        Quarter Ended                                High    Low
        -------------                                ----    ---

        September 2000                               $ .51   $ .15
        December 2000                                $ .51   $ .15

                                                      Bid Price
        Quarter Ended                                High    Low
        -------------                                ----    ---

        March 2001                                   $ .34   $ .04
        June 2001                                    $ .34   $ .06
        September 2001                               $ .35   $ .03
        December 2001                                $ .64   $ .02

        March 2002                                   $ .34    $ .09
        June 2002                                    $ .12    $ .05

     (b) Holders. There are 50 holders of our Common Stock, not including those persons who hold their securities in "street name."

     (c) Dividends. We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2003.

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

Results of Operations

     Comparison of Results of Operations for the fiscal years ended June 30, 2002 and 2001.

     We generated no revenues during the fiscal year ended June 30, 2002, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $61,153 during our fiscal year ended June 30, 2002, compared to $116,296 in 2001, a decrease of $55,143 (47.4%). The expenses incurred during 2001 arose primarily from a write-off of development costs ($80,567), professional and consulting fees ($89,072) and office costs ($50,862), as compared to professional fees and office costs during 2002. We had no consulting fees in 2002. We also had nominal interest income in 2002 ($620) and incurred a loss of $3,679 on the sale of property and equipment related to our prior business plan discontinued in 2000.

     As a result, we incurred a net loss of $(64,212) in 2002 ($0.01 per share) as compared to our net loss of $(122,476) ($.12 per share) during our fiscal year ended June 30, 2002.

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

Liquidity and Capital Resources

     At June 30, 2002, we had $4,891 in cash and cash equivalents. Also at June 30, 2002, we had an outstanding loan payable in the principal amount of $942, which was due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan was unsecured, due upon demand and did not accrue interest. As of the date of this Report, this $942 due Mr. Levine has been paid in full.

     Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have sufficient funds to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

Subsequent Event

     In September 2002, we executed a note in favor of Mr. Levine in the principal amount of $10,000, in order to allow us to pay our obligations to third parties. This note is convertible into shares of our Common Stock at a conversion price of $0.0075 per share and is due on the earlier of (i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum. While no assurances can be provided, we believe that the terms of this note are more favorable to us than would have been provided by a commercial lending institution, if we could have identified such a lender, which we could not.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended June 30, 2002.

ITEM 7.  FINANCIAL STATEMENTS

                           Stark o Winter o Schenkein

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Retail Highway.com, Inc.


We have audited the accompanying balance sheet of Retail Highway.com, Inc. (a development stage company) as of June 30, 2002, and the related statements of operations, stockholders' (deficit), and cash flow for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retail Highway.com, Inc. (a development stage company) as of June 30, 2002, and the results of its operations, and its cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
September 9, 2002

                     Stark o Winter o Schenkein & Co., LLP
              Certified Public Accountants o Financial Consultants
              ----------------------------------------------------
          7535 East Hampden Avenue o Suite 109 o Denver, Colorado 80231
 Phone: 303.694.6700 o Fax: 303.694.6761 o Toll Free: 888.766.3985
                                 www.swscpas.com

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

                                                s/Horton & Company, L.L.C.

                                                HORTON & COMPANY, L.L.C.

Wayne, New Jersey
September 4, 2001

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2002



                                     ASSETS

CURRENT ASSETS
   Cash                                                             $     4,891
   Prepaid expense                                                          816
                                                                    -----------
      Total current assets                                                5,707
                                                                    -----------

FURNITURE AND FIXTURES, net of accumulated
   depreciation of $708                                                   3,256
                                                                    -----------

                                                                    $     8,963
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    40,614
   Due to related party                                                     942
                                                                    -----------
      Total current liabilities                                          41,556
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                                -
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 9,241,867 shares issued and outstanding                    9,242
Additional paid in capital                                            1,465,625
(Deficit) accumulated during development stage                       (1,507,460)
                                                                    -----------

      Total stockholders' (deficit)                                     (32,593)
                                                                    -----------

                                                                    $     8,963
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                                                       February 17, 1993
                                                                         (inception)
                                               Years ended June 30,         through
                                                2002          2001       June 30, 2002
                                            -----------    -----------    -----------
REVENUE                                     $         -    $         -    $         -
                                            -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES              61,153        116,296      1,528,970
                                            -----------    -----------    -----------

LOSS FROM OPERATIONS                            (61,153)      (116,296)    (1,528,970)
                                            -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income                                 620          4,935         36,304
    Loss on sale of property and equipment       (3,679)       (11,115)       (14,794)
                                            -----------    -----------    -----------
                                                 (3,059)        (6,180)        21,510
                                            -----------    -----------    -----------

NET (LOSS)                                  $   (64,212)   $  (122,476)   $(1,507,460)
                                            ===========    ===========    ===========

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)         9,241,867      9,241,867      5,751,642
                                            ===========    ===========    ===========
NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)                      $     (0.01)   $     (0.01)   $     (0.26)
                                            ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         PERIOD FROM FEBRUARY 17, 1993 (INCEPTION) THROUGH JUNE 30, 2002

                                                                                   Additional
                                                                   Common Stock      Paid-in   Accumulated
                                                                 Shares    Amount    Capital     Deficit       Total
                                                                ---------  ------  ----------  -----------  -----------
Balance at February 17, 1993                                           --  $   --  $       --  $        --  $        --
                                                                ---------  ------  ----------  -----------  -----------
Stock issued for cash advances made on behalf of the Company
   and services provided at $0.0002 per share                   1,500,000   1,500      (1,200)          --          300

 Net loss                                                              --      --          --         (300)        (300)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1993 and 1994                              1,500,000   1,500      (1,200)        (300)          --

 Stock issued for cash advances made on behalf of the Company
   and services provided at $.00006 per share                   3,500,000   3,500      (3,290)          --          210

 Net loss                                                              --      --          --         (210)        (210)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1995                                       5,000,000   5,000      (4,490)        (510)          --

 Expenses paid by shareholders on behalf of the Company                --      --      10,000           --       10,000

 Net loss                                                              --      --          --      (10,000)     (10,000)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1996 and 1997                              5,000,000   5,000       5,510      (10,510)          --

 Patent and related costs contributed at $0.004 per share              --      --      51,644           --       51,644

 Net loss                                                              --      --          --      (77,407)     (77,407)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1998                                       5,000,000   5,000      57,154      (87,917)     (25,763)

 Obligations assumed by shareholders on behalf of Company              --      --     113,378           --      113,378

 Stock issued to acquire intangible assets  at $0.001 per share 2,500,000   2,500      (2,500)          --           --

 Stock issued in private placement at $0.75 per share           1,711,867   1,712   1,282,188           --    1,283,900

 Costs incurred in connection with private placement                   --      --      (7,065)          --       (7,065)

 Net loss                                                              --      --          --     (137,642)    (137,642)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1999                                       9,211,867   9,212   1,443,155     (225,559)   1,226,808

 Stock issued in private placement at $0.75 per share              10,000      10       7,490           --        7,500

 Stock issued for professional services at $0.75 per share         20,000      20      14,980           --       15,000

 Net loss                                                              --      --          --   (1,095,213)  (1,095,213)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 2000                                       9,241,867   9,242   1,465,625   (1,320,772)     154,095

 Net loss                                                              --      --          --     (122,476)    (122,476)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 2001                                       9,241,867   9,242   1,465,625   (1,443,248)      31,619

 Net loss                                                              --      --          --      (64,212)     (64,212)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 2002                                       9,241,867  $9,242  $1,465,625  $(1,507,460) $   (32,593)
                                                                =========  ======  ==========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                           February 17, 1993
                                                                                              (inception)
                                                                      Years Ended June 30,      through
                                                                       2002         2001     June 30, 2002
                                                                   -----------  -----------  -------------
OPERATING ACTIVITIES
 Net (loss)                                                        $   (64,212) $  (122,476) $  (1,507,460)
 Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
    Depreciation and amortization                                        1,406        3,225         31,969
    Write-off of development costs                                          --       80,567        887,325
    Stock issued for services                                               --           --         15,510
    Loss on sale of property and equipment                               3,679       11,115         14,794
    Cancellation of indebtedness                                            --     (111,018)      (111,018)
    Expenses of Company paid by officer                                     --           --         10,000
    Obligations assumed by stockholders                                     --           --         68,040
 Changes in assets and liabilities:
    Decrease in prepaid expense                                          2,071       10,079            816
    Increase (decrease) in accounts payable and accrued expenses        (8,260)     (38,647)        40,614
    Increase (decrease) in due to related party                         (1,148)          --            942
                                                                   -----------  -----------  -------------
 Net cash (used in) operating activities                               (66,464)    (167,155)      (548,468)
                                                                   -----------  -----------  -------------
INVESTING ACTIVITIES
    Purchase of applied for patent                                          --           --        (10,130)
    Proceeds from sale of property and equipment                            --        5,123          5,123
    Acquisition of property and equipment                                   --       (4,404)      (725,969)
                                                                   -----------  -----------  -------------
 Net cash provided by (used in) investing activities                        --          719       (730,976)
                                                                   -----------  -----------  -------------
FINANCING ACTIVITIES
    Net proceeds from stock issuance                                        --           --      1,284,335
    Proceeds from note payable - related party                              --           --         25,000
    Payments on note payable - related party                                --      (15,649)       (25,000)
                                                                   -----------  -----------  -------------
 Net cash provided by (used in) financing activities                        --      (15,649)     1,284,335
                                                                   -----------  -----------  -------------

 Net increase (decrease) in cash                                       (66,464)    (182,085)         4,891

 CASH AT BEGINNING OF PERIOD                                            71,355      253,440             --
                                                                   -----------  -----------  -------------
 CASH AT END OF PERIOD                                             $     4,891  $    71,355  $       4,891
                                                                   ===========  ===========  =============

 SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for:  interest                                        $        --  $        --  $          --
                                                                   ===========  ===========  =============
                   income taxes                                    $        --  $        --  $          --
                                                                   ===========  ===========  =============

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Retail Highway.com, Inc. (the Company) was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation" and has been in the development stage since its inception. Effective April 17, 1999 the Company acquired certain assets to facilitate the Company's entry into electronic commerce and changed its name to Retail Highway.com, Inc. During the fiscal year ended June 30, 2000 the Company abandoned this business plan and is currently seeking strategic alternatives.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for doubtful accounts, loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

Reclassifications

Certain amounts presented in the previous year's financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Furniture and Fixtures

Furniture and fixtures are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives of 7 years.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2002. The respective carrying value of certain on-balance-sheet financial

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and amounts due to related party. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of June 30, 2002, management believes that there is no impairment on long-lived assets.

Revenue Recognition

Revenue will be recognized when earned.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Segment Information

The Company  follows  Statement of Financial  Accounting  Standards  (SFAS) 131,
"Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Net Loss Per Common Share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for stock options.

The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended June 30, 2002 and 2001, the Company incurred net (losses) of $64,212 and $122,476, respectively. At June 30, 2002, the Company had a working capital (deficit) of $35,849 and stockholders' (deficit) of $32,593.

The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates. However, the Company has no firm commitments for obtaining capital or effecting a merger.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. STOCKHOLDERS' (DEFICIT)

Preferred Stock

The Company's Board of Directors has the authority to issue 25,000,000 shares of $0.001 par value preferred stock, in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions as shall be stated in the resolution or resolutions. No preferred stock has been issued or is outstanding at June 30, 2002.

Common Stock

In May 1993, the Company issued 1,500,000 shares of common stock valued at $300, or $0.0002 per share, for services and cash advances paid on behalf of the Company. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

In October 1995, the Company issued 3,500,000 shares of common stock valued at $210, or $0.00006 per share for services and cash advances paid on behalf of the Company. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

In August 1995, certain shareholders paid $10,000 of expenses on behalf of the Company. Accordingly, the Company recorded a capital contribution of $10,000.

In August 1996, the Company's board of directors and shareholders authorized an increase in the Company's authorized stock to 50,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock with preferences to be determined by the board of directors at the time of issuance.

In August 1997, the board of directors of the Company approved a 500 to 1 forward split. On June 19, 1998, the board of directors of the Company approved a 10 to 1 forward split. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock splits.

On June 19, 1998, the Company purchased certain patent application rights from an unrelated party in exchange for 12,500,000 shares of its common stock. The transaction was valued at the predecessor's cost of $51,644, or $.004 per share,

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002

which the Company estimated to be the fair market value of the patent application on the date the Company agreed to issue the shares.

Effective March 31, 1999, the Company entered into a Rescission Agreement whereby the 12,500,000 shares were returned to the Company's treasury. The numbers of shares outstanding at June 30, 1998 and for the period from the original issuance of the shares (June 18, 1998) through the effective date of the Rescission (March 31, 1999) have been restated to give retroactive effect to the Rescission Agreement. As a result, the Company's stockholders' equity is presented as if the shares had never been issued.

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

In August 1999, the Company issued 20,000 shares of its common stock in exchange for services valued at $15,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

NOTE 4. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate                    34.00 %
          Valuation allowance                                 (34.00)%
                                                               -----
                                                                   - %
                                                               =====

The estimated tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

       Reconciling items:

       Net operating loss carryforward                      $   512,000
       Less valuation allowance                                (512,000)
                                                            -----------
       Net deferred tax asset                               $         -
                                                            ===========

The net operating loss carry forward of approximately $1,500,000 will expire through 2022.

The net change in valuation allowance for the year ended June 30, 2002 and June 30, 2001, was $22,000 and $45,000, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company receives bookkeeping services from a stockholder. Amounts paid to the stockholder during the years ended June 30, 2002 and 2001, and since inception were $982, $1,274, and $3,770, respectively.

The President of the Company will, from time to time, provide advances to the Company for operating expenses. These advance are short-term in nature and non-interest bearing. The amount due to the President at June 30, 2002 was $942.

NOTE 6. CONTINGENCIES

In August 2000, Seigelgale Inc. ("S&G"), a company that engages in the business of brand identity, strategic marketing and information architecture, commenced a lawsuit in the United States District Court for the Southern District of New York against the Company for breach of contract and related causes of action arising from branding, identity and website development agreements entered into among the parties in late 1999 and early 2000. In August 2000, the Company interposed an answer denying the allegations of the complaint, interposing numerous affirmative defenses and asserting counterclaims for breach of contract and related causes of action arising from S&G's failure to

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002

properly  and  timely  perform  under  the  parties'  contracts,   resulting  in
substantial injury to the Company.

In October 2000, the S&G and the Company executed a letter agreement containing settlement terms, which provide for the Company to pay S&G $187,419. This settlement was memorialized in February 2001. Pursuant to the terms of the settlement agreement, the Company paid S&G $25,000 upon execution. The agreement also provides for the balance to be paid over the following two years if the Company successfully close either a debt or equity financing. If a financing closes, the Company will be obligated to pay 3% of the offering proceeds to S&G, up to a maximum of $162,419. However, if the Company does not successfully close such a financing within the established time period (through October 31, 2002), the balance of the settlement amount will be forgiven and S&G will release the Company from any further liability. The Company has not recorded a liability for the $162,419 since it is unlikely a financing will close before October 31, 2002.

NOTE 7. SUBSEQUENT EVENT

In September 2002, the President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 22, 2002, Citrin Cooperman & Company LLP, the successor company of Horton & Company, L.L.C., our independent accountant for our fiscal years ended June 30, 2001 and 2000, resigned. Our financial statements for our fiscal year ended June 30, 2001, contained a going concern opinion. There were no disagreements within the last two fiscal years and subsequent periods with Horton & Company, L.L.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Horton & Company, L.L.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

     On August 29, 2002, we engaged the accounting firm of Stark Winter Schenkein & Co., LLP, independent public accountants, to audit our fiscal year ended June 30, 2002, as well as future financial statements, to replace the firm of Horton & Company, L.L.C. This change in independent accountants was approved by our Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Officers as of the date of this Report are as follows:

         Name                 Age        Position
         ----                 ---        --------

         Michael Levine       53         CEO, President, Secretary and Director

         Joseph T. Owens      52         Director

         Louis Mann           52         Director

         Phillip Pearce       73         Director

     All our Directors hold office until the next annual meeting of shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Michael Levine, Chief Executive Officer, President, Secretary and a director, assumed his positions with us in April 1999. In addition to his positions with us, since 1976, Mr. Levine has also been President of Golden Groove Production, Inc., Toronto, Canada, a privately held

Canadian corporation which is engaged in the collection of royalties and contract administration for record albums. Also, from May 2000 through September 2001, Mr. Levine was President and Chairman of Pacific Fuel Cell Corp., f/k/a RadioTower.com, Inc., a publicly held Nevada corporation based in Vancouver, British Columbia, Canada, and which was engaged in providing Internet radio directories during Mr. Levine's tenure. From June 1995 through the present, Mr. Levine has been a partner in TRC Records, Mississauga, Ontario, Canada, where he negotiates worldwide distribution contracts of pre-recorded discs and coordinated the company's manufacturing process. Mr. Levine received a OAC degree from Sir J.A. MacDonald Collegiate in 1966. He currently devotes approximately 50% of his time to our business.

     Joseph T. Owens, director, assumed his position with us in April 1999. In addition, since February 1995, Mr. Owens has been President of Owens & Associates, Inc., Durham, North Carolina, a privately held marketing consultant firm which developed strategies for interactive entertainment and Internet companies such as Sega, Electronic Arts, Crystal Dynamics, Yahoo and others. Also, from June 2000 through September 2000, Mr. Owens was a director of RadioTower.com, Inc., currently known as Pacific Fuel Cell Corp., a publicly held Nevada corporation. From February 1994 through February 1995, Mr. Owens was Senior Vice President of RC2, a division of Rogers/Cowan, Inc., a public relations firm located in New York, Los Angeles and San Mateo, California, where his principal activities were in marketing. He is the author of "Welcome to the Jungle" (Harper-Collins, 1994), a marketing handbook for the music industry, and is a frequent speaker at interactive and entertainment industry events and conferences. Mr. Owens received a Bachelor of Arts degree from York University in 1972. He devotes only such time as necessary to our business.

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

     Phillip E. Pearce, director, was appointed as one of our directors in January 2000. In addition, since 1988, Mr. Pearce has been employed by Phil E. Pearce & Associates, Charlotte, North Carolina, where Mr. Pearce provides financial and investment banking consulting services to various public and private companies. Mr. Pearce currently sits as a director of two other publicly held companies, including Xybernaut Corp. and China Premium, Inc. During his career, Mr. Pearce served as President of G.H. Crawford & Co., Executive Partner of R. S. Dickinson, Sr. Vice President of E.F. Hutton, among other investment banking firms. In 1968-69, Mr. Pearce was Chairman of the NASD Board of Governors. He also was a contributing author and editor of The Dow Jones
Publication of the Stock Market Handbook and was a member of the advisory counsel to the SEC on The Institute Study of Stock Markets and was a member of the NYSE Board of Governors. He devotes only such time as necessary to our business.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2002 and 2001, of our Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
                                          ---------------------------------
                    Annual Compensation            Awards           Payouts
                  ----------------------  ------------------------  -------
                                 Other                                         All
                                 Annual   Restricted   Securities             Other
Name and                         Compen-     Stock     Underlying    LTIP    Compen-
Principal         Salary  Bonus  sation     Award(s)  Options/SARs  Payouts  sation
Position    Year    ($)    ($)     ($)        ($)          (#)        ($)      ($)
----------  ----  ------  -----  ------   ----------  ------------  -------  -------
Michael     2002  $    0  $   0  $    0   $        0        0       $     0  $     0
Levine,     2001  $    0  $   0  $    0   $        0        0       $     0  $     0
CEO,
President,
Secretary
& Director

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


                                                   Amount and Nature
                         Name and Address            of Beneficial      Percent
Title of Class         of Beneficial Owner             Ownership        of Class
--------------         -------------------             ---------        --------

Common          Michael Levine (1)                     2,360,000          25.5%
                25 Cavell Avenue
                Toronto, Ontario, Canada  M4K 1L5

Common          Marshall Naify Revocable Trust         1,900,000          20.6%
                DTD 2, 3
                172 Golden Gate Avenue
                San Francisco, CA  94102

Common          Temple Trust Co.                         725,000           7.8%
                2001 Leeward Highway
                McLean Building
                P.O. Box 62
                Providenciales, Turk & Caicos
                British West Indies

Common          Joseph T. Owens (1)                      675,000           7.3%
                104 E. Main Street
                Durham, North Carolina  27701

Common          Louis Mann (1)                            10,000            *
                23911 Aspen Way
                Calabasas, California  91302

Common          Phillip Pearce (1)                        50,000            *
                6624 Glenleaf Court
                Charlotte, North Carolina  28270

Common          All Officers and Directors as a        3,095,000          33.5%
                Group (4 persons)
---------------------
*        Less than 1%

(1)      Officer and director as of the date of this report.

     The balance of our outstanding Common Shares are held by 50 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We received bookkeeping services from a minority shareholder. Amounts paid to this shareholder during the years ended June 30, 2002 and 2001, and since inception, were $982, $1,274 and $3,770, respectively.

     As of June 30, 2002, we owed Mr. Michael Levine, a balance of $942, which loan arose out of expenses incurred by Mr. Levine on our behalf. The loan was unsecured, due on demand and non-interest bearing. As of the date of this report, this $942 due Mr. Levine has been paid in full.

Subsequent Event

     In September 2002, we executed a note in favor of Mr. Levine in the principal amount of $10,000, in order to allow us to pay our obligations to third parties. This note is convertible into shares of our common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum. While no assurances can be provided, we believe that the terms of this note are more favorable to us than would have been provided by a commercial lending institution, if we could have identified such a lender, which we could not.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.  The following exhibit is attached to this Report
         ---------

Exh. No.      Description
--------      -----------

10.1          Lease Agreement between the Company and H. Jaffer

23.1          Consent of Horton & Company, L.L.C.

99.1 Certification of Financial Statements in Accordance with Sarbanes-Oxley Act of 2002.

     Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exh. No. Description                                 Filed With
-------  -----------                                 ----------

2.0      Letter of Intent with FES Innovations, Inc. Form 8-K Dated June 5, 1998
2.0      Purchase and Sale Agreement with FES        Form 8-K Dated
             Innovations, Inc.                         June 25, 1998
2.2      Rescission Agreement with FES               Form 8-K Dated
             Innovations, Inc.                         March 31, 1999
2.3      Letter of Intent with Michael Levine        Form 8-K Dated
                                                       March 31, 1999
                                                                              34

Exh.No.  Description                                 Filed With
-------  -----------                                 ----------

2.4      Purchase and Sale Agreement with            Form 8-K Dated
             Michael Levine                            April 17, 1999
3.1      Certificate and Articles of Incorporation   Form 10-SB Filed
                                                       December 10, 1997
3.2      Amendment to Articles of Incorporation      Form 10-SB Filed
                                                       December 10, 1997
3.3      Bylaws                                      Form 10-SB Filed
                                                       December 10, 1997
3.3      Certificate of Amendment of Articles
             of Incorporation (Change Name           Form 10-KSB Dated
             to International Fuel Solutions)          June 30, 1998
3.4      Certificate of Amendment to Articles
             of Incorporation (Change Name           Form 8-K Dated
             to Retail Highway.com)                    April 17, 1999
4.1      Form of Lock-up Agreement                   Form 10-SB Filed
                                                       December 10, 1997
16.0     Letter of Resignation of Kish, Leake        Form 8-K Dated
             & Associates, P.C.                        September 28, 1999
16.1     Letter of Resignation of Citrin
             Cooperman & Company, LLP                Form 8-K Dated
             (f/k/a Horton & Company, LLC)             July 22, 2002

(b)      Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended June 30, 2002. However, subsequent thereto, we filed a Report on Form 8-K dated July 22, 2002, advising of the resignation Citrin Cooperman & Company LLP, the successor company of Horton & Company, L.L.C., our independent accountant for our fiscal years ended June 30, 2001 and 2000. Thereafter, we filed an amendment to said Report, advising of the retention of Stark Winter Schenkein & Co., LLP, independent public accountants, to audit our fiscal year ended June 30, 2002, as well as future financial statements, to replace the firm of Horton & Company, L.L.C.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2002.

                                      RETAIL HIGHWAY.COM, INC.
                                      (Registrant)


                                      By:s/ Michael Levine
                                         --------------------------------------
                                         Michael Levine, President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2002.


s/ Michael Levine
--------------------------------
Michael Levine, Director

s/ Joseph T. Owens
--------------------------------
Joseph T. Owens, Director

s/ Louis Mann
--------------------------------
Louis Mann, Director

s/Phillip Pearce
--------------------------------
Phillip Pearce, Director

                            RETAIL HIGHWAY.COM, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

EXHIBITS                                                                Page No.
--------                                                                --------

  10.1      Lease Agreement between the Company and H. Jaffer                 38

  23.1      Consent of Horton & Company, L.L.C.                               40

  99.1      Certification of Financial Statements in Accordance with
            Sarbanes-Oxley Act of 2002.                                       41