Form 10QSB
period 2002-09-30
RETAIL HIGHWAY COM INC
filed 2002-11-13
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

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

                              149 Gainsborough Rd.
                                     Suite 2
                            Toronto, Ontario, Canada
                            ------------------------
                    (Address of principal executive offices)

                                     M4L 3C3
                                     -------
                                   (Zip Code)

                                 (416) 367-3213
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 12, 2002 was 9,241,867 shares.

Documents incorporated by reference: Form 8-K, dated July 22, 2002 (filed August 8, 2002, and Form 8-K/A1, dated July 22, 2002 (filed September 4, 2002), each of which is incorporated into Part II, Item 6, as if set forth.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended September 30, 2002, are attached hereto.

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

Overview

     We were incorporated on February 17, 1993, under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, we filed a registration statement with the United States Securities and Exchange Commission on Form 10-SB, registering our common stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). Our intention at that time was to seek to acquire assets or shares of an entity actively engaged in business which generated revenues or provided a business opportunity in exchange for our securities. In effect, this filing caused us to be a full "reporting company" under the 34 Act.

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

     As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores. As described hereinbelow, as well as in our Form 10-KSB for our fiscal year ended June 30, 2002, we have abandoned this business plan and are currently seeking to merge with or otherwise acquire another business, or otherwise proceed in accordance with the disclosure below.

Results of Operations

Comparison of Results of Operations for the three month periods ended September 30, 2002 and 2001

     We generated no revenues during the three month periods ended September 30, 2002 and 2001, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $6,383 during our three month period ended September 30, 2002, compared to $12,464 during the comparable period in 2001, a decrease of $6,081 (48.8%). This decrease was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during the three month period ended September 30, 2002, arose primarily from professional and accounting fees relating to costs associated with maintaining our status as reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions and office costs.

     As a result, we incurred a net loss of $(6,400) during the three month period ended September 30, 2002 (less than $0.01 per share) as compared to our net loss of $(12,071) (less than $0.01 per share) during the comparable period in 2001.

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

     During our fiscal year ended June 30, 2002, and in conjunction with our current efforts to identify either a merger or acquisition candidate, on November 21, 2001, we executed a non-binding letter of intent to either acquire all of the issued and outstanding securities of Cryptometrics, Inc., or otherwise acquire all of the assets of Cryptometrics. Cryptometrics is engaged in the business of development of biometric software applications. As of the date of this Report, the applicable letter of intent has expired and as a result, we intend to continue to seek out and acquire another business entity or its assets.

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

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a proposed transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of the our securities in the future, if such a market develops, of which there is no assurance.

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

Liquidity and Capital Resources

     At September 30, 2002, we had $5,014 in cash and cash equivalents. Also at September 30, 2002, we had accounts payable in the amount of $36,323 and outstanding loans payable in the aggregate principal amount of $11,606 , which are due to Mr. Levine. Of the $11,606, $10,000 was loaned to the Company by Mr. Levine on September 9, 2002, and is evidenced by a promissory note due on September 9, 2003, or upon consummation of a merger or acquisition resulting in a change our management, whichever event occurs first. This loan is unsecured, bears interest at 3% per annum and is convertible at Mr. Levine's option during the term of the promissory note into 1,333,333 shares of the Company's common stock. The remaining $1,606 owing to Mr. Levine represents interest which has accrued on the $10,000 promissory note plus out of pocket expenses incurred by Mr. Levine on our behalf and is also unsecured, due upon demand, and does not accrue interest.

     As of the date of this Report, our current cash position is not sufficient to meet our current obligations. Furthermore, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet these obligations, it is anticipated that current management may need to make additional loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. However, because of our working capital deficit, stockholders' deficit and history of operating losses, there is substantial doubt about our ability to continue as a going concern. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

     In October 2000, the parties executed a letter agreement containing settlement terms, which provide for us to pay S&G $187,419. This settlement was memorialized in February 2001. Pursuant to the terms of the settlement agreement, we paid S&G $25,000 upon execution. The agreement also provided for the balance to be paid over the following two years if we successfully close either a debt or equity financing. If this financing closed during this time period, we would have been obligated to pay 3% of the offering proceeds to S&G, up to a maximum of $162,419. However, if we did not successfully close such a financing within the established time period, the balance of the settlement amount was to be forgiven and S&G would be obligated to release us from any further liability. This two year period expired on October 31, 2002. During said two year period we did not engage in any financing and as a result, we are awaiting receipt of the release from S&G.

     There were no other legal proceedings which we commenced, or which were filed or threatened against our Company during the three month period ended September 30, 2002.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.2 Certification of Financial Statements in accordance with Sarbanes -Oxley Act

     (b) Reports on Form 8-K

     On or about August 8, 2002, we filed a report on Form 8-K dated July 22, 2002, advising that our independent accountant, Horton & Company L.L.C. ("Horton"), resigned. Horton had audited our financial statements for our fiscal years ended June 30, 2001 and 2000. Our financial statements for our fiscal year ended June 30, 2001 contained a going concern opinion.

     On or about September 3, 2002, we filed an amendment to our aforesaid Form 8-K, advising that we had engaged the accounting firm of Stark Winter Schenkein & Co., LLP, independent public accountants, to audit our financial statements for our fiscal year ended June 30, 2002, as well as future financial statements, to replace the firm of Horton & Company, L.L.C. This change in independent accountants was approved by our Board of Directors.

     No other reports on Form 8-K were filed during the three month period ended September 30, 2002.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                             $     5,014
   Prepaid expense                                                          816
                                                                    -----------
      Total current assets                                                5,830
                                                                    -----------

FURNITURE AND FIXTURES, net of accumulated
   depreciation of $858                                                   3,106
                                                                    -----------
                                                                    $     8,936
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    36,323
   Due to related party                                                   1,606
   Convertible note payable - related party                              10,000
                                                                    -----------
      Total current liabilities                                          47,929
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                               --
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 9,241,867 shares issued and outstanding                    9,242
Additional paid in capital                                            1,465,625
(Deficit) accumulated during development stage                       (1,513,860)
                                                                    -----------
      Total stockholders' (deficit)                                     (38,993)
                                                                    -----------
                                                                    $     8,936
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            February 17, 1993
                                                                               (inception)
                                           Three months ended September 30,      through
                                                 2002           2001        September 30, 2002
                                             ---------------------------    ------------------
REVENUE                                      $        --    $        --     $               --
                                             -----------    -----------     ------------------

GENERAL AND ADMINISTRATIVE EXPENSES                6,383         12,464              1,535,353
                                             -----------    -----------     ------------------

LOSS FROM OPERATIONS                              (6,383)       (12,464)            (1,535,353)
                                             -----------    -----------     ------------------
OTHER INCOME (EXPENSE)
    Interest income                                   --            393                 36,304
    Interest expense                                 (17)            --                    (17)
    Loss on sale of property and equipment            --             --                (14,794)
                                             -----------    -----------     ------------------
                                                     (17)           393                 21,493
                                             -----------    -----------     ------------------

NET (LOSS)                                   $    (6,400)   $   (12,071)    $       (1,513,860)
                                             ===========    ===========     ==================

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)          9,241,867      9,241,867              5,842,657
                                             ===========    ===========     ==================
NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)                       $        --    $        --     $            (0.26)
                                             ===========    ===========     ==================


   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                February 17, 1993
                                                                                                   (inception)
                                                               Three months ended September 30,      through
                                                                      2002          2001        September 30, 2002
                                                                 --------------------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net cash (used in) operating activities                     $    (9,877)   $   (11,924)    $         (558,345)
                                                                 -----------    -----------     ------------------

CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of applied for patent                                    --             --                (10,130)
        Proceeds from sale of property and equipment                      --             --                  5,123
        Acquisition of property and equipment                             --             --               (725,969)
                                                                 -----------    -----------     ------------------
     Net cash (used in) investing activities                              --             --               (730,976)
                                                                 -----------    -----------     ------------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net proceeds from stock issuance                                  --             --              1,284,335
        Proceeds from convertible note payable - related party        10,000             --                 10,000
        Proceeds from note payable - related party                        --             --                 25,000
        Payments on note payable - related party                          --         (1,245)               (25,000)
                                                                 -----------    -----------     ------------------
           Net cash provided by (used in) financing activities        10,000         (1,245)             1,294,335
                                                                 -----------    -----------     ------------------

     Net increase (decrease) in cash                                     123        (13,169)                 5,014

     CASH AT BEGINNING OF PERIOD                                       4,891         71,355                     --
                                                                 -----------    -----------     ------------------

     CASH AT END OF PERIOD                                       $     5,014    $    58,186     $            5,014
                                                                 ===========    ===========     ==================

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the year ended June 30, 2002.

Certain amounts have been reclassified in the financial statements for the three months ended September 30, 2001 to conform to the current period presentation.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,513,860, has a working capital (deficit) of $42,099 and stockholders' (deficit) of $38,993 at September 30, 2002. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates. However, the Company has no firm commitments for obtaining capital or effecting a merger.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3:  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 4.  Convertible Note Payable - Related Party

On September 9, 2002 the Company received a loan in the amount of $10,000 from a related party. The promissory note bears interest at 3% and is convertible into 1,333,333 shares of the Company's common stock at the holder's request. Upon conversion, any difference between the fair market value of the common stock and its implicit value will be recorded as an expense. The note is due on September 9, 2003.

The Company has accrued interest of $17 related to this promissory note, which is included in due to related party.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated: November 12, 2002



                                       By  s/Michael Levine
                                         ---------------------------------------
                                         Michael Levine, President and Secretary


                                 CERTIFICATIONS


I, Michael Levine, certify that:

     1.   I  have   reviewed   this   quarterly   report   on  Form   10-QSB  of
          RetailHighway.com, Inc. (the "Registrant" or the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002                   s/Michael Levine
                                         ---------------------------------------
                                         Michael Levine, Chief Executive Officer