Form 10QSB
period 2002-12-31
RETAIL HIGHWAY COM INC
filed 2003-02-14
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of February , 2003 was 9,241,867 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended December 31, 2002, are attached hereto.

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

Results of Operations

Comparison of Results of Operations for the six month periods ended December 31, 2002 and 2001

     We generated no revenues during the six month periods ended December 31, 2002 and 2001 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $23,059 during our six month period ended December 31, 2002, compared to $27,124 during the comparable period in 2001, a decrease of $4,065 (15%). This decrease was primarily attributable to a decrease in our office rent. The expenses incurred during the six month period ended December 31, 2002, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions, including a consulting fee of $1,000 paid in reference to a potential acquisition and office costs.

     As a result, we incurred a net loss of ($23,151) during the six month period ended December 31, 2002 (less than $0.01 per share) as compared to our net loss of ($26,564) during the comparable period in 2001.

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

     While we reviewed various potential merger or acquisition candidates during the six month period ended December 31, 2002, no definitive agreement has been reached with any such party and we are continuing to explore various potential opportunities as of the date of this report.

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

Liquidity and Capital Resources

     At December 31, 2002, we had $2,126 in cash. Also at December 31, 2002, we had accounts payable in the amount of $46,083 and two (2) outstanding loans payable. One of these loans is in the principal amount of $5,560, which is due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan is unsecured, due upon demand and does not accrue interest. Additionally, in September 2002, we agreed to issue a convertible note in the principal amount of $10,000 to Mr. Levine. This note is due one year from the date of the note, or upon the successful closing of a merger with a third party, or acquisition of assets, whichever comes first. In Mr. Levine's sole discretion, the note is convertible into 1,333,333 shares of our common stock ($.0075 per share).

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

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended December 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the six month period ended December 31, 2002.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     99.1 Certification of Financial Statements in accordance with Sarbanes-Oxley Act

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the six month period ended December 31, 2002.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                      $     2,126
   Prepaid expense                                                   816
                                                             -----------
      Total current assets                                         2,942
                                                             -----------

FURNITURE AND FIXTURES, net of accumulated
   depreciation of $1,008                                          2,957
                                                             -----------

                                                             $     5,899
                                                             ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $    46,083
   Due to related party                                            5,560
   Convertible note payable - related party                       10,000
                                                             -----------
      Total current liabilities                                   61,643
                                                             -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                         -
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 9,241,867 shares issued and outstanding             9,242
Additional paid in capital                                     1,465,625
(Deficit) accumulated during development stage                (1,530,611)
                                                             -----------

      Total stockholders' (deficit)                              (55,744)
                                                             -----------

                                                             $     5,899
                                                             ===========


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 February 17, 1993
                                                 Three months ended       Six months ended          (inception)
                                                    December 31,             December 31,             through
                                                2002          2001        2002          2001     December 31, 2002
                                             ------------------------  ------------------------  -----------------
REVENUE                                      $         -  $         -  $         -  $         -  $               -
                                             -----------  -----------  -----------  -----------  -----------------


GENERAL AND ADMINISTRATIVE EXPENSES               16,676       14,660       23,059       27,124          1,552,029
                                             -----------  -----------  -----------  -----------  -----------------

(LOSS) FROM OPERATIONS                           (16,676)     (14,660)     (23,059)     (27,124)        (1,552,029)
                                             -----------  -----------  -----------  -----------  -----------------
OTHER INCOME (EXPENSE)
    Interest income                                    -          167            -          560             36,304
    Interest expense                                 (75)           -          (92)           -                (92)
    Loss on sale of property and equipment             -            -            -            -            (14,794)
                                             -----------  -----------  -----------  -----------  -----------------
                                                     (75)         167          (92)         560             21,418
                                             -----------  -----------  -----------  -----------  -----------------

NET (LOSS)                                   $   (16,751) $   (14,493) $   (23,151) $   (26,564) $      (1,530,611)
                                             ===========  ===========  ===========  ===========  =================

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)          9,241,867    9,241,867    9,241,867    9,241,867          5,842,657
                                             ===========  ===========  ===========  ===========  =================
NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                       $         -  $         -  $         -  $         -  $           (0.26)
                                             ===========  ===========  ===========  ===========  =================


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               February 17, 1993
                                                                                                (inception)
                                                                Six months ended December 31,      through
                                                                      2002         2001        December 31, 2002
                                                                 -----------    -----------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net cash (used in) operating activities                     $   (12,765)   $   (36,564)   $        (561,233)
                                                                 -----------    -----------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of applied for patent                                     -              -              (10,130)
        Proceeds from sale of property and equipment                       -              -                5,123
        Acquisition of property and equipment                              -              -             (725,969)
                                                                 -----------    -----------    -----------------
     Net cash (used in) investing activities                               -              -             (730,976)
                                                                 -----------    -----------    -----------------
CASH FLOW FROM FINANCING ACTIVITIES
        Net proceeds from stock issuance                                   -              -            1,284,335
        Proceeds from convertible note payable - related party        10,000              -               10,000
        Proceeds from note payable - related party                         -              -               25,000
        Payments on note payable - related party                           -              -              (25,000)
                                                                 -----------    -----------    -----------------
           Net cash provided by financing activities                  10,000              -            1,294,335
                                                                 -----------    -----------    -----------------

     Net increase (decrease) in cash                                  (2,765)       (36,564)               2,126

     CASH AT BEGINNING OF PERIOD                                       4,891         71,355                    -
                                                                 -----------    -----------    -----------------

     CASH AT END OF PERIOD                                       $     2,126    $    34,791    $           2,126
                                                                 ===========    ===========    =================


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

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

Certain amounts have been reclassified in the financial statements for the three and six months ended December 31, 2001 to conform to the current periods' presentation.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,530,611 and has a working capital (deficit) of $58,701 and stockholders' (deficit) of $55,744 at December 31, 2002. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates. However, the Company has no firm commitments for obtaining capital or effecting a merger.

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

Note 4.  Convertible Note Payable - Related Party

On September 9, 2002 the Company received a loan in the amount of $10,000 from a related party. The promissory note bears interest at 3% per annum and is convertible into 1,333,333 shares of the Company's common stock at the holder's request. Upon conversion, any difference between the fair market value of the common stock and its implicit value will be recorded as an expense. The note is due on September 9, 2003.

The Company has accrued interest of $92 related to this promissory note, which is included in due to related party.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated: February 13, 2003



                                       By     s/Michael L. Levine
                                         ---------------------------------------
                                         Michael Levine,
                                         President and Secretary

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

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

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


Dated: February 13, 2003                 s/Michael Levine
                                         ---------------------------------------
                                         Michael Levine, Chief Executive Officer