Form 10QSB
period 2003-03-31
RETAIL HIGHWAY COM INC
filed 2003-05-14
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2003

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

                                     M4L 3C3
                                     -------
                                   (Zip Code)

                                 (416) 367-3213
'                                 --------------
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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 12, 2003 was 9,241,867 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended March 31, 2003, are attached hereto.

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

Results of Operations

Comparison of Results of Operations for the nine month periods ended March 31, 2003 and 2002

     We generated no revenues during the nine month periods ended March 31, 2003 and 2002 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $32,034 during our nine month period ended March 31, 2003, compared to $43,775 during the comparable period in 2002, a decrease of $11,741 (26.8%). This decrease was primarily attributable to a decrease in our office rent. The expenses incurred during the nine month period ended March 31, 2003, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions.

     As a result, we incurred a net loss of ($32,201) during the nine month period ended March 31, 2003 (less than $0.01 per share) as compared to our net loss of ($43,166) during the comparable period in 2002.

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

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There are no present contracts or agreements with any outside consultants and none are anticipated in the future.

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

     While we reviewed various potential merger or acquisition candidates during the nine month period ended March 31, 2003, no definitive agreement has been reached with any such party and we are continuing to explore various potential opportunities as of the date of this report.

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

Liquidity and Capital Resources

     At March 31, 2003, we had $491 in cash. Also at March 31, 2003, we had accounts payable in the amount of $45,975 and two (2) outstanding loans payable. One of these loans is in the principal amount of $12,933, which is due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan is unsecured, due upon demand and does not accrue interest. Additionally, in September 2002, we agreed to issue a convertible note in the principal amount of $10,000 to Mr. Levine. This note is due one year from the date of the note, or upon the successful closing of a merger with a third party, or acquisition of assets, whichever comes first. In Mr. Levine's sole discretion, the note is convertible into 1,333,333 shares of our common stock ($.0075 per share).

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

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended March 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the nine month period ended March 31, 2003.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     99.4 Certification of Financial Statements in accordance with Sarbanes-Oxley Act

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the nine month period ended March 31, 2003.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                       $       491
   Prepaid expense                                                    816
                                                              -----------
      Total current assets                                          1,307
                                                              -----------
FURNITURE AND FIXTURES, net of accumulated
   depreciation of $1,158                                           2,807
                                                              -----------

                                                              $     4,114
                                                              ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $    45,975
   Due to related party                                            12,933
   Convertible note payable - related party                        10,000
                                                              -----------
      Total current liabilities                                    68,908
                                                              -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                          -
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 9,241,867 shares issued and outstanding              9,242
Additional paid in capital                                      1,465,625
(Deficit) accumulated during development stage                 (1,539,661)
                                                              -----------
      Total stockholders' (deficit)                               (64,794)
                                                              -----------

                                                              $     4,114
                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           February 17, 1993
                                                 Three months            Nine months          (inception)
                                                ended March 31,         ended March 31,         through
                                                2003       2002        2003       2002       March 31, 2003
                                             ---------  ----------   ---------  ---------    --------------
REVENUE                                      $      --  $       --   $      --  $      --    $           --
                                             ---------  ----------   ---------  ---------    --------------

GENERAL AND ADMINISTRATIVE EXPENSES              8,975      16,651      32,034     43,775         1,561,004
                                             ---------  ----------   ---------  ---------    --------------

(LOSS) FROM OPERATIONS                          (8,975)    (16,651)    (32,034)   (43,775)       (1,561,004)
                                             ---------  ----------   ---------  ---------    --------------

OTHER INCOME (EXPENSE)
    Interest income                                 --          49          --        609            36,304
    Interest expense                               (75)         --        (167)        --              (167)
    Loss on sale of property and equipment          --          --          --         --           (14,794)
                                             ---------  ----------   ---------  ---------    --------------
                                                   (75)         49        (167)       609            21,343
                                             ---------  ----------   ---------  ---------    --------------

NET (LOSS)                                   $  (9,050) $  (16,602)  $ (32,201) $ (43,166)   $   (1,539,661)
                                             =========  ==========   =========  =========    ==============

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)        9,241,867   9,241,867   9,241,867  9,241,867         6,009,409
                                             =========  ==========   =========  =========    ==============
NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                       $   (0.00) $    (0.00)  $   (0.00) $   (0.00)   $        (0.26)
                                             =========  ==========   =========  =========    ==============

   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               February 17, 1993
                                                                                                  (inception)
                                                                 Nine months ended March 31,        through
                                                                     2003          2002          March 31, 2003
                                                                 -----------    -----------      --------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net cash (used in) operating activities                     $   (14,400)   $   (49,971)     $     (562,868)
                                                                 -----------    -----------      --------------


CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of applied for patent                                    --             --             (10,130)
        Proceeds from sale of property and equipment                      --             --               5,123
        Acquisition of property and equipment                             --             --            (725,969)
                                                                 -----------    -----------      --------------
     Net cash (used in) investing activities                              --             --            (730,976)
                                                                 -----------    -----------      --------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net proceeds from stock issuance                                  --             --           1,284,335
        Proceeds from convertible note payable - related party        10,000             --              10,000
        Proceeds from note payable - related party                        --             --              25,000
        Payments on note payable - related party                          --           (433)            (25,000)
                                                                 -----------    -----------      --------------
      Net cash provided by (used in) financing activities             10,000           (433)          1,294,335
                                                                 -----------    -----------      --------------

     Net increase (decrease) in cash                                  (4,400)       (50,404)                491

     CASH AT BEGINNING OF PERIOD                                       4,891         71,355                  --
                                                                 -----------    -----------      --------------
     CASH AT END OF PERIOD                                       $       491    $    20,951      $          491
                                                                 ===========    ===========      ==============


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the year ended June 30, 2002.

Certain amounts have been reclassified in the financial statements for the three and nine months ended March 31, 2002 to conform to the current periods' presentation.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,539,661 and has a working capital (deficit) of $67,601 and stockholders' (deficit) of $64,794 at March 31, 2003. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from a related party to maintain operations and is currently seeking acquisition candidates. However, the Company has no firm commitments for obtaining capital or effecting a merger.

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

The Company has accrued interest of $167 related to this promissory note, which is included in due to related party as of March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RETAIL HIGHWAY.COM, INC.
                                        (Registrant)

                                        Dated: May 14, 2003



                                        By s/Michael Levine
                                           ------------------------------------
                                           Michael Levine,
                                           President and Secretary


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

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Dated:  May 14, 2003                       s/Michael Levine
                                         ---------------------------------------
                                         Michael Levine, Chief Executive Officer