Form 10KSB
period 2003-06-30
RETAIL HIGHWAY COM INC
filed 2003-10-27
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2003

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

                           225 Macpherson Ave., Unit B
                        Toronto, Ontario, Canada M4V 1A1
                                 (416) 367-3213
                                 --------------
     (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                          149 Gainsborough Rd., Suite 2
                        Toronto, Ontario, Canada M4L 3C3
                        --------------------------------
                                (Former Address)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---
Issuer's revenues for its most recent fiscal year: $ -0-.

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 23, 2003: $132,604.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 23, 2003 there were 10,241,867 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            RETAIL HIGHWAY.COM, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property..........................................8
Item 3.       Legal Proceedings................................................9
Item 4.       Submission of Matters to a Vote of Security Holders..............9

PART II
Item 5.       Market for the Registrant's Common Equity
                  and Related Stockholder Matters..............................9
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10
Item 7.       Financial Statements............................................15
Item 8.       Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................30

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........30
Item 10.      Executive Compensation..........................................32
Item 11.      Security Ownership of Certain Beneficial Owners and Management..33
Item 12.      Certain Relationships and Related Transactions..................34

PART IV
Item 13.      Exhibits and Reports on Form 8-K................................34
Item 14.      Controls and Procedures.........................................36

SIGNATURES....................................................................37

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

     In September 2002, our Chief Executive Officer, President and principal shareholder, Michael Levine, loaned us $10,000. This loan bears interest at the rate of 3% per annum and is repayable upon the earlier of one year or upon consummation of an acquisition or merger resulting in a change of management. This loan may be converted into shares of our Common Stock at a conversion rate of $.0075 per share at any time, unless and until the Note is paid in full. We used the loan for working capital purposes.

     In June 2003, we sold an aggregate of 1,000,000 shares of our common stock to two (2) persons. Each share was sold at a price of $.01 and we received aggregate proceeds of $10,000. No commissions were paid on these subscriptions. We used the proceeds for working capital purposes.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. Effective July 2003, we moved our principal place of business from 149 Gainsborough Rd., Suite 2, Toronto, Ontario, Canada M4L 3C3, which consisted of approximately 1,200 square feet of executive office space, to 225 Macpherson Ave., Unit B, Toronto, Ontario, Canada M4V 1A1. While at our prior address, we paid a monthly rent of $1,250 (CDN) (approximately $850 US), pursuant to a written lease agreement, which expired June 30, 2003. At our new location, which consists of approximately 160 square feet of executive office space, we do not pay any monthly rent, pursuant to no oral sublease which has no expiration date. We believe that this location will meet our needs for the foreseeable future.

     Effective July 1, 2002, we moved our principal place of business from 33 Harbour Square, Unit 1408, Toronto, Ontario, Canada M5J 2G2, which consisted of approximately 1,200 square feet of executive office space, to 149 Gainsborough Rd., Suite 2, Toronto, Ontario, Canada M4L 3C3. While at our prior address, we paid a monthly rent of $2,250 (CDN) (approximately $1,500 US) pursuant to a written lease which expired on March 31, 2003.

     Our principal office's telephone number is (416) 367-3213 and facsimile number is (416) 469-5378.

     We neither own nor lease any other properties, either real or personal.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2003, no matters were presented to our shareholders for approval.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. Our common stock began trading on the OTC Bulletin Board operated by the NASD in August 2000. As of October 23, 2003, the price of our common stock was $0.02. Our trading symbol is "RHWY."

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

                                           Bid Price
         Quarter Ended                       High             Low

         March 2001                          $.34             $.04
         June 2001                           $.34             $.06
         September 2001                      $.35             $.03
         December 2001                       $.64             $.02

         March 2002                          $.34             $.09
         June 2002                           $.12             $.05
         September 2002                      $.08             $.01
         December 2002                       $.10             $.01

         March 2003                          $.04             $.02
         June 2003                           $.02             $.01

     (b) Holders. There are 58 holders of our Common Stock, not including those persons who hold their securities in "street name."

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended June 30, 2003 and 2002

     We generated no revenues during our fiscal year ended June 30, 2003 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $41,170 during our fiscal year ended June 30, 2003, compared to $61,153 in 2002, a decrease of $19,983 (32.7%).
The expenses incurred during 2003 arose primarily from professional fees relating to our being a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and office costs.

     As a result, we incurred a net loss of $(41,170) in 2003 ($0.01 per share) as compared to a net loss of $(64,212) (less than $.01 per share) during our fiscal year ended June 30, 2002.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into various discussions regarding such a business combination, but there is no definitive agreement with any third party as of the date of this report.

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

Liquidity and Capital Resources

     At June 30, 2003, we had $9,862 in cash.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2003 and for the years ended June 30, 2003 and 2002 and from inception to June 30, 2003. During the year ended June 30, 2003, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended June 30, 2003.

ITEM 7.  FINANCIAL STATEMENTS
                                                                              15

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Retail Highway.com, Inc.


We have audited the accompanying balance sheet of Retail Highway.com, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, stockholders' (deficit), and cash flow for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retail Highway.com, Inc. (a development stage company) as of June 30, 2003, and the results of its operations, and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 17, 2003

                           RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003



                                     ASSETS

CURRENT ASSETS
   Cash                                                             $     9,862
   Prepaid expense                                                          816
                                                                    -----------
      Total current assets                                               10,678
                                                                    -----------

FURNITURE AND FIXTURES, net of accumulated
   depreciation of $1,500                                                 2,465
                                                                    -----------

                                                                    $    13,143
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    48,156
   Due to related party                                                  18,750
   Convertible Loan                                                      10,000
                                                                    -----------
      Total current liabilities                                          76,906
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                                -
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 10,241,867 shares issued and outstanding                   10,242
Additional paid in capital                                            1,474,625
(Deficit) accumulated during development stage                       (1,548,630)
                                                                    -----------
      Total stockholders' (deficit)                                     (63,763)
                                                                    -----------
                                                                    $    13,143
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                       February 17, 1993
                                                                         (inception)
                                               Years ended June 30,         through
                                                2002          2003       June 30, 2003
                                            -----------    -----------    -----------
REVENUE                                     $         -    $         -    $         -
                                            -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES              61,153         41,170      1,570,140
                                            -----------    -----------    -----------

LOSS FROM OPERATIONS                            (61,153)       (41,170)    (1,570,140)
                                            -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income                                 620              -         36,304
    Loss on sale of property and equipment       (3,679)             -        (14,794)
                                            -----------    -----------    -----------
                                                 (3,059)             -         21,510
                                            -----------    -----------    -----------

NET (LOSS)                                  $   (64,212)   $   (41,170)   $(1,548,630)
                                            ===========    ===========    ===========

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)         9,241,867      9,321,319      6,094,428
                                            ===========    ===========    ===========
NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)                      $     (0.01)   $     (0.00)   $     (0.25)
                                            ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         PERIOD FROM FEBRUARY 17, 1993 (INCEPTION) THROUGH JUNE 30, 2003


                                                                                   Additional
                                                                   Common Stock      Paid-in   Accumulated
                                                                 Shares    Amount    Capital     (Deficit)     Total
                                                                ---------  ------  ----------  -----------  -----------
Balance at February 17, 1993                                           --  $   --  $       --  $        --  $        --
                                                                ---------  ------  ----------  -----------  -----------
Stock issued for cash advances made on behalf of the Company
   and services provided at $0.0002 per share                   1,500,000   1,500      (1,200)          --          300

 Net loss                                                              --      --          --         (300)        (300)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1993 and 1994                              1,500,000   1,500      (1,200)        (300)          --

 Stock issued for cash advances made on behalf of the Company
   and services provided at $.00006 per share                   3,500,000   3,500      (3,290)          --          210

 Net loss                                                              --      --          --         (210)        (210)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1995                                       5,000,000   5,000      (4,490)        (510)          --

 Expenses paid by shareholders on behalf of the Company                --      --      10,000           --       10,000

 Net loss                                                              --      --          --      (10,000)     (10,000)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1996 and 1997                              5,000,000   5,000       5,510      (10,510)          --

 Patent and related costs contributed at $0.004 per share              --      --      51,644           --       51,644

 Net loss                                                              --      --          --      (77,407)     (77,407)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1998                                       5,000,000   5,000      57,154      (87,917)     (25,763)

 Obligations assumed by shareholders on behalf of Company              --      --     113,378           --      113,378

 Stock issued to acquire intangible assets  at $0.001 per share 2,500,000   2,500      (2,500)          --           --

 Stock issued in private placement at $0.75 per share           1,711,867   1,712   1,282,188           --    1,283,900

 Costs incurred in connection with private placement                   --      --      (7,065)          --       (7,065)

 Net loss                                                              --      --          --     (137,642)    (137,642)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 1999                                       9,211,867   9,212   1,443,155     (225,559)   1,226,808

 Stock issued in private placement at $0.75 per share              10,000      10       7,490           --        7,500

 Stock issued for professional services at $0.75 per share         20,000      20      14,980           --       15,000

 Net loss                                                              --      --          --   (1,095,213)  (1,095,213)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 2000                                       9,241,867   9,242   1,465,625   (1,320,772)     154,095

 Net loss                                                              --      --          --     (122,476)    (122,476)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 2001                                       9,241,867   9,242   1,465,625   (1,443,248)      31,619

 Net loss                                                              --      --          --      (64,212)     (64,212)
                                                                ---------  ------  ----------  -----------  -----------
 Balance at June 30, 2002                                       9,241,867  $9,242  $1,465,625   (1,507,460)    (32,593)

 Stock issued in private placement at $.01 per share            1,000,000   1,000       9,000           --      10,000

 Net Loss                                                                                          (41,170)    (41,170)
                                                               ----------  ------  ----------   ----------  -----------
 Balance at June 30, 2003                                      10,241,867  10,242   1,474,625    (1,548,630)    (63,763)
                                                               ==========  ======  ==========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                           February 17, 1993
                                                                                              (inception)
                                                                      Years Ended June 30,      through
                                                                       2002         2003     June 30, 2003
                                                                   -----------  -----------  -------------
OPERATING ACTIVITIES
 Net (loss)                                                        $   (64,212) $   (41,170) $  (1,548,630)
 Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
    Depreciation and amortization                                        1,406          792         32,760
    Write-off of development costs                                          --           --        887,325
    Stock issued for services                                               --           --         15,510
    Loss on sale of property and equipment                               3,679           --         14,794
    Cancellation of indebtedness                                            --           --       (111,018)
    Expenses of Company paid by officer                                     --           --         10,000
    Obligations assumed by stockholders                                     --           --         68,040
 Changes in assets and liabilities:
    Decrease in prepaid expense                                          2,071           --            816
    Increase (decrease) in accounts payable and accrued expenses        (8,260)       7,541         48,156
    Increase (decrease) in due to related party                         (1,148)      17,566         18,508
    Increase in Convertible Loan                                            --       10,242         10,242
                                                                   -----------  -----------  -------------
 Net cash (used in) operating activities                               (66,464)      (5,029)      (553,497)
                                                                   -----------  -----------  -------------
INVESTING ACTIVITIES
    Purchase of applied for patent                                          --           --        (10,130)
    Proceeds from sale of property and equipment                            --           --          5,123
    Acquisition of property and equipment                                   --           --       (725,969)
                                                                   -----------  -----------  -------------
 Net cash provided by (used in) investing activities                        --           --       (730,976)
                                                                   -----------  -----------  -------------
FINANCING ACTIVITIES
    Net proceeds from stock issuance                                        --       10,000      1,294,335
    Proceeds from note payable - related party                              --           --         25,000
    Payments on note payable - related party                                --           --        (25,000)
                                                                   -----------  -----------  -------------
 Net cash provided by (used in) financing activities                        --       10,000      1,294,335
                                                                   -----------  -----------  -------------

 Net increase (decrease) in cash                                       (66,464)       4,971          9,862

 CASH AT BEGINNING OF PERIOD                                            71,355        4,891             --
                                                                   -----------  -----------  -------------
 CASH AT END OF PERIOD                                             $     4,891  $     9,862  $       9,862
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

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


management as of June 30, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and amounts due to related party. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Net Loss Per Common Share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended June 30, 2002 and 2003, the Company incurred net (losses) of $64,212 and $44,170, respectively. At June 30, 2003, the Company had a working capital (deficit) of $66,228 and stockholders' (deficit) of $63,763.

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

NOTE 3. STOCKHOLDERS' (DEFICIT)

Preferred Stock

The Company's Board of Directors has the authority to issue 25,000,000 shares of $0.001 par value preferred stock, in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions as

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


shall be stated in the resolution or resolutions. No preferred stock has been issued or is outstanding at June 30, 2003.

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

On June 19, 1998, the Company purchased certain patent application rights from an unrelated party in exchange for 12,500,000 shares of its common stock. The transaction was valued at the predecessor's cost of $51,644, or $.004 per share, which the Company estimated to be the fair market value of the patent application on the date the Company agreed to issue the shares.

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

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

In June 2003 the Company ISSUED 1,000,000 shares of common stock for $10,000.

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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003



          Federal statutory income tax rate                  34.00 %
          Valuation allowance                               (34.00)%
                                                            -------
                                                                 - %
                                                            =======

The estimated tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                    Reconciling items:

                    Net operating loss carryforward              $527,000
                    Less valuation allowance                     (527,000)
                                                                 --------
                    Net deferred tax asset                       $      -
                                                                 ========

The net operating loss carry forward of approximately $1,550,000 will expire through 2022.

The net change in valuation allowance for the year ended December 31, 2003 was $15,000.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company receives bookkeeping services from a stockholder. Amounts paid to the stockholder during the years ended June 30, 2002 and 2003, and since inception were $982, $954, and $1,936, respectively.

The President of the Company will, from time to time, provide advances to the Company for operating expenses. These advance are short-term in nature and non-interest bearing. The amount due to the President at June 30, 2003 was $18,750 including the accrued interest described below.

In September 2002, the President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $242 through June 30, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Officers as of the date of this Report are as follows:

         Name                       Age            Position
         ----                       ---            --------

         Michael Levine             54             CEO, President, Secretary
                                                   and Director

         Joseph T. Owens            53             Director

         Louis Mann                 53             Director

         Phillip Pearce             74             Director

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

     (b) Resumes:

     Michael Levine, Chief Executive Officer, President, Secretary and a director, assumed his positions with us in April 1999. In addition to his positions with us, since 1976, Mr. Levine has also been President of Golden Groove Production, Inc., Toronto, Canada, a privately held Canadian corporation which is engaged in the collection of royalties and contract administration for record albums. Also, from May 2000 through September 2001, Mr. Levine was President and Chairman of Pacific Fuel Cell Corp., f/k/a RadioTower.com, Inc., a publicly held Nevada corporation based in Vancouver, British Columbia, Canada and which was engaged in providing Internet radio directories during Mr. Levine's tenure. From June 1995 through the present, Mr. Levine has been a partner in TRC Records, Mississauga, Ontario, Canada, where he negotiates worldwide distribution contracts of pre- recorded discs and coordinated the company's manufacturing process. Mr. Levine received a OAC degree from Sir J.A. MacDonald Collegiate in 1966. He currently devotes approximately 50% of his time to our business.

     Joseph T. Owens, director, assumed his position with us in April 1999. In addition, since February 1995, Mr. Owens has been President of Owens & Associates, Inc., Durham, NC, a privately held marketing consultant firm which developed strategies for interactive entertainment and Internet companies such as Sega, Electronic Arts, Crystal Dynamics, Yahoo and others. Also, from June 2000 through September 2000, Mr. Owens was a director of RadioTower.com, Inc., currently known as Pacific Fuel Cell Corp., a publicly held Nevada corporation. From February 1994 through February 1995, Mr. Owens was Senior Vice President of RC2, a division of Rogers/Cowan, Inc., a public relations firm located in New York, Los Angeles and San Mateo, California, where his principal activities were in marketing. He is the author of "Welcome to the Jungle" (Harper-Collins, 1994), a marketing handbook for the music industry, and is a frequent speaker at interactive and entertainment industry events and conferences. Mr. Owens received a Bachelor of Arts degree from York University in 1972. He devotes only such time as necessary to our business.

     Louis Mann, director, assumed his position with us in April 1999. In addition, in December 2002, he created the Third Day Partnership, LLC, a private consulting company dealing with artists and corporations in the entertainment industry. From October 1988 through December 2002, Mr. Mann has been a Senior Vice-President of Capital Records, Inc., Hollywood, California, one of the music industry's premiere recording companies where in June 1999, he became the President of the Media Properties division of House of Blues International. Mr. Mann received a Bachelor of Arts degree in Communications from the University of Maryland in 1973 and a Masters in Business Administration degree from UCLA in 1992. Mr. Mann devotes only such time as necessary to our business.

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

MEETINGS OF THE BOARD OF DIRECTORS
AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2003, our Board of Directors had 3 meetings. Each of our directors attended all of the meetings of the Board of Directors and meetings of each of the Committees on which they served. In fiscal 2003, none of our directors received any fee for attending Board meetings, but all out of pocket expenses were reimbursed.

     During fiscal 2003, the Board of Directors had no committees. We generated no revenues from operations. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate revenues in the future.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2003 and 2002, of our Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                            Long Term Compensation
                                       -------------------------------
                 Annual Compensation          Awards           Payouts
                 --------------------  ----------------------- -------
                                Other
                               Annual  Restricted  Securities         All Other
Name and                       Compen-    Stock    Underlying   LTIP    Compen-
Principal        Salary Bonus sation    Award(s)  Options/SARs Payouts  sation
Position    Year  ($)    ($)    ($)       ($)          (#)       ($)      ($)
---------   ---- -----  ----- ------     -----        -----     ----     ----
Michael     2003 $   0  $   0 $    0     $   0          0       $  0     $  0
Levine,     2002 $   0  $   0 $    0     $   0          0       $  0     $  0
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


                                                         Amount and Nature of
                         Name and Address                     Beneficial        Percent
Title of Class         of Beneficial Owner                    Ownership         of Class
--------------         -------------------                    ---------         --------
Common            Michael Levine (1)                          3,693,333           31.9%
                  25 Cavell Avenue
                  Toronto, Ontario, Canada  M4K 1L5

Common            Marshall Naify Revocable Trust              1,900,000           20.6%
                  DTD 2, 3
                  172 Golden Gate Avenue
                  San Francisco, CA  94102

Common            Daniel Booth                                  800,000
                  501 E. Charles St.
                  Banning, CA  92220

Common            Temple Trust Co.                              725,000            7.8%
                  2001 Leeward Highway
                  McLean Building
                  P.O. Box 62
                  Providenciales, Turk & Caicos
                  British West Indies

Common            Joseph T. Owens (1)                           675,000            7.3%
                  104 E. Main Street
                  Durham, North Carolina  27701

Common            Louis Mann (1)                                 10,000             *
                  23911 Aspen Way
                  Calabasas, California  91302

Common            Phillip Pearce (1)                             50,000             *
                  6624 Glenleaf Court
                  Charlotte, North Carolina  28270

Common            All Officers and Directors as a Group (4    5,661,666           48.5%
                  persons)
-------------------------
*        Less than 1%

(1)  Officer and director as of the date of this report.

(2) Includes 1,333,333 reserved for issuance underlying the convertible note issued in favor of Mr. Levine.

     The balance of our outstanding Common Shares are held by 52 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended June 30, 2003, Michael Levine, one of our officers and directors, provided office space to us on a rent free basis.

     Our President, Michael Levine, has, from time to time, provided advances to our Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due as of June 30, 2003, was $18,750.

     In addition, in September 2002, Mr. Levine did also make a loan to us in the principal amount of $10,000, in order to allow us to pay our obligations to third parties. This note is convertible into shares of our common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum, which aggregated $242 through June 30, 2003.. While no assurances can be provided, we believe that the terms of this note are more favorable to us than would have been provided by a commercial lending institution, if we could have identified such a lender, which we could not.

     We received bookkeeping services from a minority shareholder. Amounts paid to this shareholder during the years ended June 30, 2003 and 2002, were $954 and $982, respectively.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibit is attached to this Report

Exhibit No.   Description
-----------   -----------

31            Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

32            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

     Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exh.
No.               Description                      Filed With
---               -----------                      ----------

2.0   Letter of Intent with FES Innovations, Inc.  Form 8-K Dated June 5, 1998

2.0   Purchase and Sale Agreement with FES
           Innovations, Inc.                       Form 8-K Dated June 25, 1998
2.2   Rescission Agreement with FES
           Innovations, Inc.                       Form 8-K Dated March 31, 1999
2.3   Letter of Intent with Michael Levine         Form 8-K Dated March 31, 1999
2.4   Purchase and Sale Agreement with
           Michael Levine                          Form 8-K Dated April 17, 1999

3.1   Certificate and Articles of Incorporation    Form 10-SB Filed December 10,
                                                       1997
3.2   Amendment to Articles of Incorporation       Form 10-SB Filed December 10,
                                                       1997
3.3   Bylaws                                       Form 10-SB Filed December 10,
                                                       1997
3.3   Certificate of Amendment of Articles
           of Incorporation (Change Name
           to International Fuel Solutions)        Form 10-KSB Dated June 30,
                                                       1998
3.4   Certificate of Amendment to Articles
           of Incorporation (Change Name
           to Retail Highway.com)                  Form 8-K Dated April 17, 1999

4.1   Form of Lock-up Agreement                    Form 10-SB Filed December 10,
                                                       1997

10.1  Lease Agreement between the Company
           and H. Jaffer                           Form 10-KSB Dated June 20,
                                                       2002

16.0  Letter of Resignation of Kish, Leake
           & Associates, P.C.                      Form 8-K Dated September 28,
                                                       1999
16.1  Letter of Resignation of Citrin
           Cooperman & Company, LLP
           (f/k/a Horton & Company, LLC)           Form 8-K Dated July 22, 2003

23.1  Consent of Horton & Company, LLC             Form 10-KSB Dated June 30,
                                                       2002

99.1  Certification of Financial Statements in
           Accordance with Sarbanes-Oxley Act      Form 10-KSB Dated June 30,
                                                       2002
99.2  Certification of Financial Statements in
           Accordance with Sarbanes-Oxley Act      Form 10-QSB Dated September
                                                       30, 2002
99.3  Certification of Financial Statements in
           Accordance with Sarbanes-Oxley Act      Form 10-QSB Dated December
                                                       31, 2002
99.4  Certification of Financial Statements in
           Accordance with Sarbanes-Oxley Act      Form 10-QSB Dated March 31,
                                                       2003

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended June 30, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2003.

                                        RETAIL HIGHWAY.COM, INC.
                                        (Registrant)


                                        By: s/ Michael Levine
                                           -------------------------------------
                                           Michael Levine,
                                           President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 23, 2003.


s/ Michael Levine
---------------------------------------
Michael Levine, Director

s/ Joseph T. Owens
---------------------------------------
Joseph T. Owens, Director

---------------------------------------
Louis Mann, Director

s/ Phillip Pearce
---------------------------------------
Phillip Pearce