Form 10QSB
period 2003-09-30
RETAIL HIGHWAY COM INC
filed 2003-11-19
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2003

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

                              225 Macpherson Avenue
                                     Unit B
                            Toronto, Ontario, Canada
                    (Address of principal executive offices)

                                     M4V 1A1
                                   (Zip Code)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 18, 2003 was 10,241,867 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended September 30, 2003, are attached hereto.

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

Results of Operations

Comparison of Results of Operations for the three month periods ended September 30, 2003 and 2002

     We generated no revenues during the three month periods ended September 30, 2003 and 2002, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $3,406 during our three month period ended September 30, 2003, compared to $6,383 during the comparable period in 2002, a decrease of $2,977 (46.6%). This decrease was primarily attributable to a decrease in our office rent. The expenses incurred during the three month period ended September 30, 2003, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions.

     As a result, we incurred a net loss of ($3,406) during the three month period ended September 30, 2003 (less than $0.01 per share) as compared to our net loss of ($6,400) during the comparable period in 2002.

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

     While we reviewed various potential merger or acquisition candidates during the three month period ended September 30, 2003, no definitive agreement has been reached with any such party and we are continuing to explore various potential opportunities as of the date of this report.

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

Liquidity and Capital Resources

     At September 30, 2003, we had $10,022 in cash. Also at September 30, 2003, we had accounts payable in the amount of $49,028 and two (2) outstanding loans payable. One of these loans is in the principal amount of $21,246, which is due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan is unsecured, due upon demand and does not accrue interest.

     Additionally, in September 2002, we executed a note in favor of Mr. Levine in the principal amount of $10,000, in order to allow us to pay our obligations to third parties. This note is convertible into shares of our common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note, which date has subsequently been extended for an additional year as of the date of this report. Interest accrues at the rate of 3% per annum. While no assurances can be provided, we believe that the terms of this note are more favorable to us than would have been provided by a commercial lending institution, if we could have identified such a lender, which we could not.

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

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the three month period ended September 30, 2003.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended September 30, 2003.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS
   Cash                                                             $    10,022
   Prepaid expense                                                          816
                                                                    -----------
      Total current assets                                               10,838
                                                                    -----------

FURNITURE AND FIXTURES, net of accumulated
   depreciation of $1,698                                                 2,267
                                                                    -----------

                                                                    $    13,105
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    49,028
   Due to related party                                                  21,246
   Convertible Loan                                                      10,000
                                                                    -----------
      Total current liabilities                                          80,274
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                                -
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 10,241,867 shares issued and outstanding                  10,242
Additional paid in capital                                            1,474,625
(Deficit) accumulated during development stage                       (1,552,036)
                                                                    -----------
      Total stockholders' (deficit)                                     (67,169)
                                                                    -----------
                                                                    $    13,105
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         February 17, 1993
                                                                            (inception)
                                        Three Months ended September 30,      through
                                              2003          2002         September 30, 2003
                                          -----------    -----------        -----------
REVENUE                                   $         -    $         -        $         -
                                          -----------    -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSES             3,406          6,383          1,573,546
                                          -----------    -----------        -----------

(LOSS) FROM OPERATIONS                        ( 3,406)       ( 6,383)        (1,573,546)
                                          -----------    -----------        -----------

OTHER INCOME (EXPENSE)
    Interest income                                 -              -             36,304
    Interest expense                                -             17                  -
    (Loss) on sale of property
       and equipment                                -              -            (14,794)
                                          -----------    -----------        -----------
                                                    -             17             21,510
                                          -----------    -----------        -----------

NET (LOSS)                                $   ( 3,406)   $   ( 6,400)       $(1,552,036)
                                          ===========    ===========        ===========

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)      10,241,867      9,241,867          6,192,441
                                          ===========    ===========        ===========
NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                    $    (0.00)   $     (0.00)        $     (0.25)
                                          ===========    ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              February 17, 1993
                                                                                                 (inception)
                                                             Three Months Ended September 30,      through
                                                                     2003         2002        September 30, 2003
                                                                 -----------  -----------       -------------
OPERATING ACTIVITIES

 Net cash provide by (used in) operating activities              $       160  $   (9,877)       $    (553,337)
                                                                 -----------  -----------       -------------
INVESTING ACTIVITIES
    Purchase of applied for patent                                        --           --             (10,130)
    Proceeds from sale of property and equipment                          --           --               5,123
    Acquisition of property and equipment                                 --           --            (725,969)
                                                                 -----------  -----------       -------------
 Net cash (used in) investing activities                                 --           --             (730,976)
                                                                 -----------  -----------       -------------
FINANCING ACTIVITIES
    Net proceeds from stock issuance                                      --           --           1,294,335
    Proceeds from convertible note payable - related party                --       10,000              10,000
    Proceeds from note payable - related party                            --           --              25,000
    Payments on note payable - related party                              --           --             (25,000)
                                                                 -----------  -----------       -------------
 Net cash provided by financing activities                                --           --           1,294,335
                                                                 -----------  -----------       -------------

 Net increase in cash                                                    160          123              10,022

 CASH AT BEGINNING OF PERIOD                                           9,862        4,891                  --
                                                                 -----------  -----------       -------------
 CASH AT END OF PERIOD                                           $    10,022  $     5,014       $      10,022
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

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes therto, included in the Company's Form 10-KSB as of and for the year ended June 30, 2003.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,552,036, and has a working capital (deficit) of $69,436 and stockholders' (deficit) of $67,169 at September 30, 2003. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates. However, the Company has no firm commitments for obtaining capital or effecting a merger.

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

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


Note 4.  Convertible Note Payable - Related Party

On September 9, 2002 the Company received a loan in the amount of $10,000 from a related party. The promissory note bears interest at 3% and is convertible into 1,333,333 shares of the Company's common stock at the holder's request. Upon conversion, any difference between the fair market value of the common stock and its fair market value will be recorded as an expense. The note was originally due on September 9, 2003 and has been extended for one year to September 9, 2004.

The Company has accrued interest of $317 related to this promissory note, which is included in due to related party.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)

                                       Dated: November 19, 2003



                                       By  s/Michael Levine
                                         ---------------------------------------
                                         Michael Levine,
                                         President and Secretary