Form 10QSB
period 2003-12-31
RETAIL HIGHWAY COM INC
filed 2004-02-17
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2003

                         Commission File Number: 0-23485

                            RETAIL HIGHWAY.COM, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   98-0177646
                                   ----------
                        (IRS Employer Identification No.)

                              225 Macpherson Avenue
                                     Unit B
                            Toronto, Ontario, Canada
                            ------------------------
                    (Address of principal executive offices)

                                     M4V 1A1
                                     -------
                                   (Zip Code)

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
-----    -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of February12, 2004 was 10,241,867 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended December 31, 2003, are attached hereto.

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

     As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores. As described hereinbelow, as well as in our Form 10-KSB for our fiscal year ended June 30,

2003, we have abandoned this business plan and are currently seeking to merge with or otherwise acquire another business, or otherwise proceed in accordance with the disclosure below.

Results of Operations

Comparison of Results of Operations for the six month periods ended December 31, 2003 and 2002

     We generated no revenues during the six month periods ended December 31, 2003 and 2002, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $19,359 during our six month period ended December 31, 2003, compared to $23,059 during the comparable period in 2002, a decrease of $3,700 (16%). This decrease was primarily attributable to a decrease in our office rent. The expenses incurred during the six month period ended December 31, 2003, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions.

     As a result, we incurred a net loss of ($19,509) during the six month period ended December 31, 2003 (less than $0.01 per share) as compared to our net loss of ($23,151) during the comparable period in 2002.

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

     While we reviewed various potential merger or acquisition candidates during the six month period ended December 31, 2003, no definitive agreement has been reached with any such party and we are continuing to explore various potential opportunities as of the date of this report.

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

Liquidity and Capital Resources

     At December 31, 2003, we had $1,667 in cash. Also at December 31, 2003, we had accounts payable in the amount of $54,529 and two (2) outstanding loans payable. One of these loans in the amount of $23,294, which is due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf. This loan is unsecured, due upon demand and does not accrue interest.

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

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended December 31, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the six month period ended December 31, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the six month period ended December 31, 2003.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                     $     1,667
   Prepaid expense                                                  816
                                                            -----------
      Total current assets                                        2,483
                                                            -----------

FURNITURE AND FIXTURES, net of accumulated
   depreciation of $1,896                                         2,069
                                                            -----------

                                                            $     4,552
                                                            ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                    $    54,529
   Due to related party                                          23,294
   Convertible note payable - related party                      10,000
                                                            -----------
      Total current liabilities                                  87,823
                                                            -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares

  authorized, no shares issued and outstanding                       --
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 10,241,867 shares issued and outstanding          10,242
Additional paid in capital                                    1,474,625
(Deficit) accumulated during development stage               (1,568,138)
                                                            -----------

      Total stockholders' (deficit)                             (83,271)
                                                            -----------

                                                            $     4,552
                                                            ===========

   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             February 17, 1993
                                             Three months ended December 31,  Six months ended December 31,     (inception)
                                             -------------------------------  -----------------------------       through
                                                    2003        2002                 2003        2002        December 31, 2003
                                                -----------  -----------         -----------  ----------     -----------------
REVENUE                                         $        --  $        --         $        --  $       --     $              --
                                                -----------  -----------         -----------  ----------     -----------------
GENERAL AND ADMINISTRATIVE EXPENSES                  16,027       16,676              19,359      23,059             1,589,499
                                                -----------  -----------         -----------  ----------     -----------------

(LOSS) FROM OPERATIONS                              (16,027)     (16,676)            (19,359)    (23,059)           (1,589,499)
                                                -----------  -----------         -----------  ----------     -----------------

OTHER INCOME (EXPENSE)
    Interest income                                      --           --                  --          --                36,547
    Interest expense                                    (75)         (75)               (150)        (92)                 (392)
    (Loss) on sale of property and equipment             --           --                  --          --               (14,794)
                                                -----------  -----------         -----------  ----------     -----------------
                                                        (75)         (75)               (150)        (92)               21,361
                                                -----------  -----------         -----------  ----------     -----------------

NET (LOSS)                                      $   (16,102) $    (16,751)       $   (19,509) $  (23,151)    $      (1,568,138)
                                                ===========  ============        ===========  ==========     =================

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)            10,241,867     9,241,867         10,241,867   9,241,867             6,285,929
                                                ===========  ============        ===========  ==========     =================
NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                          $        --  $         --        $        --  $       --     $           (0.25)
                                                ===========  ============        ===========  ==========     =================


   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  February 17, 1993
                                                                                                     (inception)
                                                                 Six months ended December 31,         through
                                                                       2003           2002        December 31, 2003
                                                                 -----------      ------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net cash (used in) operating activities                     $    (8,195)     $   (12,765)    $        (561,692)
                                                                 -----------      -----------     -----------------

CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of applied for patent                                    --               --               (10,130)
        Proceeds from sale of property and equipment                      --               --                 5,123
        Acquisition of property and equipment                             --               --              (725,969)
                                                                 -----------      -----------     -----------------

     Net cash (used in) investing activities                              --               --              (730,976)
                                                                 -----------      -----------     -----------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net proceeds from stock issuance                                  --               --             1,284,335
        Proceeds from convertible note payable - related party            --          (10,000)               10,000
        Proceeds from note payable - related party                        --               --                25,000
        Payments on note payable - related party                          --               --               (25,000)
                                                                 -----------      -----------     -----------------

           Net cash provided by (used in) financing activities            --          (10,000)            1,294,335
                                                                 -----------      -----------     -----------------

     Net increase (decrease) in cash                                  (8,195)         (22,765)                1,667

     CASH AT BEGINNING OF PERIOD                                       9,862           71,355                    --
                                                                 -----------      -----------     -----------------

     CASH AT END OF PERIOD                                       $     1,667      $    48,590     $          1,667
                                                                 ===========      ===========     =================

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,568,138, has a working capital (deficit) of $85,340 and stockholders' (deficit) of $83,271 at December 31, 2003. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates. However, the Company has no firm commitments for obtaining capital or effecting a merger.

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

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


Note 4.  Convertible Note Payable - Related Party

On September 9, 2002 the Company received a loan in the amount of $10,000 from a related party. The promissory note bears interest at 3% and is convertible into 1,333,333 shares of the Company's common stock at the holder's request. Upon conversion, any difference between the fair market value of the common stock and its implicit value will be recorded as an expense. The note was originally due on September 9, 2003 and has been extended for one year to September 9, 2004. The Company has accrued interest of $392 related to this promissory note, which is included in due to related party.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RETAIL HIGHWAY.COM, INC.
                                      (Registrant)

                                      Dated: February 17, 2004



                                      By s/ Michael Levine
                                        ---------------------------------------
                                        Michael Levine, President and Secretary