Form 10QSB
period 2004-03-31
RETAIL HIGHWAY COM INC
filed 2004-05-13
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2004

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

                               225 MacPherson Ave.
                                     Unit B
                            Toronto, Ontario, Canada
                            ------------------------
                    (Address of principal executive offices)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 13, 2004 was 10,241,867 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended March 31, 2004, are attached hereto.

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

Results of Operations/Plan of Operations

Comparison of Results of Operations for the nine month periods ended March 31, 2004 and 2003

     We generated no revenues during the nine month periods ended March 31, 2004 and 2003 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     Selling, general and administrative expenses were $25,914 during our nine month period ended March 31, 2004, compared to $32,034 during the comparable period in 2003, a decrease of $6,120 (19.1%) This decrease was primarily attributable to a decrease in our office rent. The expenses incurred during the nine month period ended March 31, 2004, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, as well as costs associated with possible acquisitions.

     As a result, we incurred a net loss of ($26,139) during the nine month period ended March 31, 2004 (less than $0.01 per share) as compared to our net loss of ($32,201) during the comparable period in 2003.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into discussions regarding such a business combination.

     We have no full time employees. Our Chief Executive Officer, President and Secretary has agreed to allocate a portion of his time to our business activities. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

     While we reviewed various potential merger or acquisition candidates during the nine month period ended March 31, 2004, no definitive agreement has been reached with any such party and we are continuing to explore various potential opportunities as of the date of this report.

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

Liquidity and Capital Resources

     At March 31, 2004, we had $2,115 in cash. Also at March 31, 2004, we had accounts payable in the amount of $53,159 and two (2) outstanding loans payable. One of these loans is in the principal amount of $31,592, which is due to Mr. Levine and arose out of expenses incurred by Mr. Levine on our behalf and includes $6,000 advanced by Mr. Levine during the three month period ended March 31, 2004. This loan is unsecured, due upon demand and does not accrue interest.

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

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended March 31, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the nine month period ended March 31, 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the nine month period ended March 31, 2004.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                         $     2,115
   Prepaid expenses                                                     816
                                                                -----------
      Total current assets                                            2,931
                                                                -----------
FURNITURE AND FIXTURES, net of accumulated
   depreciation of $2,046                                             1,919
                                                                -----------

                                                                $     4,850
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $    53,159
   Due to related party                                              31,592
   Convertible note payable - related party                          10,000
                                                                -----------
      Total current liabilities                                      94,751
                                                                -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                           --
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 10,241,867 shares issued and outstanding              10,242
Additional paid in capital                                        1,474,625
(Deficit) accumulated during development stage                   (1,574,768)
                                                                -----------

      Total stockholders' (deficit)                                 (89,901)
                                                                -----------

                                                                $     4,850
                                                                ===========

   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         February 17, 1993
                                                                                                           (inception)
                                              Three months ended March 31,  Nine months ended March 31,      through
                                                  2004            2003          2004           2003       March 31, 2004
                                              ------------    ------------  ------------   ------------  -----------------
REVENUE                                       $         --    $         --  $         --   $         --  $              --
                                              ------------    ------------  ------------   ------------  -----------------

GENERAL AND ADMINISTRATIVE EXPENSES                  6,555           8,975        25,914         32,034          1,595,811
                                              ------------    ------------  ------------   ------------  -----------------

(LOSS) FROM OPERATIONS                              (6,555)         (8,975)      (25,914)       (32,034)        (1,595,811)
                                              ------------    ------------  ------------   ------------  -----------------
OTHER INCOME (EXPENSE)
    Interest income                                     --              --            --             --             36,304
    Interest expense                                   (75)            (75)         (225)          (167)              (467)
    (Loss) on sale of property and equipment            --              --            --             --            (14,794)
                                              ------------    ------------  ------------   ------------  -----------------
                                                       (75)            (75)         (225)          (167)            21,043
                                              ------------    ------------  ------------   ------------  -----------------

NET (LOSS)                                    $     (6,630)   $     (9,050) $    (26,139)  $    (32,201) $      (1,574,768)
                                              ============    ============  ============   ============  =================
PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)           10,241,867       9,241,867    10,241,867      9,241,867          6,374,248
                                              ============    ============  ============   ============  =================

NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                        $      (0.00)   $      (0.00) $      (0.00)  $      (0.00) $           (0.25)
                                              ============    ============  ============   ============  =================


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               February 17, 1993
                                                                                                  (inception)
                                                                 Nine months ended March 31,        through
                                                                     2004           2003         March 31, 2004
                                                                 -----------    -----------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES

     Net cash (used in) operating activities                     $   (13,747)   $   (14,400)   $        (567,244)
                                                                 -----------    -----------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of applied for patent                                    --             --              (10,130)
        Proceeds from sale of property and equipment                      --             --                5,123
        Acquisition of property and equipment                             --             --             (725,969)
                                                                 -----------    -----------    -----------------
     Net cash (used in) investing activities                              --             --             (730,976)
                                                                 -----------    -----------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES
        Net proceeds from stock issuance                                  --             --            1,284,335
        Proceeds from convertible note payable - related party            --         10,000               10,000
        Proceeds from note payable - related party                        --             --               25,000
        Advances - related party                                       6,000             --                6,000
        Payments on note payable - related party                          --             --              (25,000)
                                                                 -----------    -----------    -----------------
           Net cash provided by financing activities                   6,000         10,000            1,300,335
                                                                 -----------    -----------    -----------------

     Net increase (decrease) in cash                                  (7,747)        (4,400)               2,115

     CASH AT BEGINNING OF PERIOD                                       9,862          4,891                   --
                                                                 -----------    -----------    -----------------

     CASH AT END OF PERIOD                                       $     2,115    $       491    $           2,115
                                                                 ===========    ===========    =================


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $1,574,768, has a working capital (deficit) of $91,820 and stockholders' (deficit) of $89,901 at March 31, 2004. The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates. However, the Company has no firm commitments for obtaining capital or effecting a merger.

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

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


Note 4.  Convertible Note Payable - Related Party

On September 9, 2002 the Company received a loan in the amount of $10,000 from a related party. The promissory note bears interest at 3% and is convertible into 1,333,333 shares of the Company's common stock at the holder's request. Upon conversion, any difference between the fair market value of the common stock and its implicit value will be recorded as an expense. The note was originally due on September 9, 2003 and has been extended for one year to September 9, 2004. The Company has accrued interest of $467 related to this promissory note, which is included in due to related party.


Note 5.  Related Party Advance

During the period ended March 31, 2004, the Company's President advanced $6,000 to the Company, for working capital.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RETAIL HIGHWAY.COM, INC.
                                          (Registrant)

                                          Dated: May 13, 2004



                                          By s/ Michael Levine
                                            -----------------------------------
                                            Michael Levine,
                                            President and Secretary