Form 10KSB
period 2004-06-30
RETAIL HIGHWAY COM INC
filed 2004-10-07
CIK 1050691

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

                     For the Fiscal Year Ended June 30, 2004

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

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
          -----     -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $ -0-.

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 30, 2004: $91,604.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004 there were 10,241,867 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            RETAIL HIGHWAY.COM, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property..........................................9
Item 3.       Legal Proceedings...............................................10
Item 4.       Submission of Matters to a Vote of Security Holders.............10

PART II
Item 5.       Market for the Registrant's Common Equity
                  and Related Stockholder Matters.............................10
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................11
Item 7.       Financial Statements............................................17
Item 8.       Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................33
Item 8A.      Controls and Procedures.........................................33

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........33
Item 9B.      Compliance with Section 16(a) of Exchange Act...................35
Item 10.      Executive Compensation..........................................35
Item 11.      Security Ownership of Certain Beneficial Owners and Management..36
Item 12.      Certain Relationships and Related Transactions..................37

PART IV
Item 13.      Exhibits and Reports on Form 8-K................................38
Item 14.      Principal Accountant Fees and Services..........................40

SIGNATURES....................................................................41

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

     - Seigelgale Inc., who we had contracted to create the front end of our website, failed to create a logo or website acceptable for our use, which resulted in delaying the beta launch of our functional website. This delay caused a credibility problem with both potential investors and retail partners.

     - Despite the negative impact that e-commerce businesses experienced during the Spring of 2000, we were able to execute letters of intent with potential retailers for our website, including Software Etc., Inc. and Fredericks of Hollywood. However, other retailers expressed doubt about the effectiveness of their Internet strategies, which had a negative impact on our ability to attract retailers to our website.

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

     Since September 2002, our Chief Executive Officer, President and principal shareholder, Michael Levine, has loaned us various sums to allow us to meet our obligations. As of the date of this report, the total amount due Mr. Levine is $51,171. This balance is subject to various convertible promissory notes convertible into shares of our Common Stock at a conversion rate of $.0075 per share at any time, unless and until the Note is paid in full. The loans bear interest at the rate of 3% per annum and are repayable upon the earlier of one year or upon consummation of an acquisition or merger resulting in a change of management. We used these loans for working capital purposes.

     Our business plan is subject to numerous risk factors, including the following:

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

     There is no agreement for any business combination or other transaction and no standards for a business combination have been established. As of June 30, 2004, we had no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.

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

Subsequent Event

     In August 2004, we entered into a Plan of Reorganization (the "Merger"), with Dragon International Group Corp, Ningbo, China ("Dragon"), whereby Dragon did agree to merge with us. We are the surviving entity in the merger. This agreement was amended on September 30, 2004, in order to reduce the number of shares we are issuing to Dragon. The Agreement was approved by the shareholders of both our company and Dragon and was subject to various conditions, all of which have been satisfied as of the date of this Report. The effective date of the Merger is October 4, 2004 (the "Effective Date").

     The Merger provides for us to undertake a reverse stock split of our common stock, whereby one (1) share of common stock is to be issued in exchange for every eight (8) shares of common stock outstanding immediately prior to the Effective Date. Immediately prior to the Effective Date, there were 10,241,867 shares of our common stock issued and outstanding (1,280,234 shares post reverse stock split). We have agreed to issue an aggregate of 24,625,000 "restricted" Retail Common Shares, including (i) 22,750,000 "restricted" Retail Common Shares to the Dragon shareholders on a pro rata basis, and (ii) 1,875,000 "restricted" Retail Common Shares to those two entities designated by Dragon pursuant to contractual obligations of Dragon, so that the Dragon shareholders and assigns will own approximately 95% of the surviving company's issued and outstanding common stock. following the Effective Date.

     Additionally, as part of the Merger, we have amended our Articles of Incorporation, whereby we have changed our name to "Dragon International Group Corp.," as well as reestablishing our capitalization to the authorized capital immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, our prior management will resign their respective positions with our company and be replaced by management of Dragon.

     Dragon International Group, Inc. ("Dragon"), a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ninbo Anxin International Co. Ltd. ("Anxin"). Anxin is located in Ninbo, Zhejiang Province, China, 200 miles south of Shanghai, and was established in 1997. It is a company operating international trade as well as a manufacturer in integrated packaging paper industry. It holds an ISO9000 certificate and national license to import and export. In addition to its own operations, Anxin operates three subsidiaries, including: (i) Shanghai Anhong Paper Co. Ltd., ("Anhong"), a trading company located in Shanghai, with another manufacturing facility in Ningbo; Anhong's main products are "Federal" SBS and "Hang Kong" CCB; (ii) Ningbo Long'an Industry and Trade Co. Ltd ("Long'an"), which has been set up to begin the business of Indonesia 'Hang Kong" CCB. It holds the national license to import and export; and (iii) Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin"). Yonglongxin holds an ISO9000 certificate and has five series of products, including golden and silver paperboards, aluminum foil paperboards, pearl paperboards, laser paperboards and mirror-like paperboards Anxin has a distribution network covering east and central China.

     Federal SBS is made by International Paper Company ("IP"), the No.1 paper making company in Asia. Hang Kong CCB is manufactured by Asia Pulp & Paper Co. Ltd. ("APP"), an Indonesian company which claims to be ranked in the top 3 in the world paper manufacturing industry. We believe that these two products are the top choices for China's domestic high-level packaging materials. Anxin is a primary distributor for IP and APP in China. The products mainly aim at top-level packaging materials like cigarettes, alcohol, gifts, cosmetics, pharmaceuticals and tea. Our primarily markets are the printing and tobacco manufacturing industries. Current clients of Anxin include Dare Technology Co., Ltd. (a Chinese Listed Company), Shanghai Tobacco Industry Printing Factory and Xuzhou Tobacco Industry Company. Among all the products, we believe that "Federal" SBS holds approximately 15% of the total Chinese domestic market share and "Hang Kong" CCB holds approximately 20% of the total domestic market share in China.

     By offering high value-added products through improving production capability and developing new product line, Dragon hopes to increase its market share significantly in China. In addition, Dragon intends to expand its businesses to paper-making and printing industry by acquisition. However, there are no assurances that Dragon will be able to increase its market share, or successfully consummate any acquisition to accomplish these objectives. As of the date of this report, there is no definitive agreement between Dragon or Anxin to engage in any acquisition and there can be no assurances that such an agreement will be consummated in the future.

     In the initial seven months of 2004, Dragon generated $8.115 million in consolidated gross revenues. During its fiscal year ended June 30, 2003, Dragon generated consolidated gross revenues of approximately $14.87 million (US), with approximately $784,000 in net income. On May 31, 2004, Dragon had approximately $2.86 million in shareholder equity. The aforesaid figures are unaudited.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. Effective July 2003, we moved our principal place of business from 149 Gainsborough Rd., Suite 2, Toronto, Ontario, Canada M4L 3C3, which consisted of approximately 1,200 square feet of executive office space, to 225 Macpherson Ave., Unit B, Toronto, Ontario, Canada

M4V 1A1. While at our prior address, we paid a monthly rent of $1,250 (CDN) (approximately $850 US), pursuant to a written lease agreement, which expired June 30, 2004. At our current location, which consists of approximately 160 square feet of executive office space, we do not pay any monthly rent, pursuant to no oral sublease which has no expiration date. We believe that this location will meet our needs for the foreseeable future.

     Our principal office's telephone number is (416) 367-3213 and facsimile number is (416) 469- 5378.

     We neither own nor lease any other properties, either real or personal.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended June 30, 2004, no matters were presented to our shareholders for approval.

Subsequent Event

     As described in "Part I, Item I, Description of Business," above, in August 2004, the holders of a majority of our outstanding common stock approved the Merger with Dragon.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. Our common stock began trading on the OTC Bulletin Board operated by the NASD in August 2000. As of October 23, 2004, the price of our common stock was $0.02. Our trading symbol is "RHWY."

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

                                                    Bid Price
         Quarter Ended                        High             Low
         -------------                        ----             ---

         September 2002                       $.08             $.01
         December 2002                        $.10             $.01

         March 2003                           $.04             $02
         June 2003                            $.02             $01
         September 2003                       $.02             $.01
         December 2003                        $.02             $.05

         March 2004                           $.05             $.02
         June 2004                            $.05             $.03

     (b) Holders. There are 58 holders of our Common Stock, not including those persons who hold their securities in "street name."

     (c) Dividends. We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2005, unless we consummate a merger or acquisition.

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended June 30, 2004 and 2003

     We generated no revenues during our fiscal year ended June 30, 2004 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we esuccessfully consummate a business combination. We had no costs of sales.

     General and administrative expenses were $38,411 during our fiscal year ended June 30, 2004, compared to $41,170 in the fiscal year ended June 30, 2003, a decrease of $2,759. The expenses incurred during 2004 arose primarily from professional fees relating to our being a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and office costs. In addition, in June 2004 we wrote off $15,000 of accounts payable related to services alleged to have been performed prior to June 2000, as the statute of limitations in Nevada had expired. We recognized a gain of $15,000 in this transaction.

     As a result, we incurred a net loss of $(23,944) in 2004 (less than $0.01 per share) as compared to a net loss of $(41,170) (less than $.01 per share) during our fiscal year ended June 30, 2003.

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

     As part of our investigation, our officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

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

Liquidity and Capital Resources

     At June 30, 2004, we had $2,310 in cash.

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

     Since September 2002, our Chief Executive Officer, President and principal shareholder, Michael Levine, has loaned us various sums to allow us to meet our obligations. As of the date of this report, the total amount due Mr. Levine is $51,171. This balance is subject to various convertible promissory notes convertible into shares of our Common Stock at a conversion rate of $.0075 per share at any time, unless and until the Note is paid in full. The loans bear interest at the rate of 3% per annum and are repayable upon the earlier of one year or upon consummation of an acquisition or merger resulting in a change of management. The conversion price is not effected by any recapitalization, including any reverse stock split. We used these loans for working capital purposes. While no assurances can be provided, we believe that the terms of this note are more favorable to us than would have been provided by a commercial lending institution, if we could have identified such a lender, which we could not.

     In addition, we have another outstanding convertible note payable to a non-affiliate in the amount of $15,171, which note is consistent with the terms and conditions included in the notes issued in favor of Mr. Levine, described above.

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

     Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003. During the year ended June 30, 2004, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended June 30, 2004.

ITEM 7.  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Retail Highway.com, Inc.

We have audited the accompanying balance sheet of Retail Highway.com, Inc. (a development stage company) as of June 30, 2004, and the related statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 2003 and 2004 and the period February 17, 1993 (inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retail Highway.com, Inc. (a development stage company) as of June 30, 2004, and the results of its operations, and its cash flows for the years ended June 30, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ STARK WINTER SCHENKEIN & CO., LLP

Denver, Colorado
October 2, 2004

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004



                                     ASSETS

CURRENT ASSETS
   Cash                                                      $     2,310
                                                             -----------

FURNITURE AND FIXTURES, net of accumulated
   depreciation of $2,196                                          1,767
                                                             -----------

                                                             $     4,077
                                                             ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $    25,442
   Due to related party                                            9,271
   Convertible note payable                                       15,171
   Convertible note payable - related party                       41,900
                                                             -----------
      Total current liabilities                                   91,784
                                                             -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding
                                                             -----------
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 10,241,867 shares issued and outstanding           10,242
Additional paid in capital                                     1,474,625
(Deficit) accumulated during development stage                (1,572,574)
                                                             -----------

      Total stockholders' (deficit)                              (87,707)
                                                             -----------

                                                             $     4,077
                                                             ===========


   The accompanying notes are an integral part of these financial statements.


                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                          February 17, 1993
                                                                                              (inception)
                                                                    Years ended June 30,        through
                                                                      2003       2004        June 30, 2004
                                                                   ---------  ----------     -------------
REVENUE                                                            $       -  $        -     $           -
                                                                   ---------  ----------     -------------


GENERAL AND ADMINISTRATIVE EXPENSES                                   41,170      38,411         1,719,569
                                                                   ---------  ----------     -------------

(LOSS) FROM OPERATIONS                                               (41,170)    (38,411)       (1,719,569)
                                                                   ---------  ----------     -------------

OTHER INCOME (EXPENSE)
   Gain on relief of payables obligation                                   -      15,000           126,018
    Interest income                                                        -           -            36,304
    Interest expense                                                       -        (533)             (533)
    (Loss) on sale of property and equipment                               -           -           (14,794)
                                                                   ---------  ----------     -------------
                                                                           -      14,467           146,995

NET (LOSS)                                                         $ (41,170) $  (23,944)    $  (1,572,574)
                                                                   =========  ==========     =============
PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - (BASIC AND DILUTED)                              9,321,319  10,241,867         6,458,710
                                                                   =========  ==========     =============
NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                                             $   (0.00) $    (0.00)    $       (0.24)
                                                                   =========  ==========     =============


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               PERIOD FROM FEBRUARY 17, 1993 THROUGH JUNE 30, 2004

                                                                                   Additional
                                                                  Common Stock       Paid-In   Accumulated
                                                                 Shares    Amount    Capital    (Deficit)      Total
                                                               ----------  ------  ----------  -----------  ------------
Balance at February 17, 1993                                            -  $    -  $        -  $         -  $          -
                                                               ----------  ------  ----------  -----------  ------------

Stock issued for cash advances made on behalf of the Company
  and services provided at $0.0002 per share                    1,500,000   1,500      (1,200)            -          300

Net (Loss)                                                              -       -           -         (300)         (300)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 1993 and 1994                               1,500,000   1,500      (1,200)        (300)            -

Stock issued for cash advances made on behalf of the Company
  and services provided at $0.00006 per share                   3,500,000   3,500      (3,290)            -          210

Net (Loss)                                                              -       -           -         (210)         (210)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 1995                                        5,000,000   5,000      (4,490)        (510)            -

Expenses paid by shareholders on behalf of the company                  -       -      10,000            -        10,000

Net (Loss)                                                              -       -           -      (10,000)      (10,000)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 1996 and 1997                               5,000,000   5,000       5,510      (10,510)            -

Patent and related costs contributed at $0.004 per share                -       -      51,644            -        51,644

Net (Loss)                                                              -       -           -      (77,407)      (77,407)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 1998                                        5,000,000   5,000      57,154      (87,917)      (25,763)

Obligations assumed by shareholders on behalf of Company                -       -     113,378            -       113,378


Stock issued to acquire intangible assets at $0.001 per share   2,500,000   2,500      (2,500)           -             -

Stock issued in private placement at $.75 per share             1,711,867   1,712   1,282,188            -     1,283,900

Costs incurred in connection with private placement                     -       -      (7,065)           -        (7,065)

Net (Loss)                                                              -       -           -     (137,642)     (137,642)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 1999                                        9,211,867   9,212   1,443,155     (225,559)    1,226,808

Stock issued in private placement at $0.75 per share               10,000      10       7,490            -         7,500

Stock issued for professional services at $0.75 per share          20,000      20      14,980            -        15,000

Net (Loss)                                                              -       -           -   (1,095,213)   (1,095,213)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 2000                                        9,241,867   9,242   1,465,625   (1,320,772)      154,095

Net (Loss)                                                              -       -           -     (122,476)     (122,476)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 2001                                        9,241,867   9,242   1,465,625   (1,443,248)       31,619

Net (Loss)                                                              -       -           -      (64,212)      (64,212)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 2002                                        9,241,867   9,242   1,465,625   (1,507,460)      (32,593)


Stock issued in private placement at $0.01 per share            1,000,000   1,000       9,000            -        10,000

Net (Loss)                                                              -       -           -      (41,170)      (41,170)
                                                               ----------  ------  ----------  -----------  ------------
Balance at June 30, 2003                                       10,241,867  10,242   1,474,625   (1,548,630)      (63,763)

Net (Loss)                                                              -       -           -      (23,944)      (23,944)
                                                               ----------  ------  ----------  -----------  ------------

Balance at June 30, 2004                                       10,241,867 $10,242  $1,474,625  $(1,572,574) $    (87,707)
                                                               ==========  ======  ==========  ===========  ============


   The accompanying notes are an integral part of these financial statements.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                     February 17, 1993
                                                                                        (inception)
                                                             Years ended June 30,         through
                                                              2003           2004      June 30, 2004
                                                          -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (Loss)                                              $   (41,170)   $   (23,944)   $(1,572,574)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
   Depreciation and amortization                                  792            696         35,088
   Write off development costs                                     --             --        887,325
   Stock issued for services                                       --             --         15,510
   Loss on sale of property and equipment                          --             --         14,794
   Cancellation of indebtedness                                    --        (15,000)     ( 126,018)
   Expenses of company paid by officer                             --             --         10,000
   Obligations assumed by stockholders                             --             --         68,040
  Changes in assets and liabilities:
   Decrease in prepaid expense                                     --            816             --
   Increase in accounts payable and accrued expenses            7,541          7,458         55,614
   Increase in due to related party                            17,566         21,889         10,775
   Increase in convertible loans                               10,242            533         40,397
                                                          -----------    -----------    -----------

 Net cash (used in) operating activities                       (5,029)        (7,552)      (561,049)
                                                          -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of applied for patent                                 --             --        (10,130)
    Proceeds from sale of property and equipment                   --             --          5,123
    Acquisition of property and equipment                          --             --       (725,969)
                                                          -----------    -----------    -----------
 Net cash (used in) investing activities                           --             --       (730,976)
                                                          -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from stock issuance                           10,000             --      1,294,335
    Proceeds from note payable - related party                     --             --         25,000
    Payments on note payable - related party                       --             --        (25,000)
                                                          -----------    -----------    -----------
 Net cash provided by financing activities                     10,000             --      1,294,335
                                                          -----------    -----------    -----------
 Net increase (decrease) in cash                                4,971         (7,552)         2,310

 CASH AT BEGINNING OF PERIOD                                    4,891          9,862             --
                                                          -----------    -----------    -----------

 CASH AT END OF PERIOD                                    $     9,862    $     2,310    $     2,310
                                                          ===========    ===========    ===========

 Cash paid for:
   Interest                                               $        --    $        --    $        --
                                                          ===========    ===========    ===========
   Income taxes                                           $        --    $        --    $        --
                                                          ===========    ===========    ===========

 Non-cash investing and financing activities:
 Conversion of shareholder advances to convertible note   $        --    $    31,124    $    31,124
                                                          ===========    ===========    ===========
 Conversion of payable to convertible note                $        --    $    15,171    $    15,171
                                                          ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                                              22

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Retail Highway.com, Inc. (the Company) was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation" and has been in the development stage since its inception. Effective April 17, 1999 the Company acquired certain assets to facilitate the Company's entry into electronic commerce and changed its name to Retail Highway.com, Inc. During the fiscal year ended June 30, 2000, the Company abandoned this business plan and is currently seeking strategic alternatives.

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

Furniture and Fixtures

Furniture and fixtures are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives of 7 years. Furniture and fixtures have a cost basis of $3,963.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, notes payable and amounts due to related party. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of June 30, 2004, management believes that there is no impairment of long-lived assets.

Revenue Recognition

Revenue from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor fee is fixed or determinable, no further obligation exists and and collectability is probable. Generally, title for these shipments passes on the date of shipment. Cost of products sold consists of the cost of raw material s and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires.

Revenue from services is recognized when service is completed.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

Net (Loss) Per Common Share

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

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 has not had any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company has not had a material impact on the Company's financial position, results of operations, or cash flows.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended June 30, 2003 and 2004, the Company incurred net (losses) of $41,170 and $23,944, respectively. At June 30, 2004, the Company had a working capital (deficit) of $89,474 and stockholders' (deficit) of $87,707.

The Company's ability to continue as a going concern is contingent upon its ability to obtain capital or be party to an acquisition agreement. The Company is reliant on advances from related parties to maintain operations and is currently seeking acquisition candidates, (see note 7).

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3. STOCKHOLDERS' (DEFICIT)

Preferred Stock

The Company's Board of Directors has the authority to issue 25,000,000 shares of $0.001 par value preferred stock, in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions as shall be stated in the resolution or resolutions. No preferred stock has been issued or is outstanding at June 30, 2004.

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

In October 1995, the Company issued 3,500,000 shares of common stock valued at $210, or $0.00006 per share for services and cash

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

On April 17, 1999, the Company issued 2,500,000 shares of its common stock to acquire certain assets, including an electronic commerce web site and the rights to business and domain names

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

(see Note 1). No assets were recorded in the transaction because the seller had incurred only nominal costs for the assets and had no operations.

During May through July 1999, the Company conducted a private placement under which it issued a total of 1,721,867 shares of its common stock at a cash purchase price of $0.75 per share. As of June 30, 1999, a total of 1,711,867 of such shares had been issued with total proceeds of $1,283,900 received. The remaining 10,000 shares were issued and $7,500 of proceeds received in July 1999.

In August 1999, the Company issued 20,000 shares of its common stock in exchange for services valued at $15,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

In June 2003 the Company issued 1,000,000 shares of common stock for cash of $10,000.


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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate
                                                             34.00 %
          Valuation allowance                               (34.00)%
                                                            -------
                                                                  -%
                                                            =======

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

The estimated tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

               Reconciling items:

               Net operating loss carryforward                      $535,000
               Less valuation allowance                             (535,000)
                                                                    --------
               Net deferred tax asset                               $      -
                                                                    ========

The net operating loss carry forward of approximately $1,570,000 will expire through 2023.

The net change in valuation allowance for the year ended June 30, 2004 was $8,000.


NOTE 5. RELATED PARTY TRANSACTIONS

The Company receives bookkeeping services from a stockholder. Amounts paid to the stockholder during the years ended June 30, 2003 and 2004, were $954 and $1,936, respectively.

The President of the Company will, from time to time, provide advances to the Company for operating expenses. These advance are short-term in nature and non-interest bearing. The amount due to the President at June 30, 2004 was $9,271.

In September 2002, the President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $532 through June 30, 2004. This note has been extended twice and is now due on September 9, 2005.

In April 2004, the President of the Company entered into a convertible note agreement with the Company to convert $31,124 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $244 through June 30, 2004.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


In May, 2004, the Company's attorney entered into an agreement with the Company to convert $15,171 of accounts payable for legal services to a note. This note is convertible into 2,022,800 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (1) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrues at the rate of 18% per annum.


NOTE 6. RELIEF OF PAYABLE OBLIGATION

In June 2004, the Company wrote off $15,000 of accounts payable related to services performed prior to June 2000, as the statute of limitation in Nevada had expired and the Company recognized a corresponding gain of $15,000.


NOTE 7.  SUBSEQUENT EVENTS

Definitive Agreement

In August 2004, we entered into a Plan of Reorganization (the "Merger"), with Dragon International Group Corp, Ningbo, China ("Dragon"), whereby Dragon did agree to merge with us. We are the surviving entity in the merger. This agreement was amended on September 30, 2004, in order to reduce the number of shares we are issuing to Dragon. The Agreement was approved by the shareholders of both our company and Dragon and was subject to various conditions, all of which have been satisfied as of the date of this Report. The effective date of the Merger is October 4, 2004 (the "Effective Date").

The Merger provides for us to undertake a reverse stock split of our common stock, whereby one (1) share of common stock is to be issued in exchange for every eight (8) shares of common stock outstanding immediately prior to the Effective Date. Immediately prior to the Effective Date, there were 10,241,867 shares of our common stock issued and outstanding (1,280,234 shares post reverse stock split). We have agreed to issue an aggregate of 24,625,000 "restricted" Retail Common Shares, including (i) 22,750,000 "restricted" Retail Common Shares to the Dragon shareholders on a pro rata basis, and (ii) 1,875,000 "restricted" Retail Common Shares to those two entities designated by Dragon pursuant to contractual obligations of Dragon, so that the Dragon shareholders and assigns will own approximately 95% of the surviving company's issued and outstanding common stock. following the Effective Date.

                            RETAIL HIGHWAY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

Additionally, as part of the Merger, we have amended our Articles of Incorporation, whereby we have changed our name to "Dragon International Group Corp.," as well as reestablishing our capitalization to the authorized capital immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, our prior management will resign their respective positions with our company and be replaced by management of Dragon.

Settlement Assigned and Conversion of Payables

Subsequent to June 30, 2004, and in conjunction with the Dragon Merger described above, all of the Company's outstanding accounts payable were paid by either Mr. Levine or third parties. The amounts paid were converted into convertible promissory notes. Some of the holders of these convertible promissory notes, plus those persons who held existing outstanding convertible notes, exercised their conversion rights applicable thereto and an aggregate of 2,053,476 common shares were issued by the Company relevant thereto. The remaining notes may be converted into an aggregate of 7,041,291 shares of common stock at the discretion of the holders thereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Officers as of the date of this Report are as follows:

         Name                      Age           Position
         ----                      ---           --------

         Michael Levine            55            CEO, President, Secretary
                                                 and Director

         Joseph T. Owens           54            Director

         Louis Mann                54            Director

         Phillip Pearce            75            Director

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

     Louis Mann, director, assumed his position with us in April 1999. In addition, in December 2002, he created the Third Day Partnership, LLC, a private consulting company dealing with artists and corporations in the entertainment industry. In June 1999, he became the President of the Media Properties division of House of Blues International. From October 1988 through May 1999, Mr. Mann was a Senior Vice-President of Capital Records, Inc., Hollywood, California, one of the music industry's premiere recording companies. Mr. Mann received a Bachelor of Arts degree in Communications from the University of Maryland in 1973 and a Masters in Business Administration degree from UCLA in 1992. Mr. Mann devotes only such time as necessary to our business.

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

     During fiscal 2004, pursuant to the laws of the State of Nevada, our Board of Directors unanimously approved actions on two (2) occasions, but did not formally meet as a Board. In fiscal 2004, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

     During fiscal 2004, the Board of Directors had no committees. We generated no revenues from operations. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate revenues in the future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefor, no other reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2004 and 2003, of our Chief Executive Officer.


                           SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
                                          ---------------------------------
                    Annual Compensation           Awards            Payouts
                  ----------------------  ------------------------  -------
                                  Other
                                  Annual  Restricted  Securities             All Other
 Name and                         Compen-    Stock    Underlying     LTIP     Compen-
Principal         Salary  Bonus   sation    Award(s)  Options/SARs  Payouts   sation
Position    Year   ($)     ($)      ($)       ($)          (#)        ($)       ($)
----------  ----  -----   -----   ------  ----------  ------------  -------  ---------
Michael     2004  $   0   $   0   $    0  $        0        0       $     0  $       0
Levine,     2003  $   0   $   0   $    0  $        0        0       $     0  $       0
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

                                                            Amount and Nature of
                          Name and Address                       Beneficial        Percent
Title of Class          of Beneficial Owner                       Ownership        of Class
--------------          -------------------                 --------------------   --------
Common           Michael Levine (1)                               2,360,000          31.9%
                 25 Cavell Avenue
                 Toronto, Ontario, Canada  M4K 1L5


                                                            Amount and Nature of
                                   Name and Address              Beneficial        Percent
Title of Class               of Beneficial Owner                  Ownership        of Class
--------------               -------------------            --------------------   --------

Common           Marshall Naify Revocable Trust                    1,900,000            20.6%
                 DTD 2, 3
                 172 Golden Gate Avenue
                 San Francisco, CA  94102

Common           Daniel Booth                                       800,000              7.8%
                 501 E. Charles St.
                 Banning, CA  92220

Common           Temple Trust Co.                                    725,000             7.8%
                 2001 Leeward Highway
                 McLean Building
                 P.O. Box 62
                 Providenciales, Turk & Caicos
                 British West Indies

Common           Joseph T. Owens (1)                                 675,000             7.3%
                 104 E. Main Street
                 Durham, North Carolina  27701

Common           Louis Mann (1)                                       10,000               *
                 23911 Aspen Way
                 Calabasas, California  91302

Common           Phillip Pearce (1)                                   50,000               *
                 6624 Glenleaf Court
                 Charlotte, North Carolina  28270

Common           All Officers and Directors as a Group (4          5,661,666            48.5%
                 persons)
----------------------

* Less than 1%

(1)  Officer and director as of the date of this report.

(2) Does not include 1,749,495 shares reserved for issuance underlying the convertible notes issued in favor of Mr. Levine.

     The balance of our outstanding Common Shares are held by 52 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended June 30, 2004, Michael Levine, one of our officers and directors, provided office space to us on a rent free basis.

     Mr. Levine, our President, has, from time to time, provide advances to us for operating expenses. These advance are short-term in nature and non-interest bearing. The amount due to Mr. Levine at June 30, 2004 was $9,271 including the accrued interest described below. In September 2002, Mr. Levine lent us$10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of our common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $532 through June 30, 2004.

     In April 2004, Mr. Levine entered into a convertible note agreement with us to convert $31,124 of his advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of our common stock at a conversion price of $0.0075 per share and is due on the earlier of
(i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $244 through June 30, 2004.

     We used these loans for working capital purposes. While no assurances can be provided, we believe that the terms of this note are more favorable to us than would have been provided by a commercial lending institution, if we could have identified such a lender, which we could not.

     We received bookkeeping services from a minority shareholder. Amounts paid to this shareholder during the years ended June 30, 2004 and 2003, were $1,936 and $954, respectively.

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

Exhibit No.     Description                      Filed With
-----------     -----------                      ----------

2.0             Letter of Intent with
                   FES Innovations, Inc.         Form 8-K Dated June 5, 1998
2.0             Purchase and Sale Agreement
                      with FES Innovations, Inc. Form 8-K Dated June 25, 1998
2.2             Rescission Agreement with FES
                      Innovations, Inc.          Form 8-K Dated March 31, 1999
2.3             Letter of Intent with
                      Michael Levine             Form 8-K Dated March 31, 1999

Exhibit No.     Description                      Filed With
-----------     -----------                      ----------

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

4.1             Form of Lock-up Agreement        Form 10-SB Filed December
                                                     10, 1997

10.1            Lease Agreement between the
                     Company and H. Jaffer       Form 10-KSB Dated June 20, 2002

16.0            Letter of Resignation of Kish,
                     Leake & Associates, P.C.    Form 8-K Dated September
                                                     28, 1999
16.1            Letter of Resignation of Citrin
                     Cooperman & Company, LLP
                     (f/k/a Horton & Company,
                     LLC)                        Form 8-K Dated July 22, 2004

23.1            Consent of Horton & Company,
                     LLC                         Form 10-KSB Dated June 30, 2002

99.1            Certification of Financial
                    Statements in Accordance
                    with Sarbanes-Oxley Act      Form 10-KSB Dated June 30, 2002
99.2            Certification of Financial
                    Statements in Accordance
                    with Sarbanes-Oxley Act      Form 10-QSB Dated September 30,
                                                     2002
99.3            Certification of Financial
                    Statements in Accordance
                    with Sarbanes-Oxley Act      Form 10-QSB Dated December 31,
                                                     2002
99.4            Certification of Financial
                    Statements in Accordance
                    with Sarbanes-Oxley Act      Form 10-QSB Dated March 31,
                                                     2004

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended June 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in fiscal years ended June 30, 2004, were approved by our board of directors.

Audit Fees

     The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for 2004 and 2003 were $12,650 and $9,863, respectively, net of expenses.

Audit-Related Fees

     There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

     The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended June 30, 2004 and 2003 were $800 and $800, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 4, 2004.

                                       RETAIL HIGHWAY.COM, INC.
                                       (Registrant)


                                       By: s/ Michael Levine
                                          -------------------------------------
                                         Michael Levine, President and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 4, 2004.


s/ Michael Levine
-----------------------------------------
Michael Levine, Director

s/ Joseph T. Owens
-----------------------------------------
Joseph T. Owens, Director

-----------------------------------------
Louis Mann, Director

s/ Phillip Pearce
-----------------------------------------
Phillip Pearce