Form 10QSB
period 2004-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2004-11-16
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2004

                        Commission File Number: 000-23485

                        DRAGON INTERNATIONAL GROUP CORP.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


                            RETAIL HIGHWAY.COM, INC.
                            ------------------------
                                  (Former Name)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0177646
                        (IRS Employer Identification No.)

                                     Bldg 14
                    Suite A09, International Trading Center,
                                 29 Dongdu Road
                              Ningbo, China 315000
                              --------------------
                    (Address of principal executive offices)

                               225 Macpherson Ave.
                                     Unit B
                        Toronto, Ontario, Canada M4V 1A1
                        --------------------------------
                                (Former Address)

                                 86-574-56169308
                                 ---------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X     No      .
-----      -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 12, 2004 was 28,915,513 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended September 30, 2004, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Retail Highway.com, Inc. for the year ended June 30, 2004, and notes thereto contained in Report on Form 10-KSB of Retail Highway.com, Inc. as filed with the Securities and Exchange Commission.

     This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

     The following discussion should be read in conjunction with our unaudited Financial Statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for our year ended June 30, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

     We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

     We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectability is reasonably assured.

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

     Effective April 17, 1999, we acquired certain assets, including a proposed electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmall on earth.com" (the "Assets"). We issued 2,500,000 shares of our common stock equal to ownership of approximately 33% of our then outstanding shares, in exchange for all of the Assets. In addition, our shareholders approved an amendment to our Articles of Incorporation changing our name to "Retail Highway.com, Inc." As described hereinbelow, as well as in our Form 10-KSB for our fiscal year ended June 30, 2004, we have abandoned this business plan and have successfully merged with an unaffiliated entity subsequent to September 30, 2004.

     Effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization dated on or about August 13, 2004, as amended on September 30, 2004, we issued 24,625,000 "restricted" shares of our Common Stock, including (i) 22,750,000 "restricted" Common Shares to the Dragon International Group Corp. shareholders on a pro rata basis, and (ii) 1,875,000 "restricted" Common Shares to those entities designated by Dragon pursuant to contractual obligations of Dragon in exchange for all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation. In connection with the merger, the Company effected a reverse stock split of the Company's common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-shares information has been restated to reflect this reverse stock split. For financial accounting purposes, this exchange of stock will be treated as a recapitalization of Retail with our former shareholders retaining 1,280,234 shares, or approximately 5% of our outstanding stock. Additionally, as part of the Merger, we have amended our Articles of Incorporation, whereby we have changed our name to "Dragon International Group Corp.," as well as reestablishing our capitalization to the authorized capital immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, our prior management resigned their respective positions with our company and have been replaced by management of Dragon.

     Dragon was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). Anxin is located in Ningbo, Zhejiang Province, China, 200 miles south of Shanghai, and was established in 1997. It is a company operating in international trade as well as a manufacturer in the integrated packaging paper industry. It holds an ISO9000 certificate and national license to import and export. In addition to its own operations, Anxin operates three subsidiaries, including: (i) Shanghai Anhong Paper Co. Ltd., ("Anhong"), a trading company located in Shanghai, with another manufacturing facility in Ningbo; Anhong's main products are "Federal" SBS and "Hang Kong" CCB; (ii) Ningbo Long'an Industry and Trade Co. Ltd ("Long'an"), which has been set up to begin the business of Indonesia `Hang Kong" CCB. It holds the national license to import and export; and (iii) Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin"). Yonglongxin holds an ISO9000 certificate and has five series of products, including golden and silver paperboards, aluminum foil paperboards, pearl paperboards, laser paperboards and mirror-like paperboards Anxin has a distribution network covering east and central China. The Merger between Dragon and Anxin has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon, pursuant to which Anxin is treated as the continuing entity.

Results of Operations

     Comparison of Results of Operations for the three month periods ended September 30, 2004 and 2003

     We generated no revenues during the three month periods ended September 30, 2004 and 2003. We had no costs of sales. For the three months ended September 30, 2004, general and administrative expenses were $8,673, as compared to $3,406 for the three months ended September 30, 2003, an increase of $5,267. The expenses incurred during 2004 and 2003 arose primarily from professional fees relating to our being a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and office costs.

     For the three months ended September 30, 2004, we wrote off $3,665 of accounts payable. We recognized a gain of $3,665 in this transaction.

     As a result, we reported a net loss of $5,322 (less than $.01 per share) for the three months ended September 30, 2004, as compared to a net loss of $3,406 (less than $.01 per share) for the three months ended September 30, 2003.

Plan of Operation

     At September 30, 2004, our business plan provided for us to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We accomplished this goal by engaging in the merger with Dragon, described above, effective October 4, 2004.

     Our purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We did not restrict our search to any specific business, industry, or geographical location. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

     The analysis of new business opportunities was undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. In analyzing prospective business opportunities, our former management considered such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors.

     Former management, while not especially experienced in matters relating to our then business, relied upon their own efforts in accomplishing our business purposes. Other than our legal counsel, we did not utilize any outside consultants or advisors to effectuate our business objectives as of September 30, 2004. We did not restrict our search for any specific kind of firms.

Risk Factors

     As a result of the merger with Dragon described herein, investors should be aware that our business is now subject to new risks not previously attributable to us. Following is a list of certain risks which prospective investors should be aware.

     A downturn or stagnation in the economic environment of the People's Republic of China could have a material adverse effect on our financial condition. Effective October 4, 2004, our revenues will be mainly derived from sale of paper products in the Peoples Republic of China ("PRC"). Our new management hopes to expand operations to countries outside the PRC. However, such expansion has not been commenced and there are no assurances that we will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on our financial condition.

     There is a risk of increased competition within the PRC. In addition to competing with other companies, we may have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that we will remain competitive should this occur.

     Fluctuation in the current exchange rate could have a negative impact on our earnings. We cannot provide any assurances or otherwise guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Liquidity and Capital Resources

     At September 30, 2004 we had limited working capital and cash and cash equivalents to conduct our operations.

     Net cash used in operating activities for the three months ended September 30, 2004 was $10,260 as compared to $2,336 for the three months ended September 30, 2003. Net cash provided by financing activities for the three months ended September 30, 2004 was $8,074, as compared to net cash provided by financing activities for the three months ended September 30, 2003, of $2,496 and related to advances received from a related party.

     We currently have no material commitments for capital expenditures.

     At September 30, 2004, we had four (4) outstanding loans payable, including notes in the amounts of $10,000 and $31,124, payable to our former President and two other convertible notes in the aggregate amount of $26,575. These notes are convertible into shares of our common stock at a conversion price of $0.0075 per share. The notes aggregating $26,575 were converted subsequent to September 30, 2004. See "Part II, Item 2, Subsequent Events," below. The remaining notes are due on or before on or before September 6, 2005 and April 1, 2005, respectively. Interest accrues at the rate of 3% per annum. While no assurances can be provided, we believe that the terms of these notes are more favorable to us than would have been provided by a commercial lending institution at the time the notes were incurred, if we could have identified such a lender, which we could not.

     While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to build an additional manufacturing line in order to expand our paper product production. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $2 million to $3 million. We do not presently have sufficient working capital to fund this project and we will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There were no legal proceedings which we commenced, or which were filed or threatened against our Company during the three month period ended September 30, 2004.

ITEM 2. CHANGES IN SECURITIES.

     We did not issue any of our securities during the three month period ended September 30, 2004.

Subsequent Events

     Effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization dated on or about August 13, 2004, as amended on September 30, 2004, we issued 24,625,000 "restricted" shares of our Common Stock, including
(i) 22,750,000 "restricted" Common Shares to the Dragon shareholders on a pro rata basis, and (ii) 1,875,000 "restricted" Common Shares to those entities designated by Dragon pursuant to contractual obligations of Dragon in exchange for all of the outstanding capital stock of Dragon, with our former shareholders retaining 1,280,234 shares, or approximately 5% of our outstanding stock. In connection with the merger, we effected a reverse stock split of our common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. The record date of this reverse stock split was October 1, 2004.

     On or about October 4, 2004, holders of convertible promissory notes aggregating $26,574 elected to convert this balance into an aggregate of 3,543,211common shares, which were issued to an aggregate of eight persons and/or entities. We relied upon the exemption from registration afforded by Regulation D and Section 4/2, as applicable, promulgated under the Securities Act of 1933, as amended, to issue these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     During the three month period ended September 30, 2004, pursuant to the laws of the State of Nevada, a majority of the holders of our outstanding common stock approved the merger with Dragon, as well as the reverse stock split of our common stock described above herein and the amendment to our Articles of Incorporation, wherein we amended the name of our company to Dragon International Group Corp. and reestablished our authorized capital to 25,000,000 shares of

Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share.

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended September 30, 2004.

Subsequent Events

     On or about October 4, 2004, we filed a report on Form 8-K, advising of the merger with Dragon described hereinabove, as well as the change in control of our company which resulted therefrom.

     On or about November 8, 2004, we filed a report on Form 8-K, advising of the termination of our relationship with our former accountants and the retention of Sherb & Co, LLP as our independent certified accountants, as well as the issuance of shares of our common stock pursuant to the conversion of certain outstanding convertible promissory notes.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash                                                             $       124
                                                                    -----------
     Total current assets                                                   124
                                                                    -----------
FURNITURE AND FIXTURES, net of accumulated
   depreciation of $2,346                                                 1,618
                                                                    -----------
     Total assets                                                   $     1,742
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $     8,637
   Due to related party                                                  17,345
   Convertible notes payable                                             26,575
   Convertible note payable - related party                              42,214
                                                                    -----------
      Total current liabilities                                          94,771
                                                                    -----------
STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                               --
Common stock, $0.001 par value, 50,000,000 shares
   authorized, 1,280,234 shares issued and outstanding                    1,280
Additional paid in capital                                            1,483,587
Deficit accumulated during development stage                         (1,577,896)
                                                                    -----------
      Total stockholders' deficit                                       (93,029)
                                                                    -----------

      Total liabilities and stockholders' deficit                   $     1,742
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Three Months ended    February 17, 1993
                                                     September 30,            (inception)
                                             --------------------------         through
                                                 2004           2003       September 30, 2004
                                             -----------    -----------    ------------------
REVENUE                                      $        --    $        --    $               --

GENERAL AND ADMINISTRATIVE EXPENSES                8,673          3,406             1,728,242
                                             -----------    -----------    ------------------
LOSS FROM OPERATIONS                              (8,673)        (3,406)           (1,728,242)
                                             -----------    -----------    ------------------
OTHER INCOME (EXPENSE):
   Gain on relief of payables obligation           3,665             --               129,683
    Interest income                                   --             --                36,304
    Interest expense                                (314)            --                  (847)
    Loss on sale of property and equipment            --             --               (14,794)
                                             -----------    -----------    ------------------
       TOTAL OTHER INCOME (EXPENSE)                3,351             --               150,346
                                             -----------    -----------    ------------------
NET LOSS                                     $    (5,322)   $    (3,406)   $       (1,577,896)
                                             ===========    ===========    ==================
PER SHARE INFORMATION:

NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                       $     (0.00)   $     (0.00)   ($           1.90)
                                             ===========    ===========    =================
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED            1,280,234      1,280,234              828,481
                                             ===========    ===========    =================


   The accompanying notes are an integral part of these financial statements.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             For the Three Months Ended    February 17, 1993
                                                                    September 30,             (inception)
                                                             --------------------------         through
                                                                 2004           2003       September 30, 2004
                                                             -----------    -----------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                                   $    (5,322)   $    (3,406)   $       (1,577,896)
  Adjustments to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization                                     149            198                35,237
   Write off development costs                                        --             --               887,325
   Stock issued for services                                          --             --                15,510
   Loss on sale of property and equipment                             --             --                14,794
   Cancellation of indebtedness                                       --             --              (126,018)
   Expenses of company paid by officer                                --             --                10,000
   Obligations assumed by stockholders                                --             --                68,040
  Changes in assets and liabilities:
     Accounts payable and accrued expenses                        (5,401)           872                50,213
     Convertible loan                                                314             --                40,711
                                                             -----------    -----------    ------------------
 Net cash (used in) operating activities                         (10,260)        (2,336)             (582,084)
                                                             -----------    -----------    ------------------
CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of applied for patent                                    --             --               (10,130)
    Proceeds from sale of property and equipment                      --             --                 5,123
    Acquisition of property and equipment                             --             --              (725,969)
                                                             -----------    -----------    ------------------
 Net cash (used in) investing activities                              --             --             (730,976)
                                                             -----------    -----------    ------------------
CASH FLOW FROM FINANCING ACTIVITIES
    Net proceeds from stock issuance                                  --             --             1,294,335
    Increase in due to related party                               8,074          2,496                18,849
    Proceeds from note payable - related party                        --             --                25,000
    Payments on note payable - related party                          --             --               (25,000)
                                                             -----------    -----------    ------------------
 Net cash provided by financing activities                         8,074          2,496             1,313,184
                                                             -----------    -----------    ------------------
 Net increase (decrease) in cash                                  (2,186)           160                   124

 CASH AT BEGINNING OF PERIOD                                       2,310          9,862                    --
                                                             -----------    -----------    ------------------
 CASH AT END OF PERIOD                                       $       124    $    10,022    $              124
                                                             ===========    ===========    ==================
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
   Interest                                                  $        --    $        --    $               --
                                                             ===========    ===========    ==================
   Income taxes                                              $        --    $        --    $               --
                                                             ===========    ===========    ==================
 Non-cash investing and financing activities:
    Conversion of shareholder advances to convertible note   $        --    $        --    $           31,124
                                                             ===========    ===========    ==================
     Conversion of payable to convertible note               $    11,404    $        --    $           26,575
                                                             ===========    ===========    ==================

   The accompanying notes are an integral part of these financial statements.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The Company

Dragon International Group Corp. (formerly Retail Highway.com, Inc. ("Retail")) was incorporated in the State of Nevada on February 17, 1993, under the name "LBF Corporation" and has been in the development stage since its inception. Effective April 17, 1999, the Company acquired certain assets to facilitate the Company's entry into electronic commerce and changed its name to Retail Highway.com, Inc.

On or about August 13, 2004, as amended on September 30, 2004 and effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization, the Company issued 24,625,000 shares of its common stock in exchange for all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of Retail with the former shareholders of the Company retaining 1,280,234 or approximately 5% of the outstanding stock.

In connection with the merger, the Company affected a reverse stock split of its common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-shares information has been restated to reflect this reverse stock split.

Additionally, as part of the Merger and pursuant to the affirmative consent of the holders of a majority of the Company's issued and outstanding common stock, the Company amended its Articles of Incorporation, whereby it changed its name to "Dragon International Group Corp." and reestablishing its capitalization to the authorized capital immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, the Company's prior management resigned their respective positions with the Company and was replaced by management of Dragon.

Dragon International Group, Inc. ("Dragon"), a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). Anxin is located in Ningbo, Zhejiang Province, China, 200 miles south of Shanghai, and was established in 1997. It is a company operating in international trade as well as a manufacturer in the integrated packaging paper industry. It holds an ISO9000 certificate and national license to import and export. In addition to its own operations, Anxin operates three subsidiaries, including: (i) Shanghai Anhong Paper Co. Ltd., ("Anhong"), a trading company located in Shanghai, with another manufacturing facility in Ningbo; Anhong's main products are "Federal" SBS and "Hang Kong" CCB; (ii) Ningbo Long'an Industry and Trade Co. Ltd ("Long'an"), which has been set up to begin the business of Indonesia `Hang Kong" CCB. It holds

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

The Company (Continued)

the national license to import and export; and (iii) Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin"). Yonglongxin holds an ISO9000 certificate and has five series of products, including golden and silver paperboards, aluminum foil paperboards, pearl paperboards, laser paperboards and mirror-like paperboards Anxin has a distribution network covering east and central China. The Stock Purchase Agreement between Dragon and Anxin has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon, pursuant to which Anxin is treated as the continuing entity.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

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

Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. For the three months ended September 30, 2004 and 2003, the Company did not have revenue.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related party

The former President of the Company, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the former President at September 30, 2004 was $17,345.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Convertible note payable - related party

In September 2002, the former President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on or before September 6, 2005. Interest accrues at the rate of 3% per annum and aggregated $532 through September 30, 2004.

In April 2004, the former President of the Company entered into a convertible note agreement with the Company to convert $31,124 of advances to pay operating expenses into a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on or before April 1, 2005. Interest accrues at the rate of 3% per annum and aggregated $558 through September 30, 2004.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

In May 2004, the Company's attorney entered into an agreement with the Company to convert $15,170 of accounts payable for legal services to a note. This note is convertible into shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrues at the rate of 18% per annum. On October 4, 2004, a portion of this note was converted into 1,489,735 shares of common stock. The holder released the Company from the remaining balance due after conversion of the aforesaid shares.

In August 2004, a vendor entered into an agreement with the Company to convert $11,404 of accounts payable to a convertible note. This note is convertible into 1,520,544 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrues at the rate of 18% per annum. On October 4, 2004, this note was converted into 1,520,544 shares of common stock.

NOTE 4 - STOCKHOLDERS EQUITY

Common Stock

In August 2004, holders of a majority of the Company's issued and outstanding common stock and the Company's board of directors approved a 1 for 8 reverse stock split. All per share data included in the accompanying consolidated financial statement have been adjusted retroactively to reflect the reverse split.

NOTE 5 - OPERATING RISK

(a) Country risk

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



Effective October 4, 2004, the Company's revenues will be mainly derived from the sale of paper products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

The Company's future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 5 - OPERATING RISK (continued)

(f) Performance of subsidiaries risk

Effective October 4, 2004, a majority of the Company's revenues will be derived via the operations of the Company's Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

NOTE 6 - SUBSEQUENT EVENTS

On October 4, 2004, holders of convertible promissory notes aggregating $26,575 exercised their conversion rights applicable thereto and we issued an aggregate of 3,543,211 common shares to eight persons and/or entities. The Company relied upon the exemption from registration afforded by Regulation D and Regulation S, as applicable, promulgated under the Securities Act of 1933, as amended, to issue these securities.

On October 4, 2004, under an Agreement and Plan of Reorganization, the Company issued 24,625,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DRAGON INTERNATIONAL GROUP CORP.
                               (Registrant)

                               Dated: November 16, 2004



                               By s/ David Wu
                                 -----------------------------------------------
                                 David Wu, Chief Executive Officer and President