Form 10QSB
period 2004-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2005-02-24
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 2004
Commission file number:                     0-23485



                        DRAGON INTERNATIONAL GROUP CORP.
             (Exact name of registrant as specified in its charter)


         Nevada                                        98-0177646
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)





                                     Bldg 14
                    Suite A09, International Trading Center,
                                 29 Dongdu Road
                              Ningbo, China 315000
               (Address of principal executive offices)(Zip code)

                                (86) 574-56169308
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 2005; 37,585,234 outstanding shares of common stock, $.001 par value per share.

                        DRAGON INTERNATIONAL GROUP CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
         December 31, 2004 (Unaudited)..................................    3
      Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended December 31, 2004 and 2003.. 4 Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended December 31, 2004 and 2003............    5

      Notes to Consolidated Financial Statements........................    6-19

      Item 2 - Management's Discussion and Analysis or Plan of Operation   20-29

      Item 3 - Controls and Procedures..................................   29


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings........................................   30

      Item 2 - Changes in Securities and Use of Proceeds................   30

      Item 3 - Default upon Senior Securities ..........................   30

      Item 4 - Submission of Matters to a Vote of Security Holders......   30

      Item 5 - Other Information........................................   31

      Item 6 - Exhibits and Reports on Form 8-K.........................   31

      Signatures........................................................   32

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                 $   672,326
 Short-term investments                                        362,319
 Accounts receivable (net of allowance for
  doubtful accounts of $55,835)                              2,225,201
 Inventories                                                   899,477
 Advances to employees                                         128,658
 Due from related parties                                    2,497,705
 Prepaid expenses and other                                    198,993
                                                            -----------
        Total Current Assets                                 6,984,679

PROPERTY AND EQUIPMENT - Net                                   413,255

OHER ASSETS                                                     13,820
                                                            -----------
        Total Assets                                       $ 7,411,754
                                                            ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                         $ 2,059,179
 Convertible notes payable                                      41,214
 Accounts payable                                            1,590,992
 Accrued expenses                                              759,187
 Advances from customers                                         7,719
                                                            -----------

        Total Current Liabilities                            4,458,291

LONG-TERM DEBT, net of current portion                         120,773
                                                            -----------

        Total Liabilities                                    4,579,064
                                                            -----------

STOCKHOLDERS' EQUITY:
 Common stock ($.001 Par Value; 50,000,000
  Shares Authorized; 33,448,445 shares
  issued and outstanding)                                       33,448
 Additional paid-in capital                                    336,184
 Retained earnings                                           2,463,058
                                                            -----------
        Total Stockholders' Equity                           2,832,690
                                                            -----------
        Total Liabilities and Stockholders' Equity         $ 7,411,754
                                                            ===========


                 See notes to consolidated financial statements
                                       -3-

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                             For the Three Months       For the Six Months
                               Ended December 31,        Ended December 31,
                             ----------------------     ---------------------
                               2004        2003            2004        2003
                              ------      ------         -------     --------
                           (Unaudited) (Unaudited)     (Unaudited)  (Unaudited)

NET REVENUES              $ 8,548,221  $ 2,353,035    $ 12,091,071  $ 8,683,755

COST OF SALES               8,281,621    1,694,581      11,518,503    7,687,816
                           ----------    ----------     -----------   ----------

GROSS PROFIT                  266,600      658,454         572,568      995,939
                           ----------    ----------      -----------   ---------
OPERATING EXPENSES:
 Selling expenses              67,983       74,170         218,224      283,700
 General and
  administrative              211,918       41,693         281,498      112,880
                           ----------    ----------      -----------  ----------
Total Operating Expenses      279,901      115,863         499,722      396,580
                           ----------    ----------      -----------  ----------
INCOME (LOSS) FROM
 OPERATIONS                   (13,301)     542,591          72,846      599,359

OTHER INCOME (EXPENSE):
 Other income                  10,695      113,956          29,913      127,443
 Interest expense, net        (29,745)     (22,453)        (51,682)     (40,121)
                           ----------    ----------      -----------  ----------
Total Other Income
 (Expenses)                   (19,050)      91,503         (21,769)      87,322
                           ----------    ----------      -----------  ----------
INCOME (LOSS) BEFORE
 INCOME TAXES                 (32,351)     634,094          51,077      686,681

INCOME TAXES                   (9,692)     (41,643)        (49,283)     (59,053)
                           ----------    ----------      -----------   ---------
NET INCOME (LOSS)         $   (42,043) $   592,451    $      1,794    $ 627,628
                           ==========    =========       ===========   =========


PER SHARE INFORMATION:

NET INCOME (LOSS) PER
 COMMON SHARE
  (BASIC AND DILUTED)     $     (0.00) $      0.02    $       0.00    $    0.02
                           ==========    =========       ===========   =========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND
 DILUTED                   29,392,783   28,168,211       28,780,497   28,168,211
                           ==========   ==========       ===========   =========


                 See notes to consolidated financial statements
                                       -4-

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                        For the Six
                                                       Months Ended
                                                       December 31,
                                              ----------------------------------
                                                 2004                 2003
                                               ---------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $     1,794       $      627,628
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation                                   36,643               22,535
 Changes in assets and liabilities:
   Accounts receivable                          (126,356)            (838,945)
   Inventories                                 1,927,737              492,033
   Prepaid and other current assets              433,189             (686,622)
   Advances to employees                         442,736                6,040
   Other assets                                  (13,820)              65,784
   Accounts payable                           (2,703,005)             855,245
   Accrued expenses                             (223,743)            (126,750)
   Advances to customers                        (381,220)            (151,553)
                                               ----------         -------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                           (606,045)             265,395
                                               ----------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Due from related parties                         61,335                 -
 Decrease in short-term investments               24,154                 -
 Capital expenditures                           (151,453)             (31,860)
                                               ----------         -------------
NET CASH FLOWS USED IN INVESTING
 ACTIVITIES                                      (65,964)             (31,860)
                                               ----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable                   1,043,479                 -
 Contributed capital                              15,000                 -
 Payments on loans payable                          -                (120,774)
 Distributions to shareholders                      -                 (72,464)
                                               ----------         -------------
NET CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                          1,058,479             (193,238)
                                               ----------         -------------
NET INCREASE IN CASH                             386,470               40,297

CASH  - beginning of year                        285,856              501,135
                                               ----------         -------------
CASH - end of period                         $   672,326       $      541,432
                                               ==========         =============


SUPPLEMENTAL CASH FLOW INFORMATION:

 Conversion of notes to common stock         $    26,859       $         -
                                               ==========         =============

                 See notes to consolidated financial statements.
                                       -5-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp. (formerly Retail Highway.com, Inc. ("Retail" or the "Company") was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation" and has been in the development stage since its inception. Effective April 17, 1999, the Company acquired certain assets to facilitate the Company's entry into electronic commerce and changed its name to Retail Highway.com, Inc.

On or around August 13, 2004, as amended on September 30, 2004 and effective October 4, 2004, under an Agreement and Plan of Reorganization, the Company issued 24,625,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of Retail with the former shareholders of the Company retaining 1,280,234 or approximately 5% of the outstanding stock.

In connection with the merger, the Company effected a reverse stock split of the Company's common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-share information has been restated to reflect this reverse stock split.

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby it changed its name to Dragon International Group
Corp. as well as reestablishing capitalization to the authorized capital immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, the Company's prior management resigned their respective positions with the Company and were replaced by management of Dragon.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

The Company (Continued)

Dragon, a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). Anxin is located in Ningbo, Zhejiang Province, China, 200 miles south of Shanghai, and was established in 1997. It is a company operating in international trade as well as a manufacturer in the integrated packaging paper industry. It holds an ISO9000 certificate and national license to import and export. In addition to its own operations, Anxin operates three subsidiaries, including: (i) Shanghai Anhong Paper Co. Ltd., ("Anhong"), a trading company located in Shanghai, with another manufacturing facility in Ningbo; Anhong's main products are "Federal" SBS and "Hang Kong" CCB; (ii) Ningbo Long'an Industry and Trade Co. Ltd ("Long'an"), which has been set up to begin the business of Indonesia `Hang Kong" CCB. It holds the national license to import and export; and (iii) Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin"). Yonglongxin holds an ISO9000 certificate and has five series of products, including golden and silver paperboards, aluminum foil paperboards, pearl paperboards, laser paperboards and mirror-like paperboards. Anxin has a distribution network covering east and central China. The Stock Purchase Agreement between Dragon and Anxin has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon, pursuant to which Anxin is treated as the continuing entity.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

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

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2004, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Anxin, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2004 and 2003 was not material.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


NOTE 2 - INVENTORIES

At December 31, 2004, inventories consisted of the following:

         Raw materials                                  $        422,588
         Finished goods                                          476,889
                                                          --------------
                                                        $        899,477
                                                          ==============

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. At December 31, 2004, the Company had a net receivable from several affiliated entities owned by an officer of the Company amounting to $2,497,705. These advanced are payable on demand and are personally guaranteed by the officer.

Due to related party

The former President of the Company, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the former President at December 31, 2004 was $18,345 and is included in accrued expenses on the accompanying balance sheet.

Convertible note payable - related party

In September 2002, the former President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $532 through December 31, 2004.

In April 2004, the former President of the Company entered into a convertible note agreement with the Company to convert $31,214 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $558 through December 31, 2004.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)




NOTE 4 - CONVERTIBLE NOTES PAYABLE

In May, 2004, the Company's attorney entered into an agreement with the Company to convert $15,171 of accounts payable for legal services to a note. This note is convertible into 2,022,667 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (1) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrues at the rate of 18% per annum. On October 4, 2004, this note was converted into 2,022,667 shares of common stock.

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

NOTE 5 - STOCKHOLDERS EQUITY

Common Stock

In August 2004, the Company's board of directors approved a 1 for 8 reverse stock split. All per share data included in the accompanying consolidated financial statement have been adjusted retroactively to reflect the reverse split.

On October 4, 2004, holders of convertible promissory notes aggregating $26,575 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 3,543,211 common shares to five persons and/or entities (see note 4).

On October 4, 2004, under an Agreement and Plan of Reorganization, the Company issued 24,625,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation.

On December 31, 2004, in connection with the acquisition of the remaining 30% of its subsidiary, the Company issued 4,000,000 shares of common stock.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)



NOTE 6 - OPERATING RISK

(a) Country risk

The Company's revenues are mainly derived from the sale of paper products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE 6 - OPERATING RISK (Continued)

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

(f) Performance of subsidiaries risk

All of the Company's revenues is derived via the operations of the Company's Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

NOTE 6 - SUBSEQUENT EVENTS

Effective January 17, 2005, a holder of a convertible promissory note exercised his conversion rights applicable thereto and the Company issued 1,095,000 common shares to him pursuant to the terms of said note. Effective February 7, 2005, holders of outstanding convertible promissory notes exercised their respective conversion rights applicable thereto and the Company issued an aggregate of 3,041,789 common shares to four holders pursuant to the terms of their notes.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with the financial statements of Retail Highway.com, Inc. for the year ended June 30, 2004 and notes thereto contained in Report on Form 10-KSB of Retail Highway.com, Inc. as filed with the Securities and Exchange Commission.

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond our control.

On or around August 13, 2004, as amended on September 30, 2004 and effective October 4, 2004, under an Agreement and Plan of Reorganization, we issued 24,625,000 shares of our common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Retail with our former shareholders retaining 1,280,234, or approximately 5% of the outstanding stock.

Dragon International Group Corp. ("Dragon"), a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). Anxin is located in Ningbo, Zhejiang Province, China, 200 miles south of Shanghai, and was established in 1997. It is a company operating in international trade as well as a manufacturer in the integrated packaging paper industry. It holds an ISO9000 certificate and national license to import and export. In addition to its own operations, Anxin operates three subsidiaries, including: (i) Shanghai Anhong Paper Co. Ltd., ("Anhong"), a trading company located in Shanghai, with another manufacturing facility in Ningbo; Anhong's main products are "Federal" SBS and "Hang Kong" CCB; (ii) Ningbo Long'an Industry and Trade Co. Ltd ("Long'an"), which has been set up to begin the business of Indonesia `Hang Kong" CCB. It holds the national license to import and export; and (iii) Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin"). Yonglongxin holds an ISO9000 certificate and has five series of products, including golden and silver paperboards, aluminum foil paperboards, pearl paperboards, laser paperboards and mirror-like paperboards Anxin has a distribution network covering east and central China. The Stock Purchase Agreement between Dragon and Anxin has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Anxin, pursuant to which Dragon is treated as the continuing entity.


On December 31, 2004, we issued 4,000,000 common shares for the remaining 30% interest in Anxin.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

RESULTS OF OPERATIONS

Comparison of Our Results of Operations for the Six Month Periods Ended December 31, 2004 and 2003

Revenues

For the six months ended December 31, 2004, our revenues were $12,091,071, as compared to $8,683,755 for the six months ended December 31, 2003, an increase of $3,407,316 or approximately 39%. We attribute this increase in net revenues to an increase in revenues from the manufacture and sale of our paper products. We anticipate that our net revenues will continue to increase in fiscal 2005 from amounts reported in fiscal 2004.

Cost of Sales and Gross Profit

For the six months ended December 31, 2004, cost of sales amounted to $11,518,503, or 95% of net revenues, as compared to cost of sales of $7,687,816 or 89% of net revenues for the six months ended December 31, 2003, an increase of 50%. This increase resulted from an increase in the dollar amount of revenue, as well as an increase in raw material costs and overhead costs such as utilities during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

Gross profit for the six months ended December 31, 2004 was $572,568 or 5% of revenues, as compared to $995,939 or 11% of revenues for the six months ended December 31, 2003.

Operating Expenses

For the six months ended December 31, 2004, total operating expenses were $499,722, as compared to $396,580 for the six months ended December 31, 2003, an increase of $103,142, or approximately 26%. This increase is attributable to increased shipping costs and local tax costs associated with our increased revenues. Additionally, for the six months ended December 31, 2004, we decreased our advertising and promotions spending compared to the same period in the prior year. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

For the six months ended December 31, 2004, selling expenses amounted to $218,224, as compared to $283,700 for the six months ended December 31, 2003, a decrease of $65,476 or approximately 23%.

               o For the six months ended December 31, 2004, general and administrative expenses were $281,498, as compared to $112,880 for the six months ended December 31, 2003, an increase of $168,618, or approximately 149%. For the six months ended December 31, 2004, we incurred professional fees of approximately $70,000 related to our acquisition of Anxin as compared to $0 for the six months ended December 31, 2003, an increase of $70,000 or 100%. Additional increases were due to increase shipping and handling costs and increase marketing related fees.

           For the six months ended December 31, 2004, other income amounted to $29,913 as compared to other income of expenses of $127,443 for the six months ended December 31, 2003. Other income for the six months ended December 31, 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

         For the six months ended December 31, 2004, interest expense was $51,682, as compared to $40,121 for the six months ended December 31, 2003 and was related to increased borrowings.

         As a result of these factors, we reported net income of $1,794 (less than $.01 per share) for the six months ended December 31, 2004, as compared to net income of $627,628 (approximately $.02 per share) for the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004 we had cash and cash equivalents of $672,326.

         Net cash used in operating activities for the six months ended December 31, 2004, was $591,045, as compared to net cash provided by operating activities of $230,218 for the six months ended December 31, 2003.

   Net cash used in investing activities for the six months ended December 31, 2004 was $65,964, as compared to net cash used in investing activities for the six months ended December 31, 2003, of $31,860. For the six months ended December 31, 2004, we used cash for capital expenditures of $151,453, offset by cash provided by a decrease in short-term investments and repayments of related party advances. For the six months ended December 31, 2003, we used cash for capital expenditures of $31,860.

         Net cash provided by financing activities for the six months ended December 31, 2004 was $1,043,479 as compared to net cash used in financing activities for the six months ended December 31, 2003 of $(193,238). For the six months ended December 31, 2004, we received proceeds of $1,043,479 from loans payable. For the six months ended December 31, 2003, we repaid loans payable of $120,774 and had a shareholder distribution of $72,464.

         We currently have no material commitments for capital expenditures.


         While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to build an additional manufacturing line in order to expand our paper product production. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $1 million to $2 million. We do not presently have sufficient working capital to fund this project and we will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

RISK FACTORS

         An investment in our securities involves a high degree of risks. Following are a description of those risks of which our management is currently aware:

         Our revenues are mainly derived from sale of paper products in the Peoples Republic of China (PRC). We hope to expand our operations to countries outside the PRC. However, such expansion has not been commenced and there are no assurances that we will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on our financial condition and results of operations.

         In addition to competing with other companies, we could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that we will remain competitive should this occur.

         We cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

         Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, our ability to operate the PRC subsidiaries could be affected.

         Our future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to us and could have an adverse effect on business development. We do not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

         Our revenues are derived via the operations of our Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of our control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that our subsidiaries are located in China and have specific risks associated with that and the intensifying competition for our products and services and those of the subsidiaries

ITEM 3. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

         Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         On October 4, 2004, holders of convertible promissory notes aggregating $26,575 exercised their conversion rights applicable thereto and we issued an aggregate of 3,543,211 common shares to five persons and/or entities. We relied upon the exemption from registration afforded by Regulation D and Regulation S, as applicable, promulgated under the Securities Act of 1933, as amended, to issue these securities.

         On December 31, 2004, in connection with the acquisition of the remaining 30% its subsidiary, we issued 4,000,000 shares of common stock.

         Subsequent Event

         Effective January 17, 2005, a holder of a convertible promissory note exercised his conversion rights applicable thereto and we issued 1,095,000 common shares to him pursuant to the terms of said note. Effective February 7, 2005, holders of outstanding convertible promissory notes exercised their respective conversion rights applicable thereto and we issued an aggregate of 3,041,789 common shares to four holders pursuant to the terms of their notes.

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

             In October 2004, the holders of a majority of our issued and outstanding authorized our entering into the Agreement and Plan of Reorganization with Dragon.

Item 5. Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

      (1)      Exhibits

Exhibit
Number         Description
-----------    ----------------
31.1           Certification by Chief Executive Officer Pursuant to Section 302
31.2           Certification by Chief Financial Officer Pursuant to Section 302
32.1           Certification by Chief Executive Officer Pursuant to Section 906
32.2           Certification by Chief Financial Officer Pursuant to Section 906

(2) Reports on Form 8-K

                  On October 1, 2004, we filed a report on Form 8-K, advising that effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization dated on or about August 13, 2004, as amended on September 30, 2004, we issued 24,625,000 "restricted" shares of our Common Stock, including (i) 22,750,000 "restricted" Common Shares to the Dragon shareholders on a pro rata basis, and (ii) 1,875,000 "restricted" Common Shares to those entities designated by Dragon pursuant to contractual obligations of Dragon in exchange for all of the outstanding capital stock of Dragon, with our former shareholders retaining 1,280,234 shares, or approximately 5% of our outstanding stock. In connection with the merger, we effected a reverse stock split of our common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. The record date of this reverse stock split was October 1, 2004.

                     This report also included disclosure that on or about
                October 4, 2004, holders of convertible promissory notes aggregating $26,574 elected to convert this balance into an aggregate of 3,543,211 common shares, which were issued to an aggregate of eight persons and/or entities.

                  On or about November 9, 2004, we filed a report on Form 8-K, advising that effective October 20, 2004, the firm of Stark Winter Schenkein & Co., LLP ("SWS"), our independent accountant during the period from August 29, 2002 to October 20, 2004, was dismissed. Our Board of Directors authorized this action. SWS had audited our financial statements for our fiscal years ended June 30, 2004, 2003 and 2002. In addition, effective November 8, 2004, we retained the firm of Sherb & Co, LLP ("Sherb") to audit our financial statement for our fiscal year ending June 30, 2005, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending June 30, 2005. In addition, this report also amended the prior disclosure concerning a mistake in the number of shares issued pursuant to the conversion of certain outstanding convertible promissory notes.

                  On or about December 6, 2004, we filed an amendment to our
                Form 8-K filed October 1, 2004, wherein we included the financial statements required to be filed as part of the Agreement and Plan of Reorganization with Dragon.

                Subsequent Event

                  On February 16, 2005, we filed a report on Form 8-K, advising that a holder of a convertible promissory note elected to convert the same in to 1,095,000 shares of our common stock.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on February 24, 2005.

                        DRAGON INTERNATIONAL GROUP CORP.

                                  By: /s/ David Wu
                                          --------
                                           David Wu,
                                  CEO, Principal Executive Officer