Form 10QSB
period 2005-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2005-05-24
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:   March 31, 2005
         Commission file number:         0-23485



                        DRAGON INTERNATIONAL GROUP CORP.
             (Exact name of registrant as specified in its charter)


                     Nevada                               98-0177646
          ------------------------------              -------------------
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

                                    Yes X   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 2, 2005; 37,585,234 outstanding shares of common stock, $.001 par value per share.

                        DRAGON INTERNATIONAL GROUP CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2005
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
                  March 31, 2005 (Unaudited)...................................3
      Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended
                  March 31, 2005 and 2004......................................4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended March 31, 2005 and 2004............5

      Notes to Consolidated Financial Statements............................6-19

      Item 2 - Management's Discussion and Analysis or
               Plan of Operation...........................................20-29

      Item 3 - Controls and Procedures........................................29


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................30

       Item 2 - Unregistered Sales of Equity Securities
                and Use of Proceeds...........................................30

      Item 3 - Default upon Senior Securities ................................30

      Item 4 - Submission of Matters to a Vote of Security Holders............30

      Item 5 - Other Information..............................................31

      Item 6 - Exhibits.......................................................31

      Signatures.............................................................32

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                         March 31, 2005
                                          (Unaudited)



                                             ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                        $   226,588
    Accounts receivable (net of allowance
    for doubtful accounts of $57,780)                                  3,205,317
    Inventories                                                        1,013,259
    Advances to employees                                                264,847
    Due from related parties                                           3,072,182
    Prepaid expenses and other                                           292,077
                                                                         -------

        Total Current Assets                                           8,074,270

PROPERTY AND EQUIPMENT - Net                                             398,487

OHER ASSETS                                                               14,018
                                                                          ------

        Total Assets                                                 $ 8,486,775
                                                                     ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                $ 1,117,150
    Convertible debentures payable, net                                   96,985
    Convertible notes payable                                             10,188
    Accounts payable                                                   2,596,062
    Accrued expenses                                                   1,239,732
    Advances from customers                                               64,917
                                                                          ------

        Total Current Liabilities                                      5,125,034

LONG-TERM DEBT, net of current portion                                   120,773
                                                                         -------

        Total Liabilities                                              5,245,807
                                                                       ---------

STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        37,585,234 shares issued and outstanding)                         37,585
    Additional paid-in capital                                           647,272
    Retained earnings                                                  2,556,111
                                                                       ---------

        Total Stockholders' Equity                                     3,240,968
                                                                       ---------

        Total Liabilities and Stockholders' Equity                  $  8,486,775
                                                                     ===========


                 See notes to consolidated financial statements

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                            For the Three Months                  For the Nine Months
                                                                Ended March 31,                     Ended March 31,
                                                      ----------------------------------  ------------------------------------
                                                           2005              2004               2005               2004
                                                      ----------------  ----------------  -----------------  -----------------
                                                         (Unaudited)      (Unaudited)         (Unaudited)        (Unaudited)

NET REVENUES                                              $ 2,472,996      $  6,031,646       $ 14,564,067      $  14,715,401

COST OF SALES                                               2,127,644         5,386,828         13,646,147         13,074,644
                                                      ----------------  ----------------  -----------------  -----------------

GROSS PROFIT                                                  345,352           644,818            917,920          1,640,757
                                                      ----------------  ----------------  -----------------  -----------------

OPERATING EXPENSES:
     Selling expenses                                         120,371            27,627            338,595            642,573
     General and administrative                               105,836           238,678            387,334            351,558
                                                      ----------------  ----------------  -----------------  -----------------

        Total Operating Expenses                              226,207           266,305            725,929            994,131
                                                      ----------------  ----------------  -----------------  -----------------

INCOME FROM OPERATIONS                                        119,145           378,513            191,991            646,626
                                                      ----------------  ----------------  -----------------  -----------------

OTHER INCOME (EXPENSE):
     Other income                                              27,943           124,559             57,856            252,002
     Interest expense, net                                    (54,105)          (13,966)          (105,787)           (54,087)
                                                      ----------------  ----------------  -----------------  -----------------

        Total Other Income (Expense)                          (26,162)          110,593            (47,931)           197,915
                                                      ----------------  ----------------  -----------------  -----------------

INCOME BEFORE INCOME TAXES                                     92,983           489,106            144,060            844,541

INCOME TAXES                                                       70           (30,574)           (49,213)           (89,627)
                                                      ----------------  ----------------  -----------------  -----------------

NET INCOME                                                $   93,053       $   458,532        $     94,847      $     754,914
                                                      ================  ================  =================  =================


NET INCOME PER COMMON SHARE
      Basic                                              $      0.00      $      0.02         $      0.00       $       0.03
                                                      ================  ================  =================  =================
      Diluted                                            $      0.00      $      0.02         $      0.00       $       0.03
                                                      ================  ================  =================  =================

      Weighted Common Shares Outstanding - Basic           36,094,090        24,625,000         29,774,932         24,625,000
                                                      ================  ================  =================  =================
      Weighted Common Shares Outstanding - Diluted         36,094,090        24,625,000         29,774,932         24,625,000
                                                      ================  ================  =================  =================


                 See notes to consolidated financial statements
                                       -4-

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                   March 31,
                                                                                     ----------------------------------------
                                                                                            2005                 2004
                                                                                      -------------------  -------------------

(Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                             $    94,847         $    754,914
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                                             53,306               34,205
       Amortization of discount on debentures payable                                           23,684                    -
       Debt issuance costs                                                                       2,979                    -

    Changes in assets and liabilities:
       Accounts receivable                                                                  (1,106,472)          (1,955,020)
       Inventories                                                                           1,813,955             (148,993)
       Prepaid and other current assets                                                        372,876              696,662
       Advances to employees                                                                   306,547              (12,487)
       Other assets                                                                            (14,018)              65,135
       Accounts payable                                                                     (1,697,935)           3,219,669
       Accrued expenses                                                                        256,802             (711,326)
       Advances to customers                                                                  (324,022)            (223,184)
                                                                                    -------------------  -------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           (217,451)           1,719,575
                                                                                    -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                                  (513,142)          (1,819,651)
    Decrease in short-term investments                                                         386,473                    -
    Capital expenditures                                                                      (153,348)             (32,275)
                                                                                    -------------------  -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                   (280,017)          (1,851,926)
                                                                                    -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                                101,450               54,347
    Proceeds from debentures payable                                                           321,750                    -
    Contributed capital                                                                         15,000                    -
    Distributions to shareholders                                                                    -             (102,657)
                                                                                    -------------------  -------------------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      438,200              (48,310)
                                                                                    -------------------  -------------------

NET DECREASE IN CASH                                                                           (59,268)            (180,661)

CASH  - beginning of year                                                                      285,856              501,135
                                                                                    -------------------  -------------------

CASH - end of period                                                                       $   226,588         $    320,474
                                                                                    ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

    Non-cash investing and financing activities
          Issuance of common stock for debt                                                $   57,601          $         -
                                                                                     ===================  ===================
          Deferred discount and deneficial conversion on debentures payable                $  284,199          $         -
                                                                                     ===================  ===================


                 See notes to consolidated financial statements.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby the Company changed its name to Dragon International Group Corp. as well as reestablished its capitalization to the authorized capital structure immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, the Company's prior management resigned their respective positions with the Company and was replaced by management of Dragon.

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Net income per share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Anxin, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2005 and 2003 was not material.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 2 - INVENTORIES

At March 31, 2005, inventories consisted of the following:

         Raw materials                           $        447,821
         Finished goods                                   565,438
                                                   --------------
                                                 $      1,013,259
                                                   ==============

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. At March 31, 2005, the Company had a net receivable from several affiliated entities owned by an officer of the Company amounting to $3,072,182. These advanced are payable on demand and are personally guaranteed by the officer.

Due to related party

The former President of the Company, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the former President at March 31, 2005 was $18,345 and is included in accrued expenses on the accompanying balance sheet.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2002, the former President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $532 through March 31, 2005. Additionally, in April 2004, the former President of the Company entered into a convertible note agreement with the Company to convert $31,124 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $558 through March 31, 2005. During the nine months ended March 31, 2005, the Company issued 4,136,789 shares of common stock in connection with the conversion of $31,026 of this debt. At March 31, 2005, convertible notes payable outstanding amounted to $10,188, which is convertible into 1,358,400 shares of common stock.

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



NOTE 4 - CONVERTIBLE NOTES PAYABLE (continued)

In May, 2004, the Company's attorney entered into an agreement with the Company to convert $15,171 of accounts payable for legal services to a note. This note was convertible into 2,022,667 shares of the Company's common stock at a conversion price of $0.0075 per share and was due on the earlier of (1) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrued at the rate of 18% per annum. On October 4, 2004, this note was converted into 2,022,667 shares of common stock.

In August 2004, a vendor entered into an agreement with the Company to convert $11,404 of accounts payable to a convertible note. This note was convertible into 1,520,544 shares of the Company's common stock at a conversion price of $0.0075 per share and was due on the earlier of (1) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrued at the rate of 18% per annum. On October 4, 2004, this note was converted into 1,520,544 shares of common stock.

NOTE 5 - DEBENTURES PAYABLE

During fiscal 2003, the Company raised capital from accredited investors under a private placement memorandum. Each unit consisted of a promissory note of $50,000 and a common stock purchase warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes had a term of one year and provided for interest accrual on the unpaid principal balance of 10% per year.

Effective March 15, 2005, the Company raised capital from accredited investors under a private offering of Units. The private offering provided for the sale of 12 units at a price of $25,000 per unit in order to raise up to a total of $300,000. The private offering sold additional units for a total capital raise of $357,500. Each unit consisted of a $25,000 8% Secured Convertible Debenture and a Class A common stock purchase warrant to purchase 250,000 of the Company's common stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net). The Units were sold to a total of 7 "accredited" investors, as that term is defined under the Securities Act of 1933, as amended. The Debentures are secured by property with an estimated value of $227,900 and 12,250,000 shares of Common Stock owned by David Wu, the Company's President and Chief Executive Officer. The Debentures mature six (6) months following the closing of the offering. Interest only is payable monthly.

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - DEBENTURES PAYABLE (continued)

Conversion of the Debenture can occur several ways as follows:

1. The Company may convert a portion of the remaining principal and accrued interest due into shares of common stock, upon notice, at a conversion rate equal to a 20% discount to the weighted average bid price for the previous five days prior to receipt of such Notice of Conversion with a floor of $.40 per share. The Company can elect to convert provided that the Company notifies the Holder of its intent to convert to shares of common stock by the 15th calendar day of the month preceding such anticipated conversion and provided that:

                  i. The common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind

                  ii. The average daily trading volume of the Company's common stock as measured for the prior 60 days to Notice of Conversion is no less than 50,000 shares per day to the Holder; or

                  iii. The weighted average daily price per share as measured from the five trading days prior to Notice of Conversion is no less than $0.50 per share; or

                  iv. Any payment of the principal balance due herein must be received by the Holder within three (3) business days of the first day of the month

         Further, the Company may elect to convert the remaining principal and accrued interest due into shares of common stock at the greater of: (i) 10% of the remaining principal value of the Debenture for the previous five (5) days prior to receipt of such Notice of Conversion; or (ii) 25% of the average weighted daily value of the common shares.

2. The Holder can elect to convert all remaining principal and interest due into shares of common stock at a 20% discount to the market with a floor of $.40. At no time can the conversion price be in excess of $.75 per share. Such anticipated conversion may only occur in the event the following criteria are met: (a) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind; (b) the average daily trading volume as measured for the 60 days prior to Notice of Conversion is no less than 50,000 shares per day; (c) the weighted average daily price per share as measured from the five trading days prior to Notice of Conversion is no less than $.50 per share; and (d) the stock must be delivered within three (3) business days of the 1st of the current month.

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - DEBENTURES PAYABLE (continued)

In connection with the 1,787,500 warrants issued with the debentures, the Company recorded imputed interest in the amount of $239,510 that will be amortized over the life of the debentures. Additionally in connection with the debentures, the Company recorded a beneficial conversion amount of $44,688 as that will be amortized over the life of the debentures. For the nine months ended March 31, 2005, the amount of amortization of imputed interest and beneficial conversion charged to interest expense was $23,683.

NOTE 6 - STOCKHOLDERS EQUITY

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

On January 17, 2005, holders of convertible promissory notes aggregating $13,424 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 1,789,823 common shares (see note 4).

On February 7, 2005, holders of convertible promissory notes aggregating $17,602 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 2,346,966 common shares (see note 4).

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS EQUITY (continued)

Stock Warrants

On March 15, 2005, in connection with the private offering discussed in Note 5, the Company granted 1,787,500 warrants to purchase 1,787,500 shares of the Company's common stock exercisable at $.40 per share. The purchase warrants expire in five years from the date of the warrant.

A summary of the status of the Company's outstanding stock warrants as of March 31, 2005 and changes during the period then ended is as follows:

                                                                    Weighted
                                                                     Average
                                                                     Exercise
                                                      Shares          Price
                                                 -----------      --------------
       Outstanding at July 1, 2004                         -       $          -
        Granted                                    1,787,500               0.40
        Exercised                                          -                  -
        Forfeited                                          -                  -
                                               --------------       ------------

        Outstanding at March 31, 2005             1,787,500        $       0.40
                                               ==============     ==============

        Warrants exercisable at end of period     1,787,500        $       0.40
                                               ==============     ==============


        Weighted-average fair value of
        warrants granted during the period            $0.40
                                               =============

The following information applies to all warrants outstanding at March 31, 2005:


                                                     Warrants Outstanding          Warrants Exercisable
                                                   ----------------------------    -------------------------
                                                   Weighted
                                                   Average           Weighted                        Weighted
                                                   Remaining          Average                        Average
                                                   Contractual        Exercise                       Exercise
 Range of Exercise Prices            Shares        Life (Years)        Price          Shares         Price
 ------------------------          -----------    ------------     -----------    --------------  ----------
    $  0.40                         1,787,500          5.00           $ 0.40         1,787,500      $ 0.40


NOTE 7 - OPERATING RISK

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

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 7 - OPERATING RISK (continued)

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

Recent Developments

On April 2005, we signed a letter of intent to acquire a 60% ownership interest of Hangzhou Yongxin Paper Company, Limited. Hangzhou Yongxin Paper Company, Limited, established in 2003 is located in Hangzhou of Zhejiang Province, China. We plan to consolidate Yongxin's operations with our own subsidiary in Ningbo. All operations will be located in the new manufacturing facilities in Ningbo.

In April 2005, we signed a letter of intent to acquire Xianyang Naite Research & Development Center. Xianyang Naite Research & Development Center, located in Ningbo, China, was created to improve production efficiencies in the specialty packaging industry. Current modes of paper transfer in the Chinese specialty paper packaging segment are inferior to global standards. The quality of the products cannot meet the rapidly increasing requirements of consumers. The transaction will allow us to improve our own proprietary paper transferring technology, thereby enhancing our position as one of China's leading specialty packaging companies. The new Research & Development Center will reduce time to commercialization for new products substantially; providing a competitive advantage in the industry.

In May 2005, we reached an agreement to buy a manufacturing facility from Ningbo Xinyi Company, Limited ("Xinyi"). Xinyi will transfer ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility in exchange for an outstanding receivable due to Dragon. The receivable of approximately $2 Million will be exchanged for the manufacturing facility and land valued at approximately $2.5 Million. This new facility allows us to upgrade our manufacturing capabilities, providing a significant amount of land to expand on in the future. Furthermore, the transaction will reduce costs as we will eliminate the leasing costs on our current facility. We intend on moving our current plant into the new facility, consolidating the new R&D Center and manufacturing facility under one roof.

In May 2005, we signed a letter of intent to acquire a 51% ownership interest of Shanghai Jinkui Packing Material Company, Limited ("Jinkui"). Jinkui, founded in 2002, is a manufacturer of packing materials for pharmaceutical products. In 2003, Jinkui passed Good Manufacturing Practice (GMP) with the Chinese State Food and Drug Administration and ISO9002 Quality Assurance System. The pharmaceutical packaging industry in China was estimated at $2 billion in 2004. This transaction allows us to diversify its line of products and expand into a new and significant market sector.

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

RESULTS OF OPERATIONS

Comparison of Our Results of Operations for the Nine Month Periods Ended March 31, 2005 and 2004

Revenues

For the nine months ended March 31, 2005, our revenues were $14,564,067, as compared to $14,715,401 for the nine months ended March 31, 2004, a decrease of $151,334 or approximately 1%. Additionally, during the period, we consolidated the operations of certain of our subsidiaries in one company and delayed the shipment of product to expedite the consolidation. Additionally, we announced that we entered into an agreement to become the supplier of printing paper for "Red Gold Dragon" cigarette mark paper to the Hubei Jinsanxia Printing Company ("Jinsanxia"). Jinsanxia specializes in the printing of cigarette packaging and is ranked number one in the industry in Provinces of Hunan and Hubei. We expect our revenues to grow it the third quarter. On April 5, 2005, we announced that we received an order from Jiangsu Dare Technology Company Limited, a wholly owned subsidiary of Jiangsu Dare Group.. Dare Group, established in 1978, is a shareholder of Dare PLC, a publicly listed company. The initial order is valued in excess of $2 million.

Cost of Sales and Gross Profit

For the nine months ended March 31, 2005, cost of sales amounted to $13.646.147, or 94% of net revenues, as compared to cost of sales of $13,074,644 or 89% of net revenues for the nine months ended March 31, 2004, an increase of $571,503 or 4.4%. This increase resulted from an increase in raw material costs and overhead costs such as utilities during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. We paid more for pulp, oil, and metal materials due to increase in global prices.

Gross profit for the nine months ended March 31, 2005 was $917,920 or 6% of revenues, as compared to $1,640,757 or 11% of revenues for the nine months ended March 31, 2004.

Operating Expenses

For the nine months ended March 31, 2005, total operating expenses were $725,929, as compared to $994,131 for the nine months ended March 31, 2004, a decrease of $268,202, or approximately 27%.

Included in this decrease was:

         For the nine months ended March 31, 2005, selling expenses amounted to $338,595, as compared to $642,573 for the nine months ended March 31, 2004, a decrease of $303,978 or approximately 47%. This decrease is attributable to a material decrease in consulting expense of approximately $321,000 incurred in the 2004 period compared to $0 in the 2005 period. This decrease was offset by increased shipping costs. Additionally, for the nine months ended March 31, 2005, we increased our advertising and promotions spending compared to the same period in the prior year. We expect out selling expenses to increase as we attempt to increase revenues and expect to spend increased funds on adverting and promotion of our products.

     For the nine months ended March 31, 2005, general and administrative expenses were $387,334, as compared to $351,558 for the nine months ended March 31, 2004, an increase of $35,776, or approximately 10%. For the nine months ended March 31, 2005, we incurred professional fees of approximately $70,000 related to our acquisition of Anxin as compared to $0 for the nine months ended March 31, 2004, an increase of $70,000 or 100%. Additional increases were due to increased salary and wages and operating expenses.

           For the nine months ended March 31, 2005, other income amounted to $57,856 as compared to other income of expenses of $252,002 for the nine months ended March 31, 2004. Other income for the nine months ended March 31, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

         For the nine months ended March 31, 2005, interest expense was $105,787, as compared to $54,087 for the nine months ended March 31, 2004 and was related to increased borrowings.

         As a result of these factors, we reported net income of $94,847 (less than $.01 per share) for the nine months ended March 31, 2005, as compared to net income of $754,914 (approximately $.03 per share) for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005 we had cash and cash equivalents of $226,588.

            During fiscal 2003, the Company raised capital from accredited investors under a private placement memorandum. Each unit consisted of a promissory note of $50,000 and a common stock purchase warrant to purchase 25,000 shares of the Company's common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes had a term of one year and provided for interest accrual on the unpaid principal balance of 10% per year.

            Effective March 15, 2005, we raised capital from accredited investors under a private offering of Units. The private offering provided for the sale of 12 units at a price of $25,000 per unit in order to raise up to a total of $300,000. The private offering sold additional units for a total capital raise of $357,500. Each unit consisted of a $25,000 8% Secured Convertible Debenture and a Class A common stock purchase warrant to purchase 250,000 of the Company's common stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. We received gross proceeds of $357,500 from the sale of these Units ($321,750 net). The Units were sold to a total of 7 "accredited" investors, as that term is defined under the Securities Act of 1933, as amended. The Debentures are secured by property with an audited value of $227,900 and 12,250,000 shares of Common Stock owned by David Wu, the Company's President and Chief Executive Officer. The Debentures mature six (6) months following the closing of the offering. Interest only is payable monthly.

         Additionally, we will raise capital from accredited investors under a new private offering of Units. The private offering provides for the sale of up to 25 units at a price of $100,000 per unit in order to raise up to a total of $2,500,000. Each unit consisted of a $100,000 8% Secured Convertible Debenture and a Class A common stock purchase warrant to purchase 200,000 of the Company's common stock at $.30 per share for a period of five (5) years expiring July 1, 2010. The debentures are convertible into our common stock, as defined in the private placement memorandum. As of the filing of this report, the Company has not sold any units.

         Net cash used in operating activities for the nine months ended March 31, 2005, was $217,451, as compared to net cash provided by operating activities of $1,719,575 for the nine months ended March 31, 2004.

         Net cash used in investing activities for the nine months ended March 31, 2005 was $280,017, as compared to net cash used in investing activities for the nine months ended March 31, 2004, of $1,851,926. For the nine months ended March 31, 2005, we used cash for capital expenditures of $153,348 and the advance of funds to related parties of $513,142 offset by cash provided by a decrease in short-term investments of $386,473. For the nine months ended March 31, 2004, we used cash for capital expenditures of $32,275 and advanced related parties $1,819,651.

         Net cash provided by financing activities for the nine months ended March 31, 2005 was $438,200 as compared to net cash used in financing activities for the nine months ended March 31, 2004 of $(48,310). For the nine months ended March 31, 2005, we received proceeds of $101,450 from loans payable, received net proceeds of $321,750 from debentures payable, and received contributions of $15,000. For the nine months ended March 31, 2004, we received proceeds from loans payable of $54,347 and offset by shareholder distribution of $102,657.

         We currently have no material commitments for capital expenditures.

         While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to build an additional manufacturing line in order to expand our paper product production. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $1 million to $2 million. We do not presently have sufficient working capital to fund this project and we will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering as outlined above. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

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

         Our Chief Executive Officer and Acting Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         On January 17, 2005, holders of convertible promissory notes aggregating $13,424 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 1,789,823 common shares.

         On February 7, 2005, holders of convertible promissory notes aggregating $17,602 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 2,346,966 common shares.


Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6.  Exhibits


Exhibit
Number              Description
-----------       ----------------
31.1  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1  Certification of Chief Executive Officer Certification under Section 906 *
32.2 Certification of Principal Financial and Accounting Officer Certification under Section 906 *

              * Filed herein

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on May 23, 2005.

                        DRAGON INTERNATIONAL GROUP CORP.

                                  By: /s/ David Wu
                                            David Wu,
                                  CEO, Principal Executive Officer