Form 10QSB/A
period 2004-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2005-11-15
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended: December 31, 2004

                         Commission File Number: 0-23485



                        DRAGON INTERNATIONAL GROUP CORP.
             (Exact name of registrant as specified in its charter)


          Nevada                                             98-0177646
         ---------                                           ----------
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 2005; 39,635,234 outstanding shares of common stock, $.001 par value per share.

This amended Quarterly Report on Form 10-QSB/A1 of Dragon International Group Corp. for the fiscal quarter ended December 31, 2004 is being filed for the purpose of

    o Revising net revenues and corresponding cost of sales related to an error in the elimination of inter-company revenues and related cost of sales. For the six months ended December 31, 2004 and 2003, we initially did not eliminate certain inter-company sales and the related cost of sales of $5,774,337 and $1,011,595, respectively. Accordingly, we decreased revenues and cost of sales for the six months ended December 31, 2004 by $5,774,337 and $1,011,595, respectively. For the three months ended December 31, 2004 and 2003, we initially did not eliminate certain inter-company revenues and the related cost of sales. Accordingly, we decreased revenues and cost of sales for the three months ended December 31, 2004 by $5,774,337. For the three months ended December 31, 2003, we increased revenues and cost of sales by $2,061,289 since net revenues and costs were overstated for the three month period ended September 30, 2003,

  This report on Form 10QSB/A1 supercedes in its entirety the previously filed Quarterly Report for December 31, 2004.

                        DRAGON INTERNATIONAL GROUP CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
             December 31, 2004 (Unaudited).....................................3
      Consolidated Statements of Operations (Unaudited)
             For the Three and Six Months Ended December 31, 2004 and 2003.....4
      Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended December 31, 2004 and 2003...............5

      Notes to Consolidated Financial Statements............................6-14

      Item 2 - Management's Discussion and Analysis or Plan of Operation...14-20

      Item 3 - Controls and Procedures........................................20


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................21

      Item 2 - Changes in Securities and Use of Proceeds......................21

      Item 3 - Default upon Senior Securities ................................21

      Item 4 - Submission of Matters to a Vote of Security Holders............21

      Item 5 - Other Information..............................................21

      Item 6 - Exhibits and Reports on Form 8-K...............................22

      Signatures..............................................................23

                       DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                       December 31, 2004
                                          (Unaudited)

                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                           $     672,326
    Short-term investments                                                                                    362,319
    Accounts receivable (net of allowance for doubtful accounts of $55,835)                                 2,225,201
    Inventories                                                                                               899,477
    Advances to employees                                                                                     128,658
    Due from related parties                                                                                2,497,705
    Prepaid expenses and other                                                                                198,993
                                                                                                           ----------

        Total Current Assets                                                                                6,984,679

PROPERTY AND EQUIPMENT - Net                                                                                  413,255

OHER ASSETS                                                                                                   13,820
                                                                                                           ----------

        Total Assets                                                                                     $ 7,411,754
                                                                                                          ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                                     $ 2,059,179
    Convertible notes payable                                                                                  41,214
    Accounts payable                                                                                        1,590,992
    Accrued expenses                                                                                          759,187
    Advances from customers                                                                                     7,719
                                                                                                           ----------

        Total Current Liabilities                                                                           4,458,291

LONG-TERM DEBT, net of current portion                                                                        120,773
                                                                                                           ----------

        Total Liabilities                                                                                   4,579,064
                                                                                                           ----------

STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        33,448,445 shares issued and outstanding)                                                              33,448
    Additional paid-in capital                                                                                336,184
    Retained earnings                                                                                       2,463,058
                                                                                                           ----------

        Total Stockholders' Equity                                                                         2,832,690
                                                                                                           ----------

        Total Liabilities and Stockholders' Equity                                                       $ 7,411,754
                                                                                                         ============


                 See notes to consolidated financial statements

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (As Restated - See Note 1)


                                                                For the Three Months               For the Six Months
                                                                 Ended December 31,                Ended December 31,
                                                           -------------------------------  ---------------------------------
                                                                2004            2003             2004              2003
                                                              (Unaudited)   (Unaudited)       (Unaudited)       (Unaudited)
                                                           --------------- ---------------  ----------------  ---------------
NET REVENUES                                                  $ 2,773,884     $ 4,414,324       $ 6,316,734      $ 7,672,160

COST OF SALES                                                   2,507,284       3,755,870         5,744,166        6,676,221
                                                           --------------- ---------------  ----------------  ---------------

GROSS PROFIT                                                      266,600         658,454           572,568          995,939
                                                           --------------- ---------------  ----------------  ---------------

OPERATING EXPENSES:
     Selling expenses                                              67,983          74,170           218,224          283,700
     General and administrative                                   211,918          41,693           281,498          112,880
                                                           --------------- ---------------  ----------------  ---------------

        Total Operating Expenses                                  279,901         115,863           499,722          396,580
                                                           --------------- ---------------  ----------------  ---------------

INCOME FROM OPERATIONS                                            (13,301)        542,591            72,846          599,359

OTHER INCOME (EXPENSE):
     Other income                                                  10,695         113,956            29,913          127,443
     Interest expense, net                                        (29,745)        (22,453)          (51,682)         (40,121)
                                                           --------------- ---------------  ----------------  ---------------

        Total Other Expenses                                      (19,050)         91,503           (21,769)          87,322
                                                           --------------- ---------------  ----------------  ---------------

INCOME BEFORE INCOME TAXES                                        (32,351)        634,094            51,077          686,681

INCOME TAXES                                                       (9,692)        (41,643)          (49,283)         (59,053)
                                                           --------------- ---------------  ----------------  ---------------

NET INCOME (LOSS)                                               $ (42,043)      $ 592,451           $ 1,794        $ 627,628
                                                           =============== ===============  ================  ===============


PER SHARE INFORMATION:

NET INCOME (LOSS) PER COMMON SHARE:
   BASIC                                                          $ (0.00)         $ 0.02            $ 0.00           $ 0.02
                                                           =============== ===============  ================  ===============
   DILUTED                                                        $ (0.00)         $ 0.02            $ 0.00           $ 0.02
                                                           =============== ===============  ================  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                                       29,392,783      28,168,211        28,780,497       28,168,211
                                                           =============== ===============  ================  ===============
   DILUTED                                                     29,392,783      33,651,411        34,263,697       33,651,411
                                                           =============== ===============  ================  ===============

                 See notes to consolidated financial statements

                DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 For the Six
                                                                                                Months Ended
                                                                                                 December 31,
                                                                                    ----------------------------------------
                                                                                           2004                 2003
                                                                                    -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                                 $ 1,794            $ 627,628
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                                             36,643               22,535
    Changes in assets and liabilities:
       Accounts receivable                                                                    (126,356)            (838,945)
       Inventories                                                                           1,927,737              492,033
       Prepaid and other current assets                                                        433,189             (686,622)
       Advances to employees                                                                   442,736                6,040
       Other assets                                                                            (13,820)              65,784
       Accounts payable                                                                     (2,703,005)             855,245
       Accrued expenses                                                                       (223,743)            (126,750)
       Advances from customers                                                                (381,220)            (151,553)
                                                                                    -------------------  -------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           (606,045)             265,395
                                                                                    -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                                    61,335                    -
    Decrease in short-term investments                                                          24,154                    -
    Capital expenditures                                                                      (151,453)             (31,860)
                                                                                    -------------------  -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                    (65,964)             (31,860)
                                                                                    -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                              1,043,479                    -
    Contributed capital                                                                         15,000                    -
    Payments on loans payable                                                                        -             (120,774)
    Distributions to shareholders                                                                    -              (72,464)
                                                                                    -------------------  -------------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    1,058,479             (193,238)
                                                                                    -------------------  -------------------

NET INCREASE IN CASH                                                                           386,470               40,297

CASH  - beginning of year                                                                      285,856              501,135
                                                                                    -------------------  -------------------

CASH - end of period                                                                         $ 672,326            $ 541,432
                                                                                    ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

    Non-cash investing and fianncing activity                                                $ 26,859                  $ -
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

In connection with the merger, the Company affected a reverse stock split of the Company's common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-shares information has been restated to reflect this reverse stock split.

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby we have changed our name to Dragon International Group Corp. as well as reestablishing our capitalization to the authorized capital immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, the Company's prior management resigned their respective positions with the Company and was replaced by management of Dragon.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

The Company (Continued)

Dragon, a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). Anxin, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Anxin is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Anxin, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Anxin operates four subsidiaries, including:
(i) Jiangdong Yonglongxin Special Paper Company, Limited ("Yonglongxin"), holds an ISO9000 certificate and operates a civil welfare manufacturing facility Fuming County Zhang'ai Village in Ningbo, China..(ii) Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin manufactures, sells and distributes cigarette packing materials (iii) Ningbo Xinyi Paper Product Industrial Company, Limited ("Xinyi"). Xinyi operates in the pulp and paper industry, operating a manufacturing facility and (iv) Xianyang Naite Research & Development Center ("R&D Center") The R&D Center was created to develop, design and improve production methods in the specialty packaging industry in China. Anxin has a distribution network covering east and central China. On December 31, 2004, we issued 4,000,000 Common Shares for the remaining 30% interest in Anxin. The Stock Purchase Agreement between Dragon and Anxin has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon, pursuant to which Anxin is treated as the continuing entity.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2004 and notes thereto contained on Form 8-KA2 of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company's sales are credit sales that are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

                        DRAGON INTERNATIONAL GROUP CORP.
                       (FORMERLY RETAIL HIGHWAY.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement

For the three and six months ending December 31, 2004 and 2003, the Company revised net revenues and cost of sales related to an error in the elimination of inter-company revenues and cost of sales. The Company initially reflected revenues and cost of sales figures prior to the elimination of inter-company revenues and costs of revenues. Additionally, net revenues and cost of sales were understated for the three months ended December 31, 2003 since net revenues and costs of sales were overstated for the three month period ended September 30, 2003. Since there were no inter-company profits or losses associated with the inter-company sales, there was no change to the Company's gross profit or net income. Accordingly, the adjustments to the statement of operations were as follows:


                                   For the Three           For the Three          For the Six Months      For the Six Months
                                   Months Ended             Months Ended          Ended December 31,      Ended December 31,
                                 December 31, 2004       December 31, 2003               2004                    2003
                                --------------------    ---------------------    ---------------------    --------------------
Prior to Restatement
   Net Revenues                        $  8,548,221             $  2,353,035           $   12,091,071           $   8,683,755
   Cost of Sales                          8,281,621                1,694,581               11,518,503               7,687,816
                                --------------------    ---------------------    ---------------------    --------------------
   Gross Profit                        $    266,600             $    658,454            $     572,568            $    995,939
                                ====================    =====================    =====================    ====================
As Restated
   Net Revenues                        $  2,773,884             $                       $   6,316,734            $  7,672,160
                                                                   4,414,324
   Cost of Sales                          2,507,284                3,755,870                5,744,166               6,676,221
                                --------------------    ---------------------    ---------------------    --------------------
   Gross Profit                        $    266,600             $    658,454             $    572,568             $   995,939
                                ====================    =====================    =====================    ====================


NOTE 2 - INVENTORIES

At December 31, 2004, inventories consisted of the following:

         Raw materials                                    $     422,588
         Finished goods                                         476,889
                                                          --------------

                                                          $     899,477
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

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Reminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with our financial statements for our fiscal year ended June 30, 2004 and notes thereto contained in our report on Form 8-K/A2 as filed with the Securities and Exchange Commission.

This report on Form 10-QSB/A1 contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond our control.

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

Dragon International Group Corp. ("Dragon"), a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). Anxin, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Anxin is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Anxin, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Anxin operates four subsidiaries, including: (i) Jiangdong Yonglongxin Special Paper Company, Limited ("Yonglongxin"), holds an ISO9000 certificate and operates a civil welfare manufacturing facility Fuming County Zhang'ai Village in Ningbo, China..(ii) Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin manufactures, sells and distributes cigarette packing materials (iii) Ningbo Xinyi Paper Product Industrial Company, Limited ("Xinyi"). Xinyi operates in the pulp and paper industry, operating a manufacturing facility and (iv) Xianyang Naite Research & Development Center ("R&D Center") The R&D Center was created to develop, design and improve production methods in the specialty packaging industry in China. Anxin has a distribution network covering east and central China. On December 31, 2004, we issued 4,000,000 Common Shares for the remaining 30% interest in Anxin.

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

A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 8-K/A2 as filed with the Securities and Exchange Commission dated October 4, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

Estimating allowance for doubtful accounts. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. For this reason, actual results could differ from those estimates. Management must make estimates surrounding their ability to collect revenues and related accounts receivable. Management specifically analyzes accounts receivable, historical and current economic trends, previous bad debts, customer concentrations, credit worthiness of customers, and payment terms of customer accounts, when evaluating adequacy of the allowance for doubtful accounts.

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

RESULTS OF OPERATIONS

Comparison of Our Results of Operations for the Six Month Periods Ended December 31, 2004 and 2003


For the six months ended December 31, 2004, our revenues were $6,316,734, as compared to $7,672,160 for the six months ended December 31, 2003, a decrease of $1,355,426 or approximately 17.7.%. We attribute this decrease in net revenues to a decrease in revenues from the manufacture and sale of our paper products.

For the six months ended December 31, 2004, cost of sales amounted to $5,744,166, or 90.9% of net revenues, as compared to cost of sales of $6,676,221 or 87% of net revenues for the six months ended December 31, 2003, a decrease of 3.9%. This decrease resulted from a decrease in the dollar amount of revenue, as well as an increase in raw material costs and overhead costs such as utilities during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

Gross profit for the six months ended December 31, 2004 was $572,568 or 9.1% of revenues, as compared to $995,939 or 13% of revenues for the six months ended December 31, 2003.

For the six months ended December 31, 2004, total operating expenses were $499,722, as compared to $396,580 for the six months ended December 31, 2003, an increase of $103,142, or approximately 26%.

Included in this increase was:

         For the six months ended December 31, 2004, selling expenses amounted to $218,224, as compared to $283,700 for the six months ended December 31, 2003, a decrease of $65,476 or approximately 23%. This decrease is attributable to increased shipping costs and local tax costs associated with our increased revenues. Additionally, for the six months ended December 31, 2004, we increased our advertising and promotions spending compared to the same period in the prior year. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

        o For the six months ended December 31, 2004, general and administrative expenses were $281,498, as compared to $112,880 for the six months ended December 31, 2003, an increase of $168,618, or approximately 150%. For the six months ended December 31, 2004, we incurred professional fees of approximately $70,000 related to our acquisition of Anxin as compared to $0 for the six months ended December 31, 2003, an increase of $70,000 or 100%. Additional increases were due to increase shipping and handling costs and increase marketing related fees.

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

LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 2004, we had cash and cash equivalents of $672,326.

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

While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to build an additional manufacturing line in order to expand our paper product production. In relation to an offering of securities the Company received net proceeds of $1,734,660. A portion of the proceeds will be used to update our manufacturing facilities.
RISK FACTORS

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

         We cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Reminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure. Our management, including our President, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon that evaluation, our company's President has concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below.

         In this amended Quarterly Report on Form 10-QSB/A1, we are restating our consolidated statement of operations for the three and six months ended December 31, 2004 and 2003, respectively, as previously filed with the Securities and Exchange Commission.

         The restatement of our consolidated financial statements is also being made to correct an error in the elimination of inter-company revenues and cost of sales as described in Note 1 to our financial statements appearing elsewhere in this report. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting as of December 31, 2004 related to elimination of inter-company revenues and cost of sales. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.

         Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

In October 2004, the holders of a majority of our issued and outstanding common stock authorized our entering into the Agreement and Plan of Reorganization with Dragon.

Item 5. Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number           Description
--------       ----------------
31.1         Certification by Chief Executive Officer Pursuant to Section 302
31.2         Certification by Chief Financial Officer Pursuant to Section 302
32.1         Certification by Chief Executive Officer Pursuant to Section 906
32.2         Certification by Chief Financial Officer Pursuant to Section 906

(2) Reports on Form 8-K

On October 1, 2004, we filed a report on Form 8-K, advising that effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization, dated on or about August 13, 2004, as amended on September 30, 2004, we issued 24,625,000 "restricted" shares of our Common Stock, including (i) 22,750,000 "restricted" Common Shares to the Dragon shareholders on a pro rata basis, and (ii) 1,875,000 "restricted" Common Shares to those entities designated by Dragon pursuant to contractual obligations of Dragon in exchange for all of the outstanding capital stock of Dragon, with our former shareholders retaining 1,280,234 shares, or approximately 5% of our outstanding stock. In connection with the merger, we effected a reverse stock split of our common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. The record date of this reverse stock split was October 1, 2004.

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



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on November 10, 2005.

                                           DRAGON INTERNATIONAL GROUP CORP.

                                              By: /s/ David Wu
                                                      David Wu,
                                            CEO, Principal Executive Officer