Form 10QSB/A
period 2005-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2005-11-15
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: March 31, 2005

                         Commission File Number: 0-23485



                        DRAGON INTERNATIONAL GROUP CORP.
             (Exact name of registrant as specified in its charter)


            Nevada                                           98-0177646
  -------------------------                                 --------------
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November __, 2005; 39,635,234 outstanding shares of common stock, $.001 par value per share.

This amended Quarterly Report on Form 10-QSB/A1 of Dragon International Group Corp. for the fiscal quarter ended March 31, 2005 is being filed for the purpose of

o Revising net revenues and corresponding cost of sales related to an error in the elimination of inter-company revenues and related cost of sales. For the nine months ended March 31, 2005 and 2004, we initially did not eliminate certain inter-company sales and the related cost of sales of $5,774,337 and $2,121,927, respectively. Accordingly, we decreased revenues and cost of sales for the nine months ended March 31, 2005 and 2004 by $5,774,337 and $2,121,927, respectively. For the three months ended March 31, 2005 and 2004, we initially did not eliminate certain inter-company revenues and the related cost of sales. Accordingly, we decreased revenues and cost of sales for the three months ended March 31, 2005 and 2004 by $0 and $1,110,332, respectively.

  This report on Form 10QSB/A1 supercedes in its entirety the previously filed Quarterly Report for March 31, 2005.

                        DRAGON INTERNATIONAL GROUP CORP.
                                 FORM 10-QSB/A1
                      QUARTERLY PERIOD ENDED MARCH 31, 2005
                                      INDEX




Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
                  March 31, 2005 (Unaudited)...................................3
      Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended March 31, 2005 and 2004..4 Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended March 31, 2005 and 2004............5

      Notes to Consolidated Financial Statements............................6-19

      Item 2 - Management's Discussion and Analysis or Plan of Operation...20-29

      Item 3 - Controls and Procedures........................................29


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................30

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...30

      Item 3 - Default upon Senior Securities ................................30

      Item 4 - Submission of Matters to a Vote of Security Holders............30

      Item 5 - Other Information..............................................31

      Item 6 - Exhibits.......................................................31

      Signatures..............................................................32

                       DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                         March 31, 2005
                                          (Unaudited)

                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $    226,588
    Accounts receivable (net of allowance for doubtful accounts of $57,780)        3,205,317
    Inventories                                                                    1,013,259
    Advances to employees                                                            264,847
    Due from related parties                                                       3,072,182
    Prepaid expenses and other                                                       292,077
                                                                                ------------

        Total Current Assets                                                       8,074,270

PROPERTY AND EQUIPMENT - Net                                                         398,487

OHER ASSETS                                                                           14,018
                                                                                ------------

        Total Assets                                                            $  8,486,775
                                                                                ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                           $  1,117,150
    Convertible debentures payable, net                                               96,985
    Convertible notes payable                                                         10,188
    Accounts payable                                                               2,596,062
    Accrued expenses                                                               1,239,732
                                                                                ------------
    Advances from customers                                                           64,917

        Total Current Liabilities                                                  5,125,034

LONG-TERM DEBT, net of current portion                                               120,773
                                                                                ------------
        Total Liabilities                                                          5,245,807
                                                                                ------------
STOCKHOLDERS' EQUITY:
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        37,585,234 shares issued and outstanding)                                     37,585
    Additional paid-in capital                                                       647,272
    Retained earnings                                                              2,556,111
                                                                                ------------
        Total Stockholders' Equity                                                 3,240,968
                                                                                ------------

        Total Liabilities and Stockholders' Equity                              $  8,486,775
                                                                                ============


                         See notes to consolidated financial statements

               DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (AS RESTATED - SEE NOTE 1)



                                                              For the Three Months                  For the Nine Months
                                                                Ended March 31,                     Ended March 31,
                                                      ----------------------------------  ------------------------------------
                                                           2005              2004               2005               2004
                                                      ----------------  ----------------  -----------------  -----------------
                                                        (Unaudited)        (Unaudited)        (Unaudited)     (Unaudited)
NET REVENUES                                              $ 2,472,995       $ 4,921,314        $ 8,789,729     $   12,593,474

COST OF SALES                                               2,127,643         4,276,496          7,871,809         10,952,717
                                                      ----------------  ----------------  -----------------  -----------------

GROSS PROFIT                                                  345,352           644,818            917,920          1,640,757
                                                      ----------------  ----------------  -----------------  -----------------

OPERATING EXPENSES:
     Selling expenses                                         120,371           358,873            338,595            642,573
     General and administrative                               105,836           238,678            387,334            351,558
                                                      ----------------  ----------------  -----------------  -----------------

        Total Operating Expenses                              226,207           597,551            725,929            994,131
                                                      ----------------  ----------------  -----------------  -----------------

INCOME FROM OPERATIONS                                        119,145            47,267            191,991            646,626
                                                      ----------------  ----------------  -----------------  -----------------

OTHER INCOME (EXPENSE):
     Other income                                              27,943           124,559             57,856            252,002
     Interest expense, net                                    (54,105)          (13,966)          (105,787)           (54,087)
                                                      ----------------  ----------------  -----------------  -----------------

        Total Other Income (Expense)                          (26,162)          110,593            (47,931)           197,915
                                                      ----------------  ----------------  -----------------  -----------------

INCOME BEFORE INCOME TAXES                                     92,983           157,860            144,060            844,541

INCOME TAXES                                                       70           (30,574)           (49,213)           (89,627)
                                                      ----------------  ----------------  -----------------  -----------------

NET INCOME                                                 $   93,053       $   127,286        $    94,847       $    754,914
                                                      ================  ================  =================  =================


NET INCOME PER COMMON SHARE
      Basic                                                 $    0.00       $      0.01        $      0.00             $ 0.03
                                                      ================  ================  =================  =================
      Diluted                                               $    0.00       $      0.01        $      0.00             $ 0.03
                                                      ================  ================  =================  =================

      Weighted Common Shares Outstanding - Basic           36,094,090        24,625,000         29,774,932         24,625,000
                                                      ================  ================  =================  =================
      Weighted Common Shares Outstanding - Diluted         37,447,310        24,625,000         31,112,316         24,625,000
                                                      ================  ================  =================  =================





                 See notes to consolidated financial statements

       DRAGON INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                  For the Nine
                                                                                                  Months Ended
                                                                                                    March 31,
                                                                                    ----------------------------------------
                                                                                           2005                 2004
                                                                                    -------------------  -------------------
                                                                                        (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                          $      94,847         $     754,914
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                                             53,306               34,205
       Amortization of discount on debentures payable                                           23,684                    -
       Amortization of debt issuance costs                                                       2,979                    -

    Changes in assets and liabilities:
       Accounts receivable                                                                  (1,106,472)          (1,955,020)
       Inventories                                                                           1,813,955             (148,993)
       Prepaid and other current assets                                                        372,876              696,662
       Advances to employees                                                                   306,547              (12,487)
       Other assets                                                                            (14,018)              65,135
       Accounts payable                                                                     (1,697,935)           3,219,669
       Accrued expenses                                                                        256,802             (711,326)
       Advances from customers                                                                (324,022)            (223,184)
                                                                                    -------------------  -------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           (217,451)           1,719,575
                                                                                    -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                                  (513,142)          (1,819,651)
    Decrease in short-term investments                                                         386,473                    -
    Capital expenditures                                                                      (153,348)             (32,275)
                                                                                    -------------------  -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                   (280,017)          (1,851,926)
                                                                                    -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                                101,450               54,347
    Proceeds from debentures payable                                                           321,750                    -
    Contributed capital                                                                         15,000                    -
    Distributions to shareholders                                                                    -             (102,657)
                                                                                    -------------------  -------------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      438,200              (48,310)
                                                                                    -------------------  -------------------

NET DECREASE IN CASH                                                                           (59,268)            (180,661)

CASH  - beginning of year                                                                      285,856              501,135
                                                                                    -------------------  -------------------

CASH - end of period                                                                    $      226,588        $     320,474
                                                                                    ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

    Non-cash investing and financing activities
          Issuance of common stock for debt                                             $       57,601        $           -
                                                                                    ===================  ===================
          Deferred discount and deneficial conversion on debentures payable             $      284,199        $           -
                                                                                    ===================  ===================



                 See notes to consolidated financial statements.
                                       -5-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp. (formerly Retail Highway.com, Inc) (the "Company") was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation" and has been in the development stage since its inception. Effective April 17, 1999, the Company acquired certain assets to facilitate the Company's entry into electronic commerce and changed its name to Retail Highway.com, Inc.

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

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby the Company changed its name to Dragon International Group Corp. as well as re-established its capitalization to the authorized capital structure immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, the Company's prior management resigned their respective positions with the Company and was replaced by management of Dragon.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2004 and notes thereto contained on Form 8K/A2 of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income per share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The following table presents a reconciliation of basic and diluted earnings per share:


                                                        For the Three Months Ended        For the Nine Months Ended
                                                                  March 31,                         March 31,
                                                       ----------------------------       ---------------------------
Net income (loss)                                       $     93,053  $     127,386       $     94,847   $    754,914
Weighted average shares outstanding - basic               36,094,090     24,625,000         29,774,932     24,625,000
EPS - basic                                                    $0.00  $        0.01       $       0.00   $       0.03
                                                       ============== ==============    =============== ==============

Net income (loss)                                        $    93,053   $    127,386            $94,847    $    754,914
                                                       ============== ==============    =============== ==============
Weighted average shares outstanding - basic               36,094,090     24,625,000         29,774,932     24,625,000
Effect of dilutive securities
   Unexercised warrants                                       11,640              -              2,555              -
   Convertible debentures                                      5,820              -              1,278              -
   Convertible note payable                                1,335,760              -          1,333,551              -
                                                       -------------- --------------    --------------- --------------
Weighted average shares outstanding- diluted              37,447,310     24,625,000         31,112,316     24,625,000
                                                       ============== ==============    =============== ==============
EPS - diluted                                             $     0.00    $      0.01        $      0.00          $0.03
                                                       ============== ==============    =============== ==============


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

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

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

Restatement

For the three and nine months ending March 31, 2005 and 2004, the Company revised net revenues and cost of sales related to an error in the elimination of inter-company revenues and cost of sales. The Company initially reflected revenues and cost of sales figures prior to the elimination of inter-company revenues and costs of revenues. Since there were no inter-company profits or losses associated with the inter-company sales, there was no change to the Company's gross profit or net income. Accordingly, the adjustments to the statement of operations were as follows:


                                   For the Three           For the Three         For the Nine Months         For the Nine
                                Months Ended March       Months Ended March      Ended March 31, 2005     Months Ended March
                                     31, 2005                 31, 2004                                         31, 2004
                                --------------------    ---------------------    ---------------------    --------------------
Prior to Restatement
   Net Revenues                        $  2,472,996             $  6,031,646            $  14,564,067           $  14,715,401
   Cost of Sales                          2,127,644                5,386,828               13,646,147              13,074,644
                                --------------------    ---------------------    ---------------------    --------------------
   Gross Profit                        $    345,352             $    644,818            $     917,920           $  1,640,757
                                ====================    =====================    =====================    ====================

As Restated
   Net Revenues                        $  2,472,995             $                       $   8,789,729           $  12,593,474
                                                                   4,921,314
   Cost of Sales                          2,127,643                4,276,496                7,871,809              10,952,717
                                --------------------    ---------------------    ---------------------    --------------------
   Gross Profit                        $    345,352             $   644,818             $    917,920            $  1,640,757
                                ====================    =====================    =====================    ====================


NOTE 2 - INVENTORIES

At March 31, 2005, inventories consisted of the following:

         Raw materials                         $        447,821
         Finished goods                                 565,438
                                                  --------------
                                               $      1,013,259
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

Effective March 15, 2005, the Company raised capital from accredited investors under a private offering of Units. The private offering provided for the sale of 12 units at a price of $25,000 per unit in order to raise up to a total of $300,000. The private offering sold additional units for a total capital raise of $357,500. Each unit consisted of a $25,000 8% Secured Convertible Debenture and a Class A common stock purchase warrant to purchase 125,000 of the Company's common stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net). The Units were sold to a total of 7 "accredited" investors, as that term is defined under the Securities Act of 1933, as amended. The Debentures are secured by property with an estimated value of $227,900 and 12,250,000 shares of Common Stock owned by David Wu, the Company's President and Chief Executive Officer. The Debentures mature six (6) months following the closing of the offering. Interest only is payable monthly.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - DEBENTURES PAYABLE (continued)

                  i) The common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind ii) The average daily trading volume of the Company's common stock as measured for the prior 60 days to Notice of Conversion is no less than 50,000 shares per day to the Holder; or iii) The weighted average daily price per share as measured from the five trading days prior to Notice of Conversion is no less than $0.50 per share; or iv) Any payment of the principal balance due herein must be received by the Holder within three (3) business days of the first day of the month

         Further, the Company may elect to convert the remaining principal and accrued interest due into shares of common stock at the greater of: (i) 10% of the remaining principal value of the Debenture for the previous five (5) days prior to receipt of such Notice of Conversion; or (ii) 25% of the average weighted daily value of the common shares.

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

In connection with the 1,787,500 warrants issued with the debentures, the Company recorded imputed interest in the amount of $239,510 that will be amortized over the life of the debentures. Additionally in connection with the Debentures, the Company recorded a beneficial conversion amount of $44,688 that will be amortized over the life of the Debentures. For the nine months ended March 31, 2005, the amount of amortization of imputed interest and beneficial conversion charged to interest expense was $23,683.

The convertible debenture liability is as follows at March 31, 2005:


Convertible debentures payable                     $       357,500
Less: unamortized discount on debentures                  (260,515)
                                                    ---------------

Convertible debentures, net                         $        96,985
                                                    ===============

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

                        DRAGON INTERNATIONAL GROUP CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS EQUITY (continued)

A summary of the status of the Company's outstanding stock warrants as of March 31, 2005 and changes during the period then ended is as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                Shares             Price
                                               -----------      --------------
       Outstanding at July 1, 2004                      -       $       -
        Granted                                 1,787,500            0.40
        Exercised                                       -               -
        Forfeited                                       -               -
                                                -----------      --------------

       Outstanding at March 31, 2005            1,787,500       $    0.40
                                                ============     ==============

       Warrants exercisable at end of period    1,787,500       $    0.40
                                                ============     ==============


           Weighted-average fair value of warrants
             granted during the period                           $   0.40
                                                                 ===============

The following information applies to all warrants outstanding at March 31, 2005:



                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
     $0.40                             1,787,500            5.00           $ 0.40         1,787,500     $ 0.40


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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with our financial statements for our fiscal year ended June 30, 2004 and notes thereto contained in our report on Form 8-K/A2. as filed with the Securities and Exchange Commission.

This amended report on Form 10-QSB/A1 contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond our control.

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

RESULTS OF OPERATIONS

Comparison of Our Results of Operations for the Nine Month Periods Ended March 31, 2005 and 2004


For the nine months ended March 31, 2005, our revenues were $8,789,729, as compared to $12,593,474 for the nine months ended March 31, 2004, a decrease of $3,803,745 or approximately 30.2%. Additionally, during the period, we consolidated the operations of certain of our subsidiaries in one company and delayed the shipment of product to expedite the consolidation. Additionally, we announced that we entered into an agreement to become the supplier of printing paper for "Red Gold Dragon" cigarette mark paper to the Hubei Jinsanxia Printing Company ("Jinsanxia"). Jinsanxia specializes in the printing of cigarette packaging and is ranked number one in the industry in Provinces of Hunan and Hubei. On April 5, 2005, we announced that we received an order from Jiangsu Dare Technology Company Limited, a wholly owned subsidiary of Jiangsu Dare Group.. Dare Group, established in 1978, is a shareholder of Dare PLC, a publicly listed company. The initial order is valued in excess of $2 million.

For the nine months ended March 31, 2005, cost of sales amounted to $7,871,809, or 89.6% of net revenues, as compared to cost of sales of $10,952,717 or 87% of net revenues for the nine months ended March 31, 2004, a decrease of $3,080,908 or 28%. This decrease was a result of decreased sales and resulted from an increase in raw material costs and overhead costs such as utilities during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. We paid more for pulp, oil, and metal materials due to increase in global prices.

Gross profit for the nine months ended March 31, 2005 was $917,920 or 10.4% of revenues, as compared to $1,640,757 or 13% of revenues for the nine months ended March 31, 2004.

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

     o For the nine months ended March 31, 2005, general and administrative expenses were $387,334, as compared to $351,558 for the nine months ended March 31, 2004, an increase of $35,776, or approximately 10%. For the nine months ended March 31, 2005, we incurred professional fees of approximately $70,000 related to our acquisition of Anxin as compared to $0 for the nine months ended March 31, 2004, an increase of $70,000 or 100%. Additional increases were due to increased salary and wages and operating expenses.

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

         During fiscal 2003, we raised capital from accredited investors under a private placement memorandum. Each unit consisted of a promissory note of $50,000 and a common stock purchase warrant to purchase 25,000 shares of our common stock exercisable at $.16 per share. The purchase warrants expire in five years from the date of the warrant. The notes had a term of one year and provided for interest accrual on the unpaid principal balance of 10% per year.

        Effective March 15, 2005, we raised capital from accredited investors under a private offering of Units. The private offering provided for the sale of 12 units at a price of $25,000 per unit raising up to a total of $300,000. The private offering sold additional units for a total capital raise of $357,500. Each unit consisted of a $25,000 8% Secured Convertible Debenture and a Class A common stock purchase warrant to purchase 250,000 of our common stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. We received gross proceeds of $357,500 from the sale of these Units ($321,750 net). The Units were sold to a total of 7 "accredited" investors, as that term is defined under the Securities Act of 1933, as amended. The Debentures are secured by property with an audited value of $227,900 and 12,250,000 shares of Common Stock owned by David Wu, our President and Chief Executive Officer. The Debentures mature six
(6) months following the closing of the offering. Interest only is payable monthly.

         Additionally, we will raise capital from accredited investors under a new private offering of Units. The private offering provides for the sale of up to 25 units at a price of $100,000 per unit raising up to a total of $2,500,000. Each unit consisted of a $100,000 8% Secured Convertible Debenture and a Class A common stock purchase warrant to purchase 200,000 of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010. The debentures are convertible into our common stock, as defined in the private placement memorandum.

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

         In this amended Quarterly Report on Form 10-QSB/A1 we are restating our consolidated statement of operations for the three and nine months ended March 31, 2005 and 2004, respectively, as previously filed with the Securities and Exchange Commission.

         The restatement of our consolidated financial statements is also being made to correct an error in the elimination of inter-company revenues and cost of sales as described in Note 1 to our financial statements appearing elsewhere in this report. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting as of March 31, 2005 related to elimination of inter-company revenues and cost of sales. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.

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


                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         On January 17, 2005, holders of convertible promissory notes aggregating $13,424 exercised their conversion rights applicable thereto. Accordingly, we issued an aggregate of 1,789,823 common shares.

         On February 7, 2005, holders of convertible promissory notes aggregating $17,602 exercised their conversion rights applicable thereto. Accordingly, we issued an aggregate of 2,346,966 common shares.


Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6.  Exhibits


Exhibit
Number         Description
------       ----------------
31.1   Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2   Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1   Certification of Chief Executive Officer Certification under Section
       906 *
32.2   Certification of Principal Financial and Accounting Officer
       Certification under Section 906 *

              * Filed herein

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on November 10, 2005.


                                              DRAGON INTERNATIONAL GROUP CORP.

                                               By: /s/ David Wu
                                               David Wu,
                                               CEO, Principal Executive Officer