Form 10KSB
period 2005-06-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2005-11-15
CIK 1050691

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

                     For the Fiscal Year Ended June 30, 2005

                           Commission File No. 0-23485


                        DRAGON INTERNATIONAL GROUP CORP.
                 (Name of small business issuer in its charter)


          Nevada                                          98-0177646
     -------------------                               ---------------
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification Number)

                                     Bldg 14
                    Suite A09, International Trading Center,
                                 29 Dongdu Road
                              Ningbo, China 315000
                                 86-574-56169308
   (Address, including zip code and telephone number, including area code, of registrant's executive offices)


  Securities registered under Section 12(b) of the Exchange Act: none



  Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

(Continued on Following Page)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $11,282,376.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of November 9, 2005: $2,700,023.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2005 there were 39,985,234 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                               TABLE OF CONTENTS
                           FORM 10-KSB ANNUAL REPORT
                        DRAGON INTERNATIONAL GROUP CORP.

                                                                           PAGE

Facing Page
Index

PART I
Item 1.           Description of Business......................................4
Item 2.           Description of Property.....................................22
Item 3.           Legal Proceedings...........................................22
Item 4.           Submission of Matters to a Vote of Security Holders.........23

PART II
Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters......................................23-24
Item 6.           Management's Discussion and Analysis of Financial Condition
                  or Plan of Operation.....................................24-31
Item 7.           Financial Statements........................................31
Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................32
Item 8A.          Controls and Procedures..................................32-33

PART III
Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act.............................................33-34
Item 10.          Executive Compensation......................................35
Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management...........................................35-36
Item 12.          Certain Relationships and Related Transactions...........37-38

PART IV
Item 13.          Exhibits.................................................38-39
Item 14.          Principal Accountant Fees and Services......................40

                  SIGNATURES..................................................41

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

         We were incorporated on February 17, 1993, under the name "LBF Corporation" pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, we filed a registration statement with the United States Securities and Exchange Commission on Form 10-SB registering our Common Stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). Our intention at that time was to seek to acquire assets or shares of an entity actively engaged in business that generated revenues or provided a business opportunity, in exchange for our securities. In effect, this filing caused us to be a fully "reporting company" under the 34 Act.

         Effective April 17, 1999, we acquired certain assets owned by an unaffiliated person, including a proposed electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com," and "Greatestmall on earth.com" (the "Assets"). We issued shares of our Common Stock equal to ownership of approximately 33% of our then outstanding shares in exchange for all of the Assets. In addition, our shareholders approved an amendment to our Articles of Incorporation changing our name to "Retail Highway.com, Inc." As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores. Because of negative business conditions, we ceased these operations in June 2002 and began seeking a merger or acquisition candidate. Relevant thereto, effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization, we issued 24,625,000 shares of our Common Stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp. ("Dragon"), a Florida corporation.

         Dragon was founded in June 2004. On June 30, 2004, Dragon acquired a 70% ownership interest of Ningbo Anxin International Company, Limited ("Anxin"). Anxin, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Anxin is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Anxin, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Anxin operates four subsidiaries, including: (i) Jiangdong Yonglongxin Special Paper Company, Limited ("Yonglongxin"), holds an ISO9000 certificate and operates a civil welfare manufacturing facility Fuming County Zhang'ai Village in Ningbo, China.(ii) Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin manufactures, sells and distributes cigarette packing materials (iii) Ningbo Xinyi Paper Product Industrial Company, Limited ("Xinyi"). Xinyi operates in the pulp and paper industry, operating a manufacturing facility and (iv) Xianyang Naite Research & Development Center ("R&D Center") The R&D Center was created to develop, design and improve production methods in the specialty packaging industry in China. Anxin has a distribution network covering east and central China. On December 31, 2004, we issued 4,000,000 Common Shares for the remaining 30% interest in Anxin.

         In order to reduce costs, Anxin consolidated the operations of two divisions. The operations of Shanghai An'Hong Paper Company Limited, ("An'Hong") were consolidated into the operations in Ningbo, China and the remaining assets were sold in April 2005. The operations of Ningbo Long'An Industry and Trade Company Limited ("Long'An") were consolidated into the operations in Ningbo, China and the remaining assets were sold in April 2005.

Business

         Our operations are conducted through Ningbo Anxin International Company, Limited ("Anxin"), our wholly owned subsidiary. Anxin is a manufacturer and distributor of specialty paper products and packaging materials. Anxin was established in 1997, is located in Ningbo, of the Zhejiang Province in China, approximately 200 miles south of Shanghai. Anxin distributes an assortment of paper products and packaging materials. The main consumers of Anxin's products are packaging companies for the tobacco industry, cosmetics industry, as well as the wine and spirits industry. Anxin, through its wholly owned subsidiary, Jiangdong Yonglongxin Special Paper Co. Ltd. ("Yonglongxin"), imports an assortment of paper and packaging products. The products imported by Anxin are used both as a finished product and as well as a raw material to manufacture a variety of paper products and packaging materials. Products manufactured by Anxin or one of its subsidiaries are then sold and distributed throughout China.

         Anxin operates the following subsidiaries:

Jiangdong Yonglongxin Special Paper Company, Limited. ("Yonglongxin")

         Jiangdong Yonglongxin Special Paper Company, Ltd. ("Yonglongxin") was established as a subsidiary of Anxin in November 1999. Yonglongxin is a manufacturer of specialty paperboard products. Yonglongxin is located in Fuming County Zhang'ai Village in Ningbo, China. Yonglongxin holds an International Standard Organization 9000 certificate ("ISO 9000"), which certifies the quality of Yonglongxin products according to established international standards. The ISO 9000 certificate was certified by Moody (International) Ltd. The ISO certificate represents a level of quality control administered by the International Standard Organization. The ISO certification is an independent validation of product quality. This certificate allows Yonglongxin to import and export its product line globally.

         Yonglongxin operates a welfare factory in Fuming County of the Zhang'ai Village in Ningbo, China. Yonglongxin has been certified as a civil welfare company by the municipal government of Ningbo. Civil welfare companies in China enjoy financial incentives including favorable tax status and value-added tax rebates from local municipal tax authorities. These incentives when awarded can in turn reduce costs and can impact our financial performance in a favorable manner. .

         As of the date of this report, Dragon is attempting to change the focus of its business from a sales and marketing company, to a manufacturing company, using the resources acquired in the Yonglongxin acquisition. Management estimates future success could be enhanced if Dragon can successfully increase manufacturing capacity and selling its own products, as opposed to a third party's products. In this way, Dragon may control costs and maintain higher margins on products manufactured within the organization, thereby increasing the potential for profitability. There can be no assurances that Dragon will be successful in its efforts to increase manufacturing capacity.

Hangzhou Yongxin Paper Company, Limited. ("Yongxin")

         Anxin acquired 60% of Hangzhou Yongxin Paper Company, Limited. ("Yongxin") in August 2005. Yongxin manufactures, sells and distributes cigarette packing materials. Yongxin, established in 2003, is located in the Hengjie Village of Liuxia Town Hangzhou, of the Zhejiang Province in China. In August 2005, Dragon issued 1,000,000 shares of common stock to acquire 60% of Yongxin.

         Prior to the acquisition Yongxin was a direct competitor with Yonglongxin. Yongxin's underlying business had stalled mainly due a lack of working capital. Management believes Dragon can improve productivity at the Yongxin operation while eliminating a portion of general and administrative expenses through consolidation with current operations of Dragon. As a result, it is expected that Yongxin can obtain additional working capital as part of our fund raising operations, which may result in increased revenues. There are no assurances that Dragon will be able to provide sufficient funds for Yongxin to achieve this result, or that if Dragon provides such capital, it will result in increased revenues and profitability.

Ningbo Xinyi Paper Product Industrial Company, Limited ("Xinyi")

         Anxin acquired 100% of Ningbo Xinyi Paper Product Industrial Company, Ltd ("Xinyi") in June 2005. Xinyi, established in August 2002, is located in Ningbo, China, in close proximity to the headquarters of Anxin. Xinyi is involved in the paper industry, operating a manufacturing facility of pulp and paper products. At the time of acquisition Xinyi was winding down operations due to low profitability. The main assets of Xinyi are comprised of land, buildings and equipment, including 23,185 square meters of land, a 8,500 square meter building, and assorted manufacturing equipment. Among the 8,500 square meter building; 1,859 square meters is used as office space, 1,580 square meter is a warehouse used to store raw materials and finished products, 3,723 square meters is used as manufacturing facilities, the remaining 1338 square meter a dormitory to house workers. The facilities have been inspected and approved.

         Anxin plans to expand its manufacturing base in the near future. The acquisition of Xinyi will provide Anxin additional resources to expand manufacturing capacity. Due to the close geographic proximity, (the Xinyi compound is also located in Ningbo), management of Anxin believes the operations can be consolidated into Anxin with few difficulties. The land, buildings and equipment owned by Xinyi have been appraised with a market value of $3,797,778. The appraisal was performed by the Ningbo Tianyuan Accounting Firm, an independent third party, on June 16, 2005. Anxin held an account receivable in the amount of $2,601,906 from Xinyi related to previous business. In exchange for the release of the account receivable, Anxin acquired 100% of Xinyi, making it a subsidiary of Anxin.

         This new facility allows Dragon to upgrade manufacturing capabilities and provide a significant amount of land for potential expansion. Furthermore, the transaction will reduce costs as Dragon eliminates leasing costs on our current facility. Dragon plans to house the current plant and the R&D Center under one roof in the near future. While no assurances can be provided, management believes that the acquisition of Xinyi should provide Anxin the physical resources to expand manufacturing capacity.

Xianyang Naite Research & Development Center (the "R&D Center")

         The Xianyang Naite Research & Development Center, located in Ningbo, was created in 1998. The Center was created to develop, design and improve production methods in the specialty paper packaging industry in China. Anxin will employ the research and development efforts of the R&D Center to expand and improve its manufacturing capabilities. While no assurances can be provided, the acquisition could decrease Anxin's dependence on external manufacturing facilities in the future. If Anxin is to increase its manufacturing capacity of pulp and paper products, this will reduce their dependence on external sources for pulp and paper products. Furthermore, the R&D Center could help to promote the abilities of the organization as a manufacturer of paper and packaging goods. Recently, the R&D Center efforts resulted in a new coating material for aluminum foil. This is simply an example of the contributions of the R&D Center.

         If management of Dragon succeeds in increasing manufacturing capabilities, Anxin can establish a reputation for pulp and paper products manufactured in China. Presently pulp and paper products manufactured in China possess a lower quality than products manufactured outside of China. However, domestically manufactured pulp and paper products have achieved a growing level of acceptance among the industry in China. Anxin hopes to garner a growing share of pulp and paper products manufactured and sold in China.

         Anxin delivered $25,000 (USD) and Dragon issued 500,000 shares of common stock in consideration for this acquisition.

         Our management believes the currency provided by the common stock of a company listed on a U.S. exchange offers a distinct advantage for acquisitions. Using the common stock as currency, management believes we can acquire companies within the pulp and paper industry at a reduced cost as compared to competitors also looking to consolidate the industry. In addition, potential acquisition candidates might prefer to receive common stock of a company listed on a U.S. exchange as consideration for a merger, acquisition, or joint venture. We intend to continue to identify existing operations with synergistic benefits to current Dragon operations with the intention of consolidating our industry under the Dragon corporate umbrella. There can be no assurances that management will be able to continue to identify potential acquisition candidates, or that, if so identified, that management will be able to reach mutually acceptable terms with the principals of such entities to allow Dragon to consummate such acquisitions.

Products

         Anxin distributes an assortment of paper products and packaging materials and serves as an agent in China for global paper manufacturers. Many global manufacturers do not have a sales or distribution network in China. In an effort to expand their reach, pulp and paper manufacturers leverage local agents for sales and distribution. Anxin's main distribution products are called Federal Solid Bleached Sulfate Paperboard ("Federal SBS"), and Hang Kong Cast Coated Board ("Hang Kong CCB"). Federal Solid Bleached Sulfate Paperboard ("Federal SBS") is manufactured by International Paper Company ("IP"). Hang Kong Cast Coated Board ("Hang Kong CCB") is manufactured by Asia Pulp and Paper Group. Anxin has begun to distribute grades of Solid Bleached Sulfate ("SBS") manufactured in China. Recently the quality of domestically manufactured SBS has improved and as a result gained a low level of acceptance among the paper industry in China.

         Anxin has a sales and distribution network covering East China and South-East China including the city of Shanghai as well as the following provinces; Anhui, Shandong, Jiangsu, Zhejiang, Fujian, Jiangxi, Hubei, and Yunnan. Our main manufacturing product is composite paperboard, manufactured by Jiangdong Yonglongxin Special Paper Co. Ltd. ("Yonglongxin"), a subsidiary of Anxin. Federal SBS, Hang Kong CCB and composite paperboard account for approximately 41%, 39% and 20%, respectively, of our total annual revenues.

Federal Solid Bleached Sulfate Paperboard

         Federal Solid Bleached Sulfate Paperboard ("Federal SBS") is manufactured by International Paper Company. The Federal SBS is made from pure wood pulp. Federal SBS is a flexible product; which can be employed as a finished product as well as a raw material to manufacture various grades of specialty paperboard. Anxin imports Federal SBS and distributes throughout China. Yonglongxin, a subsidiary of Anxin, will employ Federal SBS as a raw material in the manufacturing process for specific grades of composite paperboard. As a finished product, Federal SBS is used as a packaging material for products such as; high-grade cigarette, wine and cosmetics. Federal SBS is compatible for various printing equipment such as conca printing and offset printing.

         Anxin believes Federal SBS has attained a strong level of consumer acceptance in China. International Paper Company and its products are respected in the global pulp and paper industry. As such management believes the consumer demand and acceptance for Federal SBS will remain strong. However, grades of SBS manufactured domestically have improved. As the quality of the SBS manufactured within China improves, local consumers may increase their consumption of the local goods. In the event the local industry in China gains confidence in the local goods, demand for domestic grades of SBS could increase. However, in the near term Federal SBS will continue to witness strong demand due to its flexibility and the reputation of its manufacturer, International Paper Company.

         Our management estimates that our current market segment is approximately less than 10% of the pulp and paper industry in China. Management believes there are three contributing factors leading to our small portion of the market, including (i) the quality of solid bleached sulfate paperboard ("SBS") manufactured domestically has improved. As a result, the products have gradually substituted the imported SBS such as Federal SBS; (ii) the market for Federal SBS is narrow, mainly focused on high-grade commodities; and (iii) the sheer magnitude of the industry in China. As the demand for domestic grades of SBS increase, Anxin will seek to garner a growing share of this market.

         Anxin has been an agent for IP products since 1998. As such, management believes that Anxin has developed a stable relationship with IP. Management of Anxin believes this relationship places Anxin in a favorable position among other domestic agents of Federal SBS. Global agents for pulp and paper products may have difficulty securing a relationship with a company such as International Paper Company. Although IP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IP. As such it will be difficult for new local agents to emerge and establish a relationship with IP in the near future. However competition is strong and local agent continue to seek a relationship with IP, especially due to the quality if its products.

         Anxin has begun to distribute grades of Solid Bleached Sulfate ("SBS") manufactured in China. Recently the quality of domestically manufactured SBS has improved and as a result, this product has gained a low level of acceptance among the paper industry in China. From time to time, Anxin may purchase domestically manufactured SBS. In the past Anxin has purchased solid bleached sulfate paperboard ("SBS") from Zhong' Hua Paper Co., Ltd. Anxin receives less than 10% of its solid bleached sulfate paperboard from domestic manufacturers.

         In the future the quality of SBS manufactured domestically should improve. Management plans to expand our position in this segment by: (i) expanding our manufacturing base to incorporate our own proprietary form of a high quality SBS; and (ii) establishing a relationship with a domestic manufacturer of a high quality SBS. The main competitor for SBS is Ningbo Zhuoli Corporation, who has approximately 5% to 6% of this market.

         Anxin principal customers of Federal SBS, SBS, and domestic SBS are the cigarette factories and the printing factories who provide services for the cigarette factories.

Hang Kong CCB

         Hang Kong Cast Coated Board ("Hang Kong CCB") is manufactured by Asia Pulp and Paper Group ("APP"), primarily in Indonesia. Hang Kong CCB is made from paper pulp. Hang Kong CCB is a packaging material that is white, smooth and glossy and is used as an external packaging material for products such as; cigarette boxes, cosmetics, and wine. We believe Hang Kong CCB will continue to witness strong demand due to its durability, wide variety of applications and the reputation of its manufacturer, Asia Pulp and Paper Group. Anxin distributes Hang Kong CCB throughout East China and Southeast China. Anxin has been an agent of APP since 1998. Although Anxin is not an exclusive agent of APP, Anxin has established a stable relationship with APP. Management of Anxin believes this relationship places Anxin in a favorable position among other domestic agents of Hang Kong CCB. Global agents for pulp and paper products may have difficulty securing a relationship with a company such as Asia Pulp and Paper ("APP"). Although APP is determined and willing to enlist the services of local agent, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as APP. As such it will be difficult for new local agents to emerge and establish a relationship with APP in the near future. However competition is strong and local agent continue to seek a relationship with APP, especially due to the quality if its products.

         During our fiscal year ended June 30, 2004, our annual domestic sales of Hang Kong CCB were in excess of 5,000 tons, which represents approximately 15% of APP annual Hang Kong CCB manufacturing output. During our fiscal year ended June 30, 2005, our annual domestic sales of Hang Kong CCB were in excess of 5,100 tons, which represents approximately 15% of APP annual Hang Kong CCB manufacturing output. Anxin represents approximately 30% to 40% of the annual sales of Hang Kong CCB in mainland China. Anxin imports Hang Kong CCB from APP by issuing in-sight letters of credit at the price of CIF Shanghai (cost + insurance + freight).

         The principal customers of Hang Kong CCB are mainly cigarette manufacturers, and facilities related to the manufacture of cigarettes. Presently Anxin distributes Hang Kong CCB mainly in the eastern regions of China. Recently, Anxin has begun efforts to develop the market in South China and Yunnan province. As a result of our efforts, Anxin has established new consumer relationships in the Hubei and Yunnan provinces in September 2005.

         Hang Kong CCB and its manufacturer, APP, has established a reputation for a level of quality and is generally accepted by the pulp and paper industry in China. Anxin expects the demand for Hang Kong CCB to remain constant in the near future. Management of Anxin believes new brands of cast coated board ("CCB") manufactured domestically will not receive wide acceptance by the general market. It will take time for the new products to be accepted by the industry. As a result management of Anxin expects the demand for Hang Kong CCB to remain strong for the foreseeable future. The main competitor in this market segment is Ningbo Zhuoli Corporation, whose annual sales amount is about 3,000 tons.

         Federal SBS and Hang Kong CCB are packaged in the Yonglongxin factory and shipped by vessel and transferred by train or truck after arriving at the destination port. Composite paperboard is packaged by brown paper plus heating contracting film and it is transported by truck. Trucking is provided by Shanghai Hongyuan Logistics Co., Ltd. and the cost is calculated according to the tons of freight. The logistics company bears the risk during the transportation.

         The Hang Kong CCB and Federal SBS imported for trading are stored in Shanghai by Shanghai Zhenxin Storage Co. Ltd. The cost of storage is calculated based on the daily volume, plus the cost of unfolding the boxes, packing, and relocation within the warehouse. Zhenxin has an insurance policy covering the value of the contents. Additional raw materials for the production of composite paperboard are stored in a warehouse owned and operated by Yonglongxin. The warehouse, located in Ningbo, is approximately 1,000 square meters.

Composite Paperboard

         Composite paperboard is manufactured by Yonglongxin, a subsidiary of Anxin. Composite paperboard is manufactured from a combination of SBS, CCB, Polyethylene Terephthalate film ("PET film"), and holographic film. PET film is a basic polymer used as a raw material in the manufacture of fiber, film, packaging containers, engineering resin and binder resins. Holographic film is a raw material used in the manufacture of composite paper board. Yonglongxin imports PET film and holographic film from Taiwan Guangqun. Anxin distributes the finished composite paperboard manufactured by Yonglongxin. Anxin distributes the composite paperboard to the transferring factories of composite paperboard and transfer paperboard. These companies include Shanghai Cigarette Industry Printing Factory and Danyang Xinglian Corporation, each of whom accounted for over 10% of our total revenues during our fiscal years ended June 30, 2005 10.03% and 11.16%, respectively.

         In the manufacturing process, which involves a series of compositions and coatings, the basic raw materials of SBS and CCB are transformed into various grades of composite paperboard. Anxin distributes the composite paperboard as a finished product employed as a packaging material for cigarettes, wine and cosmetics. The composite paperboard is suitable for different printing equipments, including conca printing and offset printing.

         Yonglongxin uses the raw materials to manufacture four distinct forms of composite paperboard:
         Golden or Silver paperboard
         Holographic paperboard
         Mirror-like paperboard
         Transferring paperboard

         The various paperboards differ in thickness, sheen, color, and reflection providing a multitude of various grades. Each form has a specific application for the end user.

         Yonglongxin has operated the manufacturing facility for seven years. Yonglongxin products have been certified with an ISO 9000 certificate. Yonglongxin expects the grade of domestic cigarettes to improve, as the industry demands increased quality requirements. This will in turn lead to heightened quality requirements for the composite paperboard.

         Aging equipment and heightened quality requirements may impact current market status. Anxin intends to use a large portion of the proceeds received from a recent private offering to upgrade equipment and technology of Anxin and its subsidiaries. While no assurances can be provided, this improvement should enhance the ability of Anxin to effectively compete.

         Yonglongxin has two principal competitors in this market; Xinglian Aluminum Limited Corporation, a subsidiary of Jiangsu Dare Group and Shanghai Luxin Packaging Material Corporation. Xinglian Aluminum Limited Corporation is estimated to have revenues of RMB 120 million (USD 14,510,278) in 2004. The other competitor, Shanghai Luxin Packaging Material Corporation, has estimated revenues in excess of RMB 100 million (USD 12,091,898) in 2004. These figures were derived from promotional materials issued by these companies.

         The main clients are manufacturing facilities that provide packaging materials for cigarette, wine and cosmetics. Our principal customers in this segment include Jiangsu Dare Danyang Printing Corporation, Hubei Jinsanxia Printing Limited Corporation, Xuzhou Huayi Colorful Printing Limited Corporation and Ningbo Tiancheng Printing Limited Corporation. None account for 10% or more of our annual revenues.

         The principal suppliers for the raw material components of composite paperboard are IP, APP and Taiwan Guangqun. Anxin has stable relationships with each of its suppliers. Management believes Anxin should enjoy a productive relationship with its suppliers in the foreseeable future.

         Management estimates that Federal SBS and Hang Kong CCB will continue to witness strong consumer demand in the near future. Both products have a strong reputation for quality and are produced by venerable industry participants. Domestic grades of SBS are improving, and should witness increased demand as consumer confidence grows.

         Presently there are few alternatives to Hang Kong CCB available in China. There are no primary domestic manufacturers in China. Hang Kong CCB has established a reputation for quality generally accepted by the industry in China. Anxin expects the demand for Hang Kong CCB to remain strong. Management of Anxin believes new brands of cast coated board ("CCB") manufactured domestically will not receive wide acceptance by the general market. It will take time for the new products to be accepted by the industry. As a result, we expect the demand for Hang Kong CCB to remain strong for the foreseeable future. Anxin main competitor in this market segment is Ningbo Zhuoli Corporation, whose annual sales amount is about 3,000 tons.

         Anxin imports Federal SBS from an exclusive agent of International Paper Company. Anxin has developed a stable business relationship with International Paper Company. Management of Anxin expects the relationship to remain stable for the foreseeable future. However the quality of SBS manufactured in China has improved in recent years. From time to time, Anxin may purchase domestically manufactured SBS. In the past Anxin has purchased solid bleached sulfate paperboard ("SBS") from China Paper Co., Ltd. Although Anxin receives less than 10% of its solid bleached sulfate paperboard from domestic manufacturers, this may increase as the quality of domestic grades are accepted by the general industry. Anxin expects Federal SBS manufactured by International Paper Company will continue to witness strong demand. Meanwhile Anxin will seek to garner a growing share of sales of domestically produced SBS as this market gains acceptance.

New Products

"Zhong' Hua" SBS

         In recent years grades of solid bleached sulfate produced domestically in China have improved gradually. As the grades of these products improve, cigarette manufacturers in China will be inclined to employ domestic SBS as a raw material packaging product. A main attraction to employ domestic SBS is the reduced cost as opposed to grades of SBS produced from sources outside of China. Anxin has gradually increased the sales of domestic products as management attempts to increase market share in this domestic market. Anxin expects to obtain a higher profit margin on sales of domestically manufactured SBS than it does from Federal SBS because of reduced raw material cost and reduced transportation and export costs. Anxin has begun to establish a relationship with Ningbo Zhong' Hua Paper Company Limited ("Zhong' Hua"), a manufacturer of SBS in China. Management believes that Zhong' Hua will be able to provide a stable supply of quality grades of SBS. Presently, there is no agreement or contract with Zhong' Hua. Management does not expect to enter into a long term agreement. As a commodity, the price of pulp and paper products tends to fluctuate; as such long term agreements are not customary. Rather management prefers to maintain a stable working relationship without locking into a set price. As of June 30, 2005, Anxin had purchased $152,000 (USD) worth of SBS from Zhong' Hua.

Waterproof Art Paper

         Waterproof art paper is used for tag printing in beverage industry. Presently there are not many quality alternatives of waterproof art paper manufactured in China. Anxin is seeking to establish an exclusive relationship as an agent of an America paper manufacturer. As of the date of this report, no such relationship has been established and there can be no assurances that such a relationship will be established in the future, or if established, that such relationship will result in profitability.

Transfer Paper

         Transfer paper is a new form of packaging material used for high-class cigarettes. Employing new advances in production methods, the new form is significantly more flexible than earlier forms; for example, the paper allows for improved print patterns on labels. Yonglongxin, a subsidiary of Anxin, is in the process of developing a new transfer paper production line. The recent acquisition of Xinyi, provided Yonglongxin additional manufacturing facilities to add production capabilities. Management estimates that the new production line will start production at March 2006.

Current Product Mix

         Currently, Dragons products are comprised of Federal SBS, SBS, CCB and composite paperboard. As of the date of this report, Anxin does not have any plan to discontinue these products. Although sales of domestically produced SBS have gradually increased due to increased quality, overall the domestic products will not replace imported products in the near future. Customers will continue to demand the highest quality grades. Furthermore foreign manufacturers will seek to maintain their current market share despite competition from domestic manufacturers. In response to increased demand, foreign manufacturers may offer incentives to customers in an effort to maintain their market share. In the event this does occur, Anxin could experience improved margins. There can be no assurances that such incentives will be available in the future, or if available, that such incentives will result in improved margins.

         Anxin, through its subsidiary, Yonglongxin, manufactures composite board. Anxin has no plans to discontinue this product. Anxin is exploring new manufacturing methods to produce improved grades of composite paperboard in conjunction with its research and development center. Anxin will seek to develop improved grades and market the improved grades to the cigarette packaging industry for use in middle and high end cigarettes.

         As stated above, Anxin is making a conscious effort to increase the portion of sales from Yonglongxin. Management believes this effort is both possible and reasonable, as Anxin can control the price and maintain higher margins on products manufactured within the organization, which may result in increased financial benefits realized from output of the Yonglongxin factory. As further support of this contention, it is noted that Yonglongxin operates a welfare factory in the Fuming County of the Zhang'ai Village in Ningbo. Yonglongxin has been certified as a civil welfare company by the municipal government of Ningbo. Civil welfare companies in China enjoy financial incentives including favorable tax status and value-added tax rebates. While no assurances can be provided, management believes these incentives will result in reduced costs.

International Paper Company and Asia Pulp and Paper Group

         Anxin is a distributor in China of products manufactured by International Paper Company ("IP") and Asia Pulp And Paper Group ("APP"). International Paper Company and Asia Pulp and Paper Group are widely recognized within the pulp and paper industry for the quality and dependability of their products. As a distributor of International Paper Company and Asia Pulp and Paper Group products, Anxin and its subsidiaries can leverage the inherent goodwill of both companies. Anxin believe both International Paper and Asia Pulp and Paper Group offer high quality and dependable products. Via these relationships, Anxin and its subsidiaries can offer premium quality products for the packaging materials industry in China.

International Paper Company:  (source: www.internationalpaper.com)

         As a global leader in the paper, packaging, and wood products industry, IP supplies a wide range of goods that people rely on day in and day out. As its name implies, IP is a global company, with operations spanning the Americas, Europe, Asia Pacific, and Australia.

         IP sells paper, packaging products, building materials, and other products directly to end users and converters, as well as through resellers primarily in the United States, Europe, the Pacific Rim, and South America. (source: www.finance.yahoo.com)

         Anxin imports Federal SBS from International Paper Pacific Millennium Limited, an exclusive agent in Asia for International Paper Company, by issuing a letter of credit.

Asia Pulp and Paper Group:  (source www.asiapulppaper.com)

         APP (comprised of Sinar Mas Pulp, Paper, Stationery & Chemical Division), is one of the world's leading pulp and paper companies. With current combined pulp, paper and packaging grades capacity of 6.9 million tons in Indonesia, it ranks number one in Asia, excluding Japan. APP currently has manufacturing facilities in Indonesia and markets its products in more than 65 countries on six continents. APP produces bleached hardwood pulp and a wide range of paper and packaging products. The range extends from commodity-grade base paper to value added art paper, which includes cast coat paper, tissue, specialty papers, carbonless paper, stationery and office products. APP's principal operations in Indonesia are of world-class standard, and most have been ISO 14001 and ISO 9002 certified for diligent adherence to both environmental and quality management.

Manufacturing

         The following is a general overview of the manufacturing process for the various grades of composite paperboard. Yonglongxin is the manufacturing division of Anxin, including the following grades: holographic paperboard, mirror-like paperboard, aluminum foil paperboard, pearl paperboard and transferring paperboard. Machinery can be formatted to manufacture multiple forms of paper goods. As machinery is reset to manufacture different forms of paper, the machinery must be shut down temporarily halting production.

         The manufacturing process is generally similar for various forms of paper. The manufacturing process incorporates the same machines for various forms of paper. The different forms of paper are produced using various amounts of raw materials combined at altering stages and then treated in different manners. In a simplified description, the manufacturing process involves a series of processes including transfer and preparation of film, gelatinization of the film, compounding, drying, cooling, and coating. Additional forms of paper products are derived if shades of the original film are separated, then dried and allowed to cool, creating a new finished product. Varying the time and order for each process, additional forms of paper products can be derived from the same machinery. The amounts and types of raw materials will alter the output of the finished product.

         The factory operates two shifts per day, each shift requiring 14-15 workers. Each shift has four machinists present for each product line. The quality of the output is determined by the quality of the raw material, the machinery, and the experience of the machinists. At each step the product is inspected by our internal quality control systems to ensure quality requirements

         Anxin has made efforts to update and grow its manufacturing base. The recent acquisitions of Yonglongxin and Xinyi should support efforts to increase manufacturing capacity. The proceeds derived from our recent private offerings have provided resources allowing Anxin to update facilities with new machinery and additional production lines. Yonglongxin operates a civil welfare factory. As such, Yonglongxin enjoys favorable tax status. While no assurances can be provided, management believes it can leverage low manufacturing costs into a competitive advantage. Furthermore, as discussed earlier, Anxin would like to decrease its dependence on foreign manufacturing. In the event Anxin can establish a solid manufacturing presence offering products of similar quality, Anxin will alleviate its dependence on foreign manufacturers. In addition, Anxin may realize reduced costs by developing its own manufacturing operations.

Composite Paperboard Manufacturing Process

1. Using the laminating and coating machines, aluminum foil, PET membrane, and holographic membrane are combined and coated with glue, pressed and then laminated with SBS or CCB,
2. One surface of the membrane is coated again, then dried by the drier and wound into rolls of paper 3. Using a computerized slitting machine, rolls of paper are then cut into sheets based on specifications from customer
4. The paper is placed again on the computerized slitting machine and trimmed further based on customer specifications

Transferring Paperboard manufacturing process

1. Using a composite coating machine, the transferring membrane is coated with glue and pressed with either SBS or CCB, then laminated heavily
2. The transferring membrane is run through a drying machine 3. Once dry, a bottom layer of the membrane is peeled off
4. The transferring membrane is coated again, run through the drying machine, and wound into rolls of paper 5. Using a computerized slitting machine, rolls of paper are then cut into sheets based on specifications from customer
6. The paper is placed again on the computerized slitting machine and the sheets of paper are trimmed further based on customer specifications

     Anxin believes it can more readily control costs if it can increase its manufacturing capacity. Anxin has made efforts to update and grow its manufacturing base. Management has successfully acquired a manufacturing facility with the acquisition of Yonglongxin. This should limit our dependence on foreign manufactured goods, while attaining a level of control on both the price and availability of our products. If Anxin can increase manufacturing capacity, they will be less dependent on external sources of pulp and paper products. This independence could lead to shorter delivery times to consumers as well as tighter control of costs. In the event Anxin can establish a solid manufacturing presence offering products of similar quality, Anxin will alleviate its dependence on foreign manufacturers. In addition, Anxin may realize reduced costs by developing its own manufacturing operations. There can be no assurances that we will be successful in either endeavor.

     Dragon has established an internal research and development program with the acquisition of the Xianyang Naite Research & Development Center. This research and development program could lead to the creation of new innovative products. New innovative products could command a higher profit margin in the industry. However, there is no guarantee that the program will generate new products and there can be no assurances that any new products will receive a favorable reception in the industry.

     Management believes that China represents the world's fastest growing economy. While no assurances can be made, management of Anxin expects the Chinese economy will continue to grow rapidly. China has grown to become a manufacturing powerhouse, primarily due to low manufacturing costs. Inherent with this tremendous export market of Chinese goods is a growing packaging market to deliver these products. Our intention is to capture an increased share of the packaging market.

Sales and Marketing

Federal SBS

Since inception, Anxin has employed sales networks that interact directly with the client. Sales people are compensated with a salary, not sales commissions. Anxin advertises in trade publications and magazines. Our sales network covers East China and South-East China including the city of Shanghai, as well as the following provinces; Anhui, Shandong, Jiangsu, Zhejiang, Fujian, Jiangxi, Hubei, and Yunnan. Anxin is making an effort to increase sales in Southern China. Specifically, Anxin is marketing solid bleached sulfate paperboard and cast coated board in the Southern regions of China. Anxin is exploring new forms of solid bleached sulfate paperboard produced domestically. Domestic manufacturers have had success with new products such as Zhong' Hua solid bleached sulfate paperboard and a form of water-proof art paper. Anxin is seeking ways to incorporate these new products into its manufacturing base. In the event Anxin is successful with this effort, Anxin will attempt to sell and distribute these new products using the existing sales network.

Hang Kong CCB

Anxin markets Hang Kong CCB and domestically produced cast coated board through 4 channels;
1.       Media Promotions/Advertising
2.       Direct Sales
3.       Trade Publications
4.       Trade Conferences

Composite Paperboard

Similar to our marketing efforts with Hang Kong CCB, Anxin markets the various forms of composite paperboard through 4 channels:
1.       Media Promotions/Advertising
2.       Direct Sales
3.       Trade Publications
4.       Trade Conferences

In addition, recently we have begun selling our products through our website www.drgg.net and www.chinaalibaba.com.

March 2005 Private Placement

         On March 1, 2005, we closed a private offering of Units, each Unit consisting of an 8% Secured Convertible Debenture and 250,000 Class "A" Warrants, each warrant exercisable to purchase one (1) share of our Common Stock at an exercise price of $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. We received gross proceeds of $357,500 from the sale of these Units ($321,750 net). The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The Debentures were scheduled to mature six months following the closing of the offering. Interest only is payable monthly. The relevant offering documents contained a provision which provided for each of the investors to convert into the subsequent offering which took place beginning in May 2005 (described above). Pursuant to the terms of this offering, each of the investors retained ownership of the warrants issued to them in this offering as part of the consideration for extending the maturity date of their Debenture.

July 2005 Private Placement

         On May 9, 2005, we commenced a private offering of units, each unit consisting of a secured, convertible promissory note and warrants (the "Units"), totaling up to a maximum of $2,500,000. We closed this offering in July 2005, after we had sold an aggregate of $1,927,400 of these Units to 36 "accredited" investors, as that term is defined under the Securities Act of 1933, as amended. The minimum subscription was for $100,000 or one Unit; however, we reserved the right to accept subscriptions for a fractional Unit, which we did. Each Unit consisted of a secured convertible note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8%, payable on a monthly basis in cash or common stock on the first of every month and two hundred thousand (200,000) common stock purchase warrants, each to purchase a share of our Common Stock for every dollar invested, exercisable at a purchase price of $.30 per share for a period of five years following the final closing date of the offering period, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of our Common Stock. The Notes mature two years after issuance. We have the option to satisfy principal and interest payments in cash or Common Stock. The principal and interest is convertible into shares of our "registered" Common Stock based on the following criteria: At the sole election of the holder (the "Holder"), any portion of the unpaid principal balance of the Note, together with any interest that may have accrued through the date of such conversion, may be converted into shares of our Common Stock. The Holder shall provide us with fifteen (15) days written notice prior to such payment ("Holder Conversion Notice"). The Holder may elect to receive shares of Common Stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the Holder Conversion Notice. The Holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder may elect to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

         For a more detailed description of the rights and obligations applicable to these Debentures, see "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources," below.

Patents and Trademarks

         Although the process for protecting patents in the PRC varies greatly from that of the US, there has been a recent increase in governmental protection of intellectual property rights that coincided with the development of capitalism in China. We have taken all steps necessary to register the brand name "Yonglongxin". We have no other patents or trademarks.

Industry Background

         The global paper market remains a growth industry. Management believes that China represents a significant opportunity due the lack of supply and rapidly growing demand. From 1991 to 2002, the consumption of paper and paper board grew at 8.94% and 9.57% annually in China, respectively. As of the date of this report, the production and consumption volume of paper and paper board in China is only second to the United States in the world. Due to the growing demand within China and support from national policy, this industry has been expanding since 2002.

Sources for the factual content found in the above paragraph provided by:

1. Crouching Fiber, Paper Dragon: China and the Global Paper Market 2. Metafore 2000; www.metafore.org

3. Economic Transition and Demand Pattern: Evidence from China's Paper and Paperboard Industry. By Haizheng Li, Jifeng Luo, Patrick McCarthy

     National imports to the PRC account for approximately 15% of the total consumption in China. Currently the supply structure of the paper industry in China is insufficient as compared with the national demand. Approximately 80% of domestic production capacity is middle- and low-end paper. This segment of the national paper industry experiences significant competition which represent low margins to the manufacturer. However, high quality application of paper products depend on imported products. Our focus is to capitalize on this dearth of supply. Our intent is to capture a share of the national market by manufacturing a premium quality product. There is a supply gap in the high-end paper market, causing high margins and relatively little competition. We intend to expand upon our tradition of customer satisfaction in the high quality end of the market; as this represents an improved profit margin.

Sources for the factual content found in the above paragraph provided by:

1.       Chinese Dragon Keeps On Roaring, Mary Murphy. February 1, 2005
2.       www.packaging-online.com;
3. Positioning Canada in China's Paper Chase, Asia Pacific Bulletin. February 27, 2004
4. Focus on the Future, UBS Global Paper and Forest Products Conference. Bjorn Hagglund. September 23, 2004

     Management of Anxin forecast that the China economy will enjoy significant growth through 2006 and the foreseeable future. The demand for high quality paper products should witness significant growth. Management expects the market demand for paper for cigarette packaging products to increase consistently. Research conducted by Anxin leads management to estimate a 10% to 15% (by company research report) annual growth in cigarette packing supplies.

Competition

         The pulp and paper industry is highly competitive and includes both small companies as well as large, diversified firms. Many competitors possess the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. The principal competitor for SBS and CCB products is Ningbo Zhuoli Corporation, which generates approximately 4,500 tons annually respectively. There are three principal competitors for our composite paperboard product; Xinglian Aluminum Foil Limited Corporation, a subsidiary of Jiangsu Dare Group, Nanjing Gold Foil Corporation and Shanghai Lvxin Packaging Corporation. Xinglian generates approximately $145,000 (USD) annual sales of composite paperboard. Nanjing Gold Foil Corporation generates approximately $302,000 (USD) annual sales of composite paperboard. Shanghai Lvxin Packaging Corporation generates approximately $121,000 (USD) annual sales of composite paperboard. These figures were derived from promotional materials generated by each competitor.

         While no assurances can be provided, management believes Dragon has the resources to emerge as a market leader in all our business segments. However, a large number of established and well-financed entities are active in our industry. Nearly all such entities have financial resources, technical expertise and managerial capabilities similar to ours and, consequently, we expect that our industry will remain very competitive in the foreseeable future.

Consolidated Operations

         Anxin consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Anxin will continue to operate the underlying business of each entity from the headquarters located in Ningbo. The two discontinued divisions are; Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). The remote operations were established as additional offices in Shanghai in an effort to improve client relations and extend the brand awareness of Anxin products and services throughout China. Furthermore Anxin, the parent, can improve its status among financial institutions in China, as a large group with additional operations in various business segments. Unfortunately the cost of the additional offices proved too costly. Anxin will service the clients of An'Hong and Long'An as they continue to operate the underlying business of each entity from the headquarters in Ningbo. The fixed assets, office equipment and entities were sold to Shanghai DIJI Investment Management Company.

Shanghai An'Hong Paper Company Limited, ("An'Hong")

         Anxin established Shanghai An'Hong Paper Company Limited, ("An'Hong") in April 2001. An'Hong was established in an effort to provide better customer service to clients in the Shanghai region. Management of Anxin estimated that with the An'Hong operation, representatives of Anxin would develop stronger business relationships with paper manufacturing facilities in the Shanghai region. Unfortunately the additional expense associated with the An'Hong operation exceeded the incremental revenues of the Shanghai operation. Furthermore, expenses associated with the Shanghai operation were expected to increase substantially. This issue was exacerbated by the incremental tax liabilities of the Shanghai operation. An'Hong is taxed on gross revenues; in turn despite the decreased net contribution of the Shanghai operation, the tax cost remained constant.

         An'Hong generated revenues of $3,397,606 in Fiscal 2004 and $2,265,840 in fiscal 2005. Anxin sold the assets of An'Hong to Shanghai DIJI Investment Management Company. As a result of the sale, Anxin realized a decrease in expenses while improving its credit status among financial institutions in China.

         Management of Anxin believes it can continue to service customers of An'Hong located in the Shanghai region from the headquarters in Ningbo. Advances in technology and improved transportation, representatives of Anxin should continue to forge strong relationships with customers in the Shanghai region.

Ningbo Long'An Industry and Trade Co. Limited ("Long'An")

         Anxin established Ningbo Long'An Industry and Trade Company Limited ("Long'An") in September 2002. Long'An was established as a new division to develop international trade opportunities. Management of Anxin created the operations in an effort to create a presence in Shanghai and capture a share of the growing import/export market of China. However the effort to create an individual brand identity in international trade proved too costly. Anxin determined it could leverage resources of established import/export operations in China.

Long'An generated revenues of $5,157,886 in fiscal 2004 and $3,373,837 in fiscal 2005. Anxin sold Long'an to Shanghai DIJI Investment Management Company. As a result of the sale, Anxin realized a decrease in expenses while improving its credit status among financial institutions in China.

         Anxin sold the assets of Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An") to Shanghai DIJI Investment Management Company in April 2005. At the time of sale Shanghai An' Hong Paper Company Limited, held net assets of 1,840,445.52 RMB ($222,276 USD). Ningbo Long'An Industry and Trade Company Limited ("Long'An") held part of fixed assets and inventory of 771,933 RMB ($95,183 USD). In exchange for the assets An'Hong and Long'An, Anxin received a note payable due on December 31, 2005 in the amount of 1,500,000 RMB ($184,957 USD and a note payable due on June 30, 2006 in the amount of 1,503,729.67 RMB ($185,417 USD).

Government Regulations

         Our industry is not subject to any specific regulations. Management believes that our operations are conducted in compliance with all of the applicable regulations of the national, provincial, and local agencies that impact our operations.

Employees

         As of the date of this report, our wholly owned subsidiary, Yonglongxin, employs 46 persons, including 3 in sales, 7 in management and administration, with the balance working on the production line. The total number of Anxin employees is 14, including 5 in sales and marketing and 9 in management. None of our employees are members of a union. We consider our employee labor relations to be good.

Risk Factors

Our business plan is subject to numerous risk factors, including the following:

RISKS RELATED TO OUR BUSINESS

         The management of our Company is located in the Peoples Republic of China ("PRC") and we are materially dependent upon advisory services of a U.S. company. In the event this consultant fails to perform properly, or elects to discontinue its relationships with us, the results could have a negative impact on our ability to comply with the requirements of being a US public reporting company and may lead tour common stock being de-listed from trading on the OTCBB.

         None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English, except our President. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with that company expires in June 2006. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis that could lead to our Common Stock being de-listed from trading on the OTCBB.

         Certain agreements to which we are a party and which are material to our operations lack various legal protections that are customarily contained in similar contracts prepared in the United States. This could result in adverse consequences to our business operations in the future.

         Our operations are based in the People's Republic of China ("China" or "PRC"), our operating subsidiaries are Chinese companies and all of our business and operations are conducted in China. We are a party to certain material contracts, including supply contracts, purchase contracts and the lease for our principal offices and manufacturing facility. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot provide assurances that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of these hypothetical future events could have on our Company.

         We are materially reliant on revenues from our operations in the PRC. There are significant risks associated with doing business in the PRC that may cause you to lose your entire investment in our Company.

         While our goal is to both expand our operations to countries outside the PRC, in the foreseeable future our growth and success will remain tied to our existing operations in the PRC. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on our financial condition that could result in a significant loss of revenues and liquidity in future periods.

         We cannot assure you that the current Chinese policies of economic reform will continue. Because of this uncertainty, there are significant economic risks associated with doing business in China.

         Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

1. the Chinese government will continue its pursuit of economic reform policies;
2. the economic policies, even if pursued, will be successful; 3. economic policies will not be significantly altered from time to time; and 4. business operations in China will not become subject to the risk of nationalization.

         Even if the Chinese government continues its policies of economic reform, we may be unable to take advantage of these opportunities in a fashion that will provide financial benefit to our Company. Our inability to sustain our operations in China at current levels could result in a significant reduction in our revenues that would result in escalating losses and liquidity concerns

         China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Given our material reliance on our operations in the PRC, any failure on our part to continue to take advance of the growth in the Chinese economy will have a material adverse effect on our results of operations and liquidity in future periods.

         We are subject to risks associated with the conversion of Chinese RMB into U.S. dollars.

We generate revenue and incur expenses and liabilities in both Chinese Renminbi
(RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of Chinese RMB and other currencies in which our earnings and obligations are denominated. Recently, the Chinese government raised 2% of Chinese RBM against US dollar by floating Chinese RMB with a basket of foreign currencies. The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Reminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

         We may not have sufficient protection of certain of our intellectual property.

         We utilize certain technologies in the production of certain packaging paper that are used in our products that are proprietary in nature. To protect our proprietary rights, we rely generally on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our market segment. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

         We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or NASDAQ such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

         We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended June 30, 2007.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

         In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

         We will need to raise additional capital to expand our operations in future periods. If we cannot raise sufficient capital, our ability to implement our business strategies and continue to expand will be at risk.

         We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies in order to expand our business. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $1 million to $2 million. We do not presently have sufficient working capital to fund the additional acquisitions and upgrade our manufacturing facilities and technologies, and we will need to raise additional working capital to accomplish these objectives. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our Company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Common Stock. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms that will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

         We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities.

         The OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. These limitations may be impediments to our quotation on the OTCBB. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission following the effectiveness of the registration statement to which this Prospectus is a part. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB.

         There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

         Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

         Because our stock currently trades below $5.00 per share, and is quoted on the OTCBB, our stock is considered a "penny stock" which can adversely a ffect its liquidity.

         As the trading price of our Common Stock is less than $5.00 per share, our Common Stock is considered a "penny stock," and trading in our Common Stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

        "Penny Stock" rules may make buying or selling our Securities difficult.

         Trading in our Securities will be subject to the "penny stock" rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

         We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

         As holders of our Securities, you will only be entitled to receive those dividends that are declared by our board of directors out of surplus. We do not expect to have surplus available for declaration of dividends in the foreseeable future. Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends to you as holders of the Securities. The board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

RISKS RELATED TO OUR INDUSTRY

         Our business is strongly conjunct with the cigarette industry and in the exposure of risks derived from the fluctuation of the cigarette industry.

         Our majority clients are from the cigarette industry, which is facing significant governmental actions aimed at reducing the consumption of cigarettes. As one of the largest cigarette consumption markets in the world, the Chinese government is following the world trends to enforce more regulations on the cigarette industry. Management does not think the Chinese cigarette industry will have a regression in the near future, but we cannot ignore the risks deriving from the fluctuation of the cigarette industry.

         Intense competition from existing and new entities may adversely affect our revenues and profitability.

         We face intense competition. The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies.

         Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

         The primary competitive factors in the packaging products and paperboard industries are price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our headquarters are located at Bldg 14, Suite A09, International Trading Center, 29 Dongdu Road, Ningbo, China 315000. This space consists of approximately 540 square feet of office space and is leased through December 31, 2008, at a monthly rental rate of $125. Anxin's operations are located at this location as well. The operations of Yonglongxin are located in Fuming County Zhang'ai Village Economic Cooperation Group, which consists of approximately 2950 meters (300,000 square feet), which location is subject to a lease agreement that expires December 31, 2008 at an annual rent of $34,525 (280,000
RMB). This space consists of approximately 60,000 square feet of office space and 240,000 square feet of manufacturing. We believe that these locations will meet our requirements for the foreseeable future. We also believe our leases are on terms competitive with similar locations in the respective areas.

         Anxin acquired 100% of Ningbo Xinyi Paper Product Industrial Co., Ltd ("Xinyi") in June 2005. Xinyi, established in August 2002, is located in Ningbo, China, near the headquarters of Anxin. Xinyi was involved in the paper industry. The main assets of Xinyi are comprised of land, buildings and equipment, including 23,185 square meters of land, a 8,500 square meter building, and assorted manufacturing equipment. Among the 8,500 square meter building; 1859 square meter is used as office space, 1580 square meter is a warehouse used to store raw materials and finished products, 3723 square meters is used as manufacturing facilities, the remaining 1338 square meter a dormitory to house workers. The land is valued at approximately $2.5 million. See "Part III, Item 12, Certain Relationships and Related Transactions."

         This new facility allows us to upgrade our manufacturing capabilities and provides a significant amount of land to expand on in the future. Furthermore, the transaction is expected to reduce costs, as we will eliminate the leasing costs on our current facility. We intend on moving our current plant into the new facility, and consolidating the new R&D Center and manufacturing facility under one roof in the near future.

Our principal office's telephone number is 86-574-56169308.

We neither own nor lease any other properties, either real or personal.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 31, 2005, our Board of Directors and majority shareholders executed and delivered to us a Written Consent to Corporate Action whereby they approved an amendment to our Articles of Incorporation, increasing the number of our authorized common shares from 50,000,000, to 200,000,000.

         Also, effective June 30, 2005, our Board of Directors and majority shareholders executed and delivered to us a Written Consent to Corporate Action whereby they approved the adoption of a Stock Option Plan. An aggregate of 5,000,000 shares of our common stock were reserved for issuance thereunder. As of the date of this report, options to purchase an aggregate of 400,000 shares of our common stock have been issued in favor of six non persons who are not affiliates for consulting services.

         There were no other matters submitted to our shareholders during the three month period ended June 30, 2005.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Our Common Stock began trading on the OTCBB operated by the NASD in August 2000 under the symbol "RHWY." In October 2004, as a result of the reverse merger with Dragon International Group Corp. discussed above, our trading symbol changed to its current symbol, "DRGG." The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Securities. The prices are adjusted to reflect all stock splits.


                                                          Bid Price

                  Quarter Ended                      High             Low

                  September 2003                     $.16             $.08
                  December 2003                      $.40             $.16
                  March 2004                         $.40             $.16
                  June 2004                          $.40             $.24
                  September 2004                     $.32             $.24
                  December 2004                      $.65             $.46
                  March 2005                         $.59             $.35
                  June 2005                          $.47             $.32

As of November 9, 2005, there were 39,635,234 shares of our Common Stock outstanding.

(b) Holders. There are 59 holders of our Common Stock, not including those persons who hold their securities in "street name."

(c) Dividends. We have not paid any dividends on our Common Stock since our inception. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended June 30, 2006, unless we consummate a merger or acquisition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

1. discuss our future expectations;
2. contain projections of our future results of operations or of our financial condition; and 3. state other "forward-looking" information.

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Description of Business - Risk Factors" and elsewhere in this report. See "DESCRIPTION OF BUSINESS - RISK FACTORS."

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

         Effective April 17, 1999, we acquired certain assets owned by Michael Levine, including a proposed electronic commerce web site and the right to certain business names, including "Shopshopshopping.com," "Retailhighway.com" and "Greatestmallonearth.com" (the "Assets"). We issued 2,500,000 shares of our Common Stock equal to ownership of approximately 33% of our then outstanding shares, in exchange for all of the Assets. In addition, our shareholders approved an amendment to our Articles of Incorporation changing our name to "Retail Highway.com, Inc." As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of "Bricks and Mortar" ("BAM") retail stores. Because of negative business conditions, we ceased these operations in June 2000 and began seeking a merger or acquisition candidate. Relevant thereto, effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization, we issued 24,625,000 shares of our Common Stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp. ("Dragon"), a Florida corporation, representing approximately a 95% interest in our Company.

         Dragon was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Company, Limited ("Anxin"). Anxin is located in Ningbo, Zhejiang Province, China, 200 miles south of Shanghai, and was established in 1997. It is a company operating in international trade as well as a manufacturer in the integrated packaging paper industry. It holds an ISO9000 certificate and national license to import and export. In addition to its own operations,

         Our operations are conducted through Ningbo Anxin International Co. Ltd. ("Anxin"), our wholly owned subsidiary. Anxin is a manufacturer and distributor of specialty paper products and packaging materials. Anxin was established in 1997, is located in Ningbo, of the Zhejiang Province in China, approximately 200 miles south of Shanghai. Anxin distributes an assortment of paper products and packaging materials. The main consumers of Anxin's products are packaging companies for the tobacco industry, cosmetics industry, and the wine and spirits industry. Anxin, through its wholly owned subsidiary, Jiangdong Yonglongxin Special Paper Co. Ltd. ("Yonglongxin"), imports an assortment of paper and packaging products. The products imported by Anxin are used both as a finished product and as well as a raw material to manufacture a variety of paper products and packaging materials. Products manufactured by Anxin or one of its subsidiaries are then sold and distributed in China.

         Anxin operates the following subsidiaries:

         -  Jiangdong Yonglongxin Special Paper Co. Limited. ("Yonglongxin")
         -  Hangzhou Yongxin Paper Company, Limited. ("Yongxin")
         -  Ningbo Xinyi Paper Product Industrial Co., Limited ("Xinyi")
         -  Xianyang Naite Research & Development Center (the "R&D Center")

         See "Part I, Item 1, Description of Business," above, for a detailed description of the business of these subsidiaries.

         Anxin consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Anxin will continue to operate the underlying business of each entity from the headquarters located in Ningbo. The two discontinued divisions are; Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). The remote operations were established in an effort to improve client relations and extend the brand awareness of Anxin products and services throughout China. Furthermore Anxin, the parent, can improve its status among financial institutions in China, as a large group with additional operations in various business segments. Unfortunately the cost of the additional offices proved too costly. Anxin will service the clients of An'Hong and Long'An as they continue to operate the underlying business of each entity from the headquarters in Ningbo. The fixed assets, office equipment and entities were sold to Shanghai DIJI Investment Management Company.

         The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of Our Results of Operations for our fiscal years ended June 30, 2005 and 2004

         During our fiscal year ending June 30, 2005, we generated revenues of $11,282,376 as compared to revenues of $16,603,392 for our fiscal year ended June 30, 2004, a decrease of $5,321,016. (32%). Our revenues were negatively impacted by new regulations administered by the Chinese government. In the first quarter of 2005, the Chinese government issued minimum production quotas for the cigarette manufacturing industry. The government established a yearly quota of 100,000 boxes of cigarettes. This judgment unfavorably impacted smaller cigarette manufacturers; many of who were customers of Anxin. Management of Anxin had made the strategic decisions to target smaller manufacturers because Anxin sought to limit the dependence on any one customer, as well management estimated it could garner a higher margin from smaller manufacturers as opposed to larger manufacturers, as larger manufactures have a higher level of pricing power. This new quota impacted many of our clients, as they were forced to close plants or merge with other industry participants in an effort to meet quotas. As an indirect result orders for packaging materials was reduced.

         Anxin has witnessed a fluctuation in net revenues. It imports pulp and paper products manufactured overseas and distributes those products in China. The general process of a typical order are; (i) initial purchase order from customer, (ii) relay the purchase order to international supplier (iii) receive letter of credit from bank (iv) schedule transportation from supplier (v) schedule transportation to customer (vi) receive payment from customer. This entire process can take anywhere from two to three months. Often times, extenuating factors such as weather or holidays, may prolong this process, causing a delay in payment. This can lead to us incurring costs associated with a purchase order and the realization of the revenues for the same purchase order in different quarters.

         For the fiscal period ended June 30, 2005, gross profit for the period was $1,091,106, as compared to gross profit of $1,911,471 for the same fiscal period ended June 30, 2004, a decrease of $820,365. For the fiscal period ended June 30, 2005, gross profit on a percentage basis decreased to 10% from 12% for the same fiscal period ended June 30, 2004.

         We have witnessed a decrease in gross profit for 3 straight quarters. The decrease in gross profit is attributable to higher cost of sales. Anxin is experiencing higher raw material costs and increased import/transportation costs. We have witnessed an increase in the cost of our raw materials; such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry; it is not specific to our company. Management of Anxin does not anticipate the trend to reverse. Furthermore, increased oil prices over the past year have led to higher transportation costs for our products. Anxin does not have any control over the international price of oil. Management has made efforts to reduce fixed administrative costs to alleviate the burden of an increase cost of sales for the fiscal year 2005. As mentioned above, Anxin has discontinued the operations of Shanghai Anhong Paper Company Ltd., ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited in 2005. The closures will allow Anxin to decrease fixed administrative costs.

         For the year ended June 30, 2005, operating expenses amounted to $1,101,270 or 9.8% of net revenues compared to $884,539 or 5.3% of revenues for the year ended June 30, 2004. The increase was attributable to the following:

            For the year ended June 30, 2005, consulting expenses amounted to $91,769 as compared to $153,382 for the year ended June 30, 2004. This decrease was attributable to the use of a sales consultant to assist in product sales. In the current year, we did not use this consultant. However, we used consultants in the current year for business development services, administrative services and investor relation services.

             For the year ended June 30, 2005, selling expenses amounted to $425,082 as compared to $498,884 for the year ended June 30, 2005, a decrease of $73,802 or 15%. This decrease is attributable to increased shipping costs of approximately $37,000 due to increased fuel costs. This increase was offset by a decrease in salaries of approximately $18,508 due to reduction in sales staff and a decrease in other selling expenses due to the consolidation of our operations.

            For the year ended June 30, 2005, general and administrative expenses were $584,419 as compared to $232,273 for the year ended June 30, 2004, an increase of $352,146, or approximately 152%. For the year ended June 30, 2005, we incurred professional fees of approximately $78,000 related to our acquisition of Anxin and our SEC filings as compared to $0 for the year ended June 30, 2004, an increase of $78,000 or 100%. Additional increases were due to increased bad debt expense of $131,313, an increase in salaries of approximately $21,000 due to hiring of additional administrative staff, and an increase other operating expenses.

            For the year ended June 30, 2005, other income amounted to $80,146, as compared to other income of $285,472 for the year ended June 30, 2004. Other income for the year ended June 30, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

            For the year ended June 30, 2005, interest expense was $315,704, compared to $53,623 for the year ended June 30, 2004, an increase of $262,081 and was related to 1) increased borrowings and 2) the recording of $212,515 in amortization of discount of debentures payable that was included in interest expense.

            As a result of these factors, we reported a net loss of $(266,916) or a net loss of $.01 per common share for the year ended June 30, 2005, as compared to net income of $1,185,003 or net income of $.05 per common share for the year ended June 30, 2004.

         Anxin is making a conscious effort to increase the portion of sales from Yonglongxin. The reason is twofold; (i) Anxin can control the price and maintain higher margins on products manufactured within the organization (ii) increase the tax benefits realized from output from the Yonglongxin factory. Yonglongxin operates a welfare factory in the Fuming County of the Zhang'ai Village in Ningbo. Yonglongxin has been certified as a civil welfare company by the municipal government of Ningbo. Civil welfare companies in China enjoy financial incentives including favorable tax status and value-added tax rebates. These incentives translate to reduced costs, increasing our competitive edge.

Liquidity and Capital Resources

At June 30, 2005, we had $902,559 in cash.

         In March 2005, we raised $357,500 ($321,750 net) in capital from accredited investors under a private offering of Units. Each Unit consisted of a $25,000 8% Secured Convertible Debenture and a Class A Common Stock Purchase Warrant to purchase 125,000 shares of our Common Stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The Debentures are secured by property with an audited value of $227,900 and 12,250,000 shares of Common Stock owned by David Wu, our President and Chief Executive Officer. The Debentures mature six (6) months following the closing of the offering. Interest only is payable monthly. The investors in this offering converted to our second offering, described below, pursuant to the original terms included in this offering.

         In July 2005, we successfully closed a second private offering of Units. We sold an aggregate of $1,927,400 from the sale of the Units ($1,772,410 net) to a total of 36 "accredited investors," as that term is defined under the Securities Act of 1933, as amended, including the seven (7) investors who purchased Units in our prior offering undertaken in March 2005, discussed above. Each Unit consisted of a $100,000 8% Secured Convertible Promissory Note and a Class A Common Stock Purchase Warrant to purchase 200,000 of our Common Stock at $.30 per share for a period of five (5) years expiring July 1, 2010. The Notes are convertible into shares of our Common Stock and mature two years after issuance. We have the option to satisfy principal and interest payments in cash or Common Stock. The principal and interest is convertible into shares of our "registered" Common Stock. At the sole election of the Holder, any portion of the unpaid principal balance of the Note, together with any interest that may have accrued through the date of such conversion, may be converted into shares of our Common Stock. The Holder shall provide us with fifteen (15) days written notice prior to such payment ("Holder Conversion Notice"). The Holder may elect to receive shares of Common Stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the date of the Holder's Conversion Notice. The Holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder may elect to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

         Principal payments will begin on the first day of the fourth month following the final closing date of the offering. The amount of principal to be paid each month shall be 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the Notes will be due on the first day of the twenty-fourth month following the final closing of the offering. However, we, at our sole option, may elect to pay the current portion of principal and/or interest in shares of our Common Stock.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

         We are obligated to provide the Holder with fifteen (15) days written notice prior to such payment ("Company Conversion Notice"). The Holder may receive shares of Common Stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to our Company Conversion Notice, subject to a $.55 ceiling. We can elect to convert the current portion of unpaid interest and/or principal due to the Holder under the condition that certain criteria are met which include: (a) the Common Stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind; and (b) the average daily trading volume as measured for the prior twenty days to payment is as follows: (i) 100,000 shares per day for principal balance in excess of $2,000,000; (ii) 75,000 shares per day for principal balance in excess of $500,000 but less than $2,000,000; (iii) 50,000 shares per day for principal balance less than $500,000; (iv) no less than 100,000 shares per day if the remaining principal balance is in excess of $2,000,000.00; and (v) the average daily price per share as measured from the five trading days prior payment is no less than $0.24 per share. The stock must be delivered within 5 business days of the first of the then current month.

         Net cash used in operating activities during our fiscal year ended June 30, 2005, was $1,225,161, as compared to net cash provided by operating activities of $1,821,008 during our fiscal year ended June 30, 2004. This increase in cash used in operating activities is primarily attributable to:

         * an increase of $1,451,919 in our net loss. For the year ended ended June 30, 2005, we had a net loss of $266,916 compared to net income of $1,185,003 for the year ended June 30, 2004.

         * an increase of $10,904 in depreciation and amortization as a result of an increase in property, plant and equipment.

         * an increase of $212,515 and $20,854 in amortization of discount on debentures payable and debt issuance costs , respectively, related to the sale of debentures payable in the current fiscal year.

         * an increase of $54,426 in a gain from the disposition of assets,

         * an increase of $94,731 in allowance for doubtful accounts which represents an increase in our allowance for bad debt based on an analysis of our receivable balances.

         * an increase of $1,083,007 in accounts receivable as a result of the recording of sales in June 2005 of approximately $1,400,000 that we will collect subsequent to the period.

         * a decrease of $2,810,262 in inventory as a result of slow down of inventory production and the consolidation of our businesses. We expect our inventory levels to rise as we increase our overall production,

         * a decrease of $207,514 in prepaid and other current assets.

         * an increase of $682,713 in other receivables.

         * a decrease of $627,389 in advances to employees.


ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (continued)

         * an increase of $154,586 in advances on purchases to secure raw materials.

         * a decrease of $4,316,226 in accounts payable as a result of the repayment of balances due,

         * an increase of $1,747,786 in accrued expenses.

         * a decrease of $564,975 in advances from customers as a result of a reduction in revenues.


                                      -29

         Net cash used in investing activities during our fiscal year ended June 30, 2005 was $331,458 as compared to net cash used in investing activities during our fiscal year ended June 30, 2004 of $1,880,489. During our fiscal year ended June 30, 2005, we used cash for capital expenditures of $163,059, increased our restricted cash balance by $619,565 to collateralize certain debt, and used cash of $40,612 in connection with the disposition of assets. Additionally, we received cash from short-term investments of $386,473 and from related party advances of $105,305. During our fiscal year ended June 30, 2004, we used cash for capital expenditures of $52,126, used cash to acquire short-term investments of $386,473 and repaid advanced from related parties of $1,441,890.

         Net cash provided by financing activities during our fiscal year ended June 30, 2005 was $2,173,322 as compared to net cash used in financing activities during our fiscal year ended June 30, 2004 of $(155,798). During our fiscal year ended June 30, 2005, we received proceeds of $876,812 from loans payable, gross proceeds of $1,423,900 from debentures payable, and contributions of $15,000 offset by cash used for payment of placement fees of $142,390. During our fiscal year ended June 30, 2004, we repaid loans payable of $53,141 and used cash for distributions to shareholders of $102,657.

         From time to time, we need additional working capital for our operations. In 2005, Yonglongxin, a subsidiary of Anxin, borrowed money pursuant to several lines of credit that we have established with two banks. We received loans of $714,975 from Guangdong Development Bank (Ningbo Branch) with six to 12 months term from March 23, 2005 to March 22, 2006, with an annual interest rate ranging from 5.22% to 6.264%. We received loans of $537,633 from Ningbo Commercial Bank (Tianyuan Branch), with 6 to 12 months term from March 21, 2005 to February 21, 2006, with an annual interest rate ranging from 6.138% to 6.786%. All loans are renewable when they mature. We generate sufficient cash flow from financing and operations to pay for our debt services. We do not anticipate these loans will have material impact on our liquidity. These loans are secured by inventory, equipment and assets owned by the third parties. We are current on all payments relating to these loans and expect to renew the loans at terms and at interest rates comparable to our current loans.

         We currently have no material commitments for capital expenditures.

         While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to build an additional manufacturing line in order to expand our paper product production. In relation to an offering of securities, we received net proceeds of $1,734,660. A portion of the proceeds will be used to update our manufacturing facilities.

Trends

         Management estimates that Federal SBS and Hang Kong CCB will continue to witness strong consumer demand in the near future. Both products have a strong reputation for quality and are produced by venerable industry participants.

         Domestic grades of SBS are improving, and should witness increased demand as consumer confidence grows. If consumer confidence for domestic SBS improves, demand for Federal SBS may decrease. We expect International Paper Company will take measures to protect its market share, possibly in the form of price incentives. There can be no assurances that such incentives will be available in the future, or if available, that such incentives will result in improved margins. From time to time, Anxin may purchase domestically manufactured SBS. In the past Anxin has purchased solid bleached sulfate paperboard ("SBS") from Zhong' Hua Paper Co., Ltd. Anxin expects Federal SBS will continue to witness strong demand. Anxin will seek to garner a growing share of sales of domestically produced SBS as this market gains acceptance.

         Anxin expects the demand for Hang Kong CCB to remain strong. Hang Kong CCB has established a reputation for quality generally accepted by the industry in China. Presently there are few alternatives to Hang Kong CCB available in China and there are no substantial domestic manufacturers in China. Management of Anxin believes it will take time for domestic grades of cast coated board to be accepted by the industry. As a result, we expect the demand for Hang Kong CCB to remain strong for the foreseeable future.

         Our organization has witnessed an increase in the cost of our raw materials; such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry; it is not specific to our company. Management of Anxin does not anticipate the trend to reverse. Furthermore, increase oil prices over the past year have led to higher transportation costs for our products. Anxin does not have any control over the price of oil. In response, we have taken necessary actions to alleviate the impact of rising costs including the reduction of fixed administration expenses and the implementation of variable cost controls. Management estimates our gross profit as a percentage will decline over the next few operating quarters. Furthermore management has taken steps to improve operating results in the future. Management has successfully acquired a manufacturing facility with the acquisition of Yonglongxin. This should limit our dependence on foreign manufactured goods, while attaining a level of control on both the price and availability of our products. We have established an internal research and development program with the acquisition of the Xianyang Naite Research & Development Center. This research and development program could lead to the creation of new innovative products. New innovative products could command a higher profit margin in the industry. However, there is no guarantee that the program will generate new products. There is no guarantee that any new products will receive a favorable reception in the industry.

         In the first quarter of 2005, the Chinese government issued minimum production quotas for the cigarette manufacturing industry. The government established a yearly quota of 100,000 boxes of cigarettes. This judgment unfavorably impacted smaller cigarette manufacturers; many of who are customers of Anxin. Management of Anxin had consciously sought target smaller manufacturers because Anxin sought to limit the dependence on any one customer, and Anxin can garner a higher margin from smaller manufacturers, as opposed to larger manufacturers. Larger manufactures have a higher level of pricing power than smaller manufacturers. This new quota impacted many of our clients, as they were forced to close plants or merge with other industry participants in an effort to meet quotas. As an indirect result, orders for packaging materials were reduced.

         The quality of SBS produced domestically has improved. In response, Anxin is exploring new forms of solid bleached sulfate paperboard produced domestically. Domestic manufacturers have had success with new products such as Zhong Hua solid bleached sulfate paperboard and a form of water-proof art paper. Anxin is seeking ways to incorporate these new products into their product base. In the event Anxin is successful with this effort, it will attempt to sell and distribute the new products using the existing sales network. A main attraction to employ domestic products is the reduced cost as compared to foreign sources. Anxin, through its subsidiaries, has gradually increased the sales of domestic products as it attempts to grab market share in this domestic market. Anxin expects to obtain a higher profit margin on sales of domestically manufactured SBS because of reduced raw material,, transportation and export costs. Anxin has begun to establish a relationship with Ningbo Zhong' Hua Paper Company Limited ("Zhong Hua"), a manufacturer of SBS in China. Anxin believes that Zhong' Hua will be able to provide a stable supply of quality grades of SBS. In the future, the quality of SBS manufactured domestically should improve. Management plans to protect our position in this segment by seeking to expand our manufacturing base to incorporate our own proprietary form of a high quality SBS and establishing a relationship with a domestic manufacturer of a high quality SBS. Although sales of domestically produced SBS have gradually increased due to increased quality, overall the domestic products will not substitute all imported products in the near future, because customers will continue to demand the highest quality grades, and foreign manufacturer will take measures to protect their market share. As foreign manufacturers offer incentives to maintain market share, Anxin could experience improved margins on foreign goods than it currently realizes on foreign goods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

         Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

         Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

         We review the carrying value of property and equipment and land-use rights for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

         Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2005 and for the years ended June 30, 2005 and 2004. During the year ended June 30, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

         Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation had a material effect on our results of operations during the fiscal year ended June 30, 2005.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this report.

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

         In connection with the audit of our financial statements as of June 30, 2004, 2003 and 2002 and through the date of this Report, there were no disagreements with SWS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of SWS, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

         The audit report of SWS on our financial statements as of June 30, 2004 and 2003, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

         SWS's report contained a separate paragraph stating "the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern.. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         Effective November 8, 2004, we retained the firm of Sherb & Co, LLP ("Sherb") to audit our financial statement for our fiscal year ending June 30, 2005, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending June 30, 2005. This change in independent accountant was approved by our Board of Directors. During the fiscal years ended June 30, 2004 and 2003 and the subsequent interim periods through October 20, 2004, we did not consult with Sherb regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements or any other matters or reportable events.

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Officers as of the date of this Report are as follows:

The following table sets forth information regarding our executive officers and directors:

Name                         Age              Position

David Wu                      35              Chief Executive Officer,
                                              President & Chairman of the Board

Xuejun Chen                   35              Vice President & Director

Xiali Gan                     39              Chief Financial Officer & Director

Orson Zhang                   38              Secretary

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

(b) Resumes:

David Wu became Chairman of the Board, Chief Executive Officer and President of Dragon International Group Corporation on October 4, 2004. Since August 1997, he has also been Chief Executive Officer and Chairman of Ningbo Anxin International Co. Ltd. In November 1999, Mr. Wu assumed the position of Chairman of the Board, Chief Executive Officer and President of Ningbo City Jiangdong Yonglongxin Special Paper Co. Ltd. in addition to his responsibilities with Anxin. In 1996 Mr. Wu established Ningbo Daxie Development Zone Loyalty Trade Corporation, which distributed Solid Bleached Sulfate to the packing industry in China. Mr. Wu received his B.S. from Zhejiang University in 1992. Mr. Wu devotes substantially all of his business time to our Company.

Xuejun Chen became Vice President and a director of Dragon International Group Corporation on October 4, 2004. In June 1999, he became the Vice General Manager of Sales and marketing for Ningbo Anxin International Co. Ltd. In 2000, Mr. Chen established Hang Kong CCB as an additional product offering for Ningbo Anxin International Co. Ltd. Mr. Chen devotes substantially all of his business time to our Company.

Xiali Gan became Chief Financial Officer of Dragon International Group Corporation on October 4, 2004. Since November 1999, Ms. Gan has served as the Accounting Manager of Ningbo City Jiangdong Yonglongxin Special Paper Company, Ltd. This company was established by Ningbo Anxin International Co. Ltd. in November 1999. Ms. Gan has served as the Accounting Manager of Ningbo Anxin International Co. Ltd since December 1997. Ms. Gan graduated from Ningbo Senior College with a degree in accounting in 1986. She devotes substantially all of her business time to our Company.

Orson Zhang became Secretary of Dragon International Group Corporation on October 4, 2004. From July 1999 through January 2001, he was the standing Vice General Manager of Jiangsu Dare Xinlian Foil Goods Co., Ltd, a manufacturer of the external and internal packaging materials. In this position, he was responsible for daily operations, reporting directly to the president. From February 2001 through January 2003, he was the QA/QC Manager of Shanghai International Paper Pacific Millennium Cup Co., Ltd., Shanghai, China, responsible for quality assurance and control. SH International Paper Pacific Millennium Cup Co., Ltd. is an agent of pulp and paper products of International Paper Company in the Asia region. From February 2003 through October 2004, he was the Vice General Manager of Shanghai DIJI Investment Management Co., Ltd., Shanghai, China, a management consulting firm in the pulp and paper industry in China. He graduated from Northwestern Light Industrial College in 1988, and majored in Auto Control Technology. Mr. Zhang devotes substantially all of his business time to our Company.

There is no family relationship between any director or executive officer of Dragon and any other director or executive officer of Dragon.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

         Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

         During fiscal 2005, pursuant to the laws of the State of Nevada, our Board of Directors unanimously approved actions on four (4) occasions, but did not formally meet as a Board. In fiscal 2005, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

Board Committees

         We do not currently have any committees of the Board of Directors. Management intends to establish both an Audit Committee and Compensation Committee in the near future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. All of the required reports were filed with the Commission, but were filed late.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

         The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2005 and 2004, of our Chief Executive Officer. No member of our management receives aggregate compensation of $100,000 or more.

SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation

  ---------------- -------- -------------------------------------- -----------------------------------------------------------
                                   Annual Compensation                            Awards               Payouts
                              -----------------------------------    ------------------------------- ---------------

                                                        Other
                                                       Annual                          Securities
   Name and                                            Compen-       Restricted       Underlying         LTIP         All Other
   Principal                 Salary        Bonus       sation        Stock Award(s)   Options/SARs      Payouts      Compensation
    Position       Year       ($)           ($)          ($)            ($)               (#)             ($)             ($)
 ---------------- -------- ------------- ---------- ------------- --------------- ------------------- -----------    -------------
  David Wu, CEO,   2005     $14,508       $    0      $    0        $      0                 -              $  0         $   0
  President &      2004     $ 5,32 6      $    0      $    0        $      0                 -              $  0         $   0
  Director
  ---------------- -------- ------------- ---------- ------------- --------------- ------------------- -----------   -------------

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties.

Compensation of Directors

         Our directors do not currently and have never received any compensation for serving as directors. However, we expect to adopt a plan of reasonable compensation for our directors. We intend to reimburse all of our non-employee directors for all direct expenses incurred by them in attending a board of director meeting and any committee meeting on which they serve.

Employment Agreements

We currently do not have any employment agreements with any of our executive officers.

Stock Plan

         In June 2005, our Board of Directors and a majority of our shareholders approved by consent our "2005 Stock Option Plan" (the "Plan"). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others and we have reserved 5,000,000 shares of our Common Stock for issuance under the Plan. The options are to be granted for a term of not more than five
(5) years and other terms and conditions that are usual and customary. As of the date of this report, options to purchase an aggregate of 400,000 shares of our common stock have been issued in favor of six persons who are non affiliates for consulting services.

         The purpose of the Plan is to aid us in retaining the services of executive and key employees and in attracting new management personnel when needed for future operations and growth, and to offer such personnel additional incentive to put forth maximum efforts for the success of our business and opportunities to obtain or increase proprietary interest and, thereby, to have an opportunity to share in our success.

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


    -------------------- ------------------------------------------------ ------------------------------ --------------
    Title of Class       Name and Address                                 Amount and Nature of           Percent of
                         of Beneficial Owner                              Beneficial Ownership           Class
    -------------------- ------------------------------------------------ ------------------------------ --------------

    Common               David Wu   (1)                                   12,285,000                       31%
                         Bldg 14
                         Suite A09, International Trading Center,
                         29 Dongdu Road
                         Ningbo, China 315000
    -------------------- ------------------------------------------------ ------------------------------ --------------
    Common               Shi Shun Li                                       7,150,000                       18.%
                         Bldg 14
                         Suite A09, International Trading Center,
                         29 Dongdu Road
                         Ningbo, China 315000
    -------------------- ------------------------------------------------ ------------------------------ --------------
    Common               Zhou Ying                                         4,200,000                      10.6%
                         Bldg 14
                         Suite A09, International Trading Center,
                         29 Dongdu Road
                         Ningbo, China 315000
    -------------------- ------------------------------------------------ ------------------------------ --------------
    Common               Wu Cai Yi                                         3,150,000                      7.9%
                         Bldg 14
                         Suite A09, International Trading Center,
                         29 Dongdu Road
                         Ningbo, China 315000
    -------------------- ------------------------------------------------ ------------------------------ --------------
    Common               All Officers and Directors as a Group (4          12,285,000                     31%
                         persons)
    -------------------- ------------------------------------------------ ------------------------------ --------------

(1) Officer and director of our Company.

The balance of our outstanding Common Shares are held by 52 persons, not including those persons who hold their shares in "street name."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

         At March 31, 2005, we had a net receivable from several affiliated entities owned by David Wu, our Chief Executive Officer and President, amounting to $2,559,040. These advances were payable on demand and personally guaranteed by Mr. Wu. However, in May 2005, we utilized the advances and reached an agreement to buy a manufacturing facility from Ningbo Xinyi Company, Limited. Ningbo Xinyi Company, Limited transferred ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility in exchange for this outstanding receivable. The land is valued at approximately $2.5 million.

         This new facility allows us to upgrade our manufacturing capabilities and provides a significant amount of land to expand on in the future. Furthermore, the transaction is expected to reduce costs, as we will eliminate the leasing costs on our current facility. We intend on moving our current plant into the new facility, consolidating the new R&D Center and manufacturing facility under one roof in the near future.

         Our former President, from time to time, provided advances to us for operating expenses. These advances were short-term in nature and non-interest bearing. The amount due to our former President at March 31, 2005, was $18,345 and is included in accrued expenses on our accompanying balance sheet. See "Financial Statements."

         In September 2002, our former President loaned us $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of our Common Stock at a conversion price of $0.0075 per share and was due on the earlier of (i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note. When we closed our merger with Dragon International Group Corp., the term of this note was converted into a demand note. Interest accrues at the rate of 3% per annum and aggregated $532 through March 31, 2005. Additionally, in April 2004, our former President entered into a convertible note agreement with us to convert $31,124 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of our Common Stock at a conversion price of $0.0075 per share and is due on the earlier of (i) our successfully consummating a merger or acquisition; or (ii) one year from the date of the note. When we closed our merger with Dragon International Group Corp., the term of this note was converted into a demand note. Interest accrues at the rate of 3% per annum and aggregated $558 through March 31, 2005. During the nine months ended March 31, 2005, we issued 4,136,789 shares of Common Stock in connection with the conversion of $31,026 of this debt. At March 31, 2005, convertible notes payable outstanding amounted to $10,188, which is convertible into 1,358,400 shares of our Common Stock.

PART IV

ITEM 13.  EXHIBITS.

(a) Exhibits. The following exhibits are attached to this Report

Exhibit No.       Description

    31.1          Certification of our Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2          Certification of our Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1          Certification of our Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2          Certification of our Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Following are a list of exhibits which we previously filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the report where the exhibit was filed.


Exhibit No.             Description/Filed With


     2.5 Agreement and Plan of Reorganization between Retail Highway.com, Inc. and Dragon International Group Corp. Previously filed as an exhibit to the Company's Form 8-K dated October 4, 2004.

     2.6 Amendment to Plan of Reorganization. Previously filed as an exhibit to the Company's Form 8- K dated October 4, 2004.

     2.7                Stock Purchase Agreement for 30% interest in Anxin.
Previously filed as an exhibit to the Company's Form 8-K dated December 31, 2004.

     2.8 Form of Secured Convertible Debenture. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

    2.9                 Form of Security Agreement B March 2005 Offering.
Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

     2.10 Form of Warrant B March 2005 Offering. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

     2.11 Form of Secured Convertible Promissory Note - July 2005 Offering. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

     2.12 Form of Warrant - July 2005 Offering. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15,
 2005.

     3.1 Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

     3.2 Amendment to Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

     3.3 Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed December 10,1997.

     3.4 Amendment to Articles of Incorporation. Previously filed as an exhibit to the Company's Form 8-K filed April 30, 1999.

     3.5 Articles of Merger between Retail Highway.com, Inc. and Dragon International Group Corp. Previously filed as an exhibit to the Company's Form 8-K/A filed December 6, 2004.

   10.1 Office Lease - Principal place of business. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   10.2 Additional business lease - in Fuming County Zhang'ai Village Economic Cooperation Group. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   10.3 Stock Purchase Agreement between the Company, Anxin and Xianyang Naite Research & Development Center dated August 1, 2005. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   10.4 Stock Purchase Agreement between the Company, Anxin and Hangzhou Yongxin Paper Company, Limited, dated July 1, 2005. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   10.5 Stock Purchase Agreement between Anxin and Ningbo Xinyi Company, Limited, dated June 1, 2005. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   10.6 Consulting Agreement between the Company and China Direct Investments, Ltd. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   10.7                    Credit Line Agreement of Guangdong Development Bank.
Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   10.8                   Mortgage Loan Contract Commercial Bank of Ningbo.
Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

   21.1 List of Subsidiaries. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed August 15, 2005.

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K during the three month period ended June 30, 2005.

Subsequent Event

On or about August 30, 2005, we filed a report on Form 8-K, advising of the following events:

a) Effective August 22, 2005, a holder of a convertible promissory note exercised his conversion rights applicable thereto and we issued 500,000 common shares to him pursuant to the terms of said note;

b) On July 1, 2005, we acquired a 60% interest in Hangzhou Yongxin Paper Company, Limited. ("Hangzhou"). Hangzhou, established in 2003, is located in Hangzhou of Zhejiang Province, China, and manufactures and sells high-end cigarette packing material and was a direct competitor of ours. We issued an aggregate of 1,000,000 shares of our Common Stock in consideration for this acquisition; and

c) On August 1, 2005, we acquired the Xianyang Naite Research & Development Center, located in Ningbo, China, which was created to improve production efficiencies in the specialty packaging industry. As part of the consideration for this acquisition, we issued 500,000 shares of our Common Stock.

On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company shall issue 400,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.26 per share and recorded deferred consulting expense of $104,000 to be amortized over the service period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Sherb & Co., LLP as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Sherb & Co., LLP, in the fiscal year ended June 30, 2005, were approved by our board of directors.

Audit Fees

         The aggregate fees billed by Sherb & Co., LLP for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for our fiscal year ended June 30, 2005, was $65,000, net of expenses.

         The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2004 was $12,650, net of expenses.

Audit-Related Fees

         There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

         The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for fiscal years ended June 30, 2005 and 2004 were $0 and $0, respectively.

All Other Fees

         There were no other fees billed by Sherb & Co., LLP or Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2005.

DRAGON INTERNATIONAL GROUP CORP.
(Registrant)


        By:/s/ David Wu
        ----------------------
           David Wu, Chief Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 15, 2005


/s/ David Wu
David Wu, Director

/s/ Xuejun Chen
Xuejun Chen, Director


/s/ Xiali Gan
Xiali Gan, Director

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









                                    CONTENTS


       Report of Independent Registered Public Accounting Firm...............F-2

       Consolidated Financial Statements:

           Consolidated Balance Sheet........................................F-3

           Consolidated Statements of Operations.............................F-4

           Consolidated Statements of Stockholders' Equity.................. F-5

           Consolidated Statements of Cash Flows............................ F-6

       Notes to Consolidated Financial Statements....................F-7 to F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dragon International Group Corp. and Subsidiaries
Ningbo, Zhejiang, China


         We have audited the accompanying consolidated balance sheet of Dragon International Group Corp. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dragon International Group Corp. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



                                              /s/Sherb & Co., LLP
                                              Certified Public Accountants

Boca Raton, Florida
October 7, 2005

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005


                                            ASSETS

CURRENT ASSETS:
    Cash                                                                                                $     902,559
    Cash - restricted                                                                                         619,565
    Accounts receivable (net of allowance for doubtful accounts of $115,648)                                3,211,621
    Inventories                                                                                             1,111,188
    Advances on purchases                                                                                     254,729
    Other receivables                                                                                         999,811
    Prepaid expenses and other                                                                                326,194
                                                                                                ----------------------

        Total Current Assets                                                                                7,425,667

PROPERTY AND EQUIPMENT - Net                                                                                  675,309
LAND USE RIGHTS                                                                                             2,494,247
DEFERRED DEBT ISSUANCE COSTS                                                                                  121,536
OHER ASSETS                                                                                                     4,154
                                                                                                ----------------------

        Total Assets                                                                                    $  10,720,913
                                                                                                ======================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                                   $   2,303,166
    Convertible debentures payable, net                                                                       145,966
    Convertible notes payable                                                                                  10,188
    Accounts payable                                                                                        2,546,217
    Accrued expenses                                                                                        1,622,202
    Advances from customers                                                                                     7,719
                                                                                                ----------------------

        Total Current Liabilities                                                                           6,635,458

CONVERTIBLE DEBENTURES PAYABLE, net                                                                           118,000
                                                                                                ----------------------

        Total Liabilities                                                                                  6,753,458
                                                                                                ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                           -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        37,585,234 shares issued and outstanding)                                                              37,585
    Additional paid-in capital                                                                              1,735,522
    Retained earnings                                                                                       2,194,348
                                                                                                ----------------------

        Total Stockholders' Equity                                                                         3,967,455
                                                                                                ----------------------

        Total Liabilities and Stockholders' Equity                                                      $ 10,720,913
                                                                                                =====================


                 See notes to consolidated financial statements
                                       F-3

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                         For the Year Ended June 30,
                                                      -----------------------------------
                                                           2005               2004
                                                      ----------------  -----------------
                                                                           (Restated)

NET REVENUES                                             $ 11,282,376       $ 16,603,392

COST OF SALES                                              10,191,270         14,691,921
                                                      ----------------  -----------------

GROSS PROFIT                                                1,091,106          1,911,471
                                                      ----------------  -----------------

OPERATING EXPENSES:
     Consulting fees                                           91,769            153,382
     Selling expenses                                         425,082            498,884
     General and administrative                               584,419            232,273
                                                      ----------------  -----------------

        Total Operating Expenses                            1,101,270            884,539
                                                      ----------------  -----------------

INCOME FROM OPERATIONS                                        (10,164)         1,026,932
                                                      ----------------  -----------------

OTHER INCOME (EXPENSE):
     Other income                                              80,146            285,472
     Gain on sale of assets                                    54,426                  -
     Debt issuance costs                                      (20,854)                 -
     Interest expense, net                                   (315,704)           (53,623)
                                                      ----------------  -----------------

        Total Other Income (Expense)                         (201,986)           231,849
                                                      ----------------  -----------------

INCOME (LOSS) BEFORE INCOME TAXES                            (212,150)         1,258,781

INCOME TAXES                                                  (54,766)           (73,778)
                                                      ----------------  -----------------

NET INCOME (LOSS)                                        $   (266,916)      $  1,185,003
                                                      ================  =================


NET INCOME PER COMMON SHARE
      Basic                                              $      (0.01)      $       0.05
                                                      ================  =================
      Diluted                                            $      (0.01)      $       0.05
                                                      ================  =================

      Weighted Common Shares Outstanding - Basic           31,722,158         24,625,000
                                                      ================  =================
      Weighted Common Shares Outstanding - Diluted         31,722,158         24,625,000
                                                      ================  =================


                 See notes to consolidated financial statements
                                       F-4

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended June 30, 2005 and 2004



                                            Common Stock, $.001 Par Value
                                            --------------------------------    Additional                            Total
                                               Number of                          Paid-in          Retained       Stockholders'
                                                 Shares          Amount           Capital          Earnings          Equity
                                           ---------------- ---------------  ---------------- ----------------  ----------------
Balance, June 30, 2003                        24,625,000        $  24,625      $   398,080      $ 1,378,918       $ 1,801,623

Distributions to shareholders                          -               -                 -         (102,657)         (102,657)

Net income for the year                                -               -                 -        1,185,003         1,185,003
                                           ---------------- ---------------  ---------------- ----------------  ----------------

Balance, June 30, 2004                        24,625,000          24,625           398,080        2,461,264         2,883,969

Recapitalization of Company                    1,280,234           1,280           (95,928)               -           (94,648)

Shares issued  for conversion of debt          7,680,000           7,680            49,921                -            57,601

Beneficial conversion feature                          -               -           689,856                -           689,856

Issaunce of warrants with convertible debt             -               -           682,593                -           682,593

Contributed capital                                    -               -            15,000                -            15,000

Acquisition of remaining 30% interest of
Anxin Ningbo International                     4,000,000           4,000            (4,000)               -                 -

Net loss for the year                                  -               -                 -         (266,916)         (266,916)
                                           ---------------- ---------------  ---------------- ----------------  ----------------

Balance, June 30, 2005                        37,585,234        $ 37,585       $ 1,735,522      $ 2,194,348       $ 3,967,455
                                           ================ ===============  ================ ================  ================





                 See notes to consolidated financial statements

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     For the
                                                                                 Years Ended June 30,
                                                                          -----------------------------------
                                                                               2005               2004
                                                                          ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $   (266,916)      $  1,185,003
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in)
      operating activities:
      Depreciation                                                                 58,095             47,191
      Amortization of discount on debentures payable                              212,515                  -
      Amortization of debt issuance costs                                          20,854                  -
      Gain on disposal of assets                                                  (54,426)                 -
      Bad debt                                                                     96,290              1,559

    Changes in assets and liabilities:
      Accounts receivable                                                      (1,988,366)          (905,359)
      Inventories                                                               1,713,980         (1,096,282)
      Prepaid and other current assets                                            254,902            462,416
      Other receivables                                                          (682,713)                 -
      Advances to employees                                                       571,394            (55,995)
      Advances on purchases                                                      (154,586)                 -
      Other assets                                                                 (4,154)            69,087
      Accounts payable                                                         (1,650,199)         2,666,027
      Accrued expenses                                                          1,029,389           (718,394)
      Advances from customers                                                    (381,220)           165,755
                                                                          ----------------  -----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (1,225,161)         1,821,008
                                                                          ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                      105,305         (1,441,890)
    Cash used in disposition of assets                                            (40,612)                 -
    (Increase) decrease in short-term investments                                 386,473           (386,473)
    Increase in restricted cash                                                  (619,565)                 -
    Capital expenditures                                                         (163,059)           (52,126)
                                                                          ----------------  -----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      (331,458)        (1,880,489)
                                                                          ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                   876,812            (53,141)
    Proceeds from debentures payable                                            1,423,900                  -
    Placement fees paid                                                          (142,390)                 -
    Contributed capital                                                            15,000                  -
    Distributions to shareholders                                                       -           (102,657)
                                                                          ----------------  -----------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       2,173,322           (155,798)
                                                                          ----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                                   616,703           (215,279)

CASH  - beginning of year                                                         285,856            501,135
                                                                          ----------------  -----------------

CASH - end of year                                                           $    902,559       $    285,856
                                                                          ================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid  for:
         Interest                                                            $    95,625        $    53,623
                                                                          ================  =================
         Income Taxes                                                        $    54,766        $    73,778
                                                                          ================  =================

    Non-cash investing and financing activities
         Issuance of common stock for debt                                      $ 57,601        $         -
                                                                          ================  =================
         Deferred discount and beneficial conversion on debentures payable   $ 1,372,449        $         -
                                                                          ================  =================

    Acquisition details:
         Fair value of assets acquired                                       $ 3,800,835        $         -
                                                                          ================  =================
         Related party receivable exchanged in acquisition                   $ 2,793,506        $         -
                                                                          ================  =================
         Liabilities assumed                                                 $ 1,007,329        $         -
                                                                          ================  =================

                 See notes to consolidated financial statements.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp., formerly Retail Highway.com, Inc. ("Retail" or the "Company") was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation" and has been in the development stage since its inception. Effective April 17, 1999, the Company acquired certain assets to facilitate the Company's entry into electronic commerce and changed its name to Retail Highway.com, Inc.

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

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby the Company changed its name to Dragon International Group Corp. as well as re-established its capitalization to the authorized capital structure immediately prior to the Merger, which consisted of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. On May 31, 2005, the Company increased it authorized common shares to 200,000,000. Further, the Company's prior management resigned their respective positions with the Company and was replaced by management of Dragon.

Dragon, a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). In December 2004, the Company acquired the remaining 30% of Anxin. Anxin is located in Ningbo, Zhejiang Province, China, 200 miles south of Shanghai, and was established in 1997. It is a company operating in international trade as well as a manufacturer in the integrated packaging paper industry. It holds an ISO9000 certificate and national license to import and export. In addition to its own operations, through March 2005, Anxin operated three subsidiaries, including: (i) Shanghai Anhong Paper Co. Ltd., ("Anhong"), a trading company located in Shanghai, with another manufacturing facility in Ningbo; Anhong's main products are "Federal" SBS and "Hang Kong" CCB; (ii) Ningbo Long'an Industry and Trade Co. Ltd ("Long'an"), which has been set up to begin the business of Indonesia `Hang Kong" CCB. It holds the national license to import and export; and (iii) Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin"). Effective April 2005, the Company combined the operations of Anhong and Long'an into Anxin and sold these companies to a third party (see
Note 5 - Acquisitions and Dispositions).

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

On June 1, 2005, the Company used a receivable due from several affiliated entities owned by an officer of the Company of $2,795,921 to acquire 100% of the issued and outstanding capital stock of Ningbo Xinyi Paper Company, Limited ("Xinyi"), making it a subsidiary of Anxin. Xinyi is located in Ningbo, China and owns land use rights, building and equipment (see Note 5 - Acquisitions and Dispositions).

Basis of presentation

The consolidated statements include the accounts of Dragon International Group Corp. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts of accounts receivable and the useful life of property, plant and equipment.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2005, the Company maintains restricted cash of $619,565 in a bank account that is collateral for certain letters of credit and is shown as restricted cash on the accompanying balance sheet.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2005, the allowance for doubtful accounts was $115,648.

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2004, the Company did not have any common stock equivalents or potentially dilutive securities outstanding. At June 30, 2005, there were warrants to purchase 4,635,300 shares of common stock, 1,658,400 shares upon conversion of convertible notes payable, and approximately 5,290,389 shared upon conversion of outstanding convertible debentures and related interest, which could potentially dilute future earnings per share.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, other receivables, accounts payable and accrued expenses, and loans approximate their fair market value based on the short-term maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Advances from customers

Customer deposits at June 30, 2005 of $7,719 consist of a prepayment to the Company for merchandise that had not yet shipped. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)
Income taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for
8.28 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Anxin, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2005 and 2004 was not material.

On July 21, 2005, China let the RMB fluctuate ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximate 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of June 30, 2005, bank deposits in the United States exceeded federally insured limit by $639,232. At June 30, 2005, the Company had approximately $163,000 in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2005. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2005 and 2004 were not material.

Shipping Costs

Shipping costs are included in selling and marketing expenses and totaled $232,252 and $146,713 for the years ended June 30, 2005 and 2004, respectively.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in the process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Recent accounting pronouncements (continued)

 - Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - INVENTORIES

At June 30, 2005, inventories consisted of the following:


         Raw materials                              $     347,596
         Finished goods                                   763,592
                                                   --------------

                                                    $   1,111,188
                                                   ==============

NOTE 3 - LAND USE RIGHTS

In connection with the acquisition of Ningbo Xinyi Company, Limited (see note
5), the Company acquired land use rights valued at $2,494,247 through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053. The Company will begin amortizing this land use right over the contract period beginning July 1, 2005.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2005, property and equipment consisted of the following:

                                        Estimated Life

         Auto and truck                  10 Years              $   94,229
         Manufacturing equipment          5 Years                 274,972
         Building and improvements       20 Years                 425,041
         Office equipment                 5 Years                  30,536
                                                            -----------------
                                                                  824,778
         Less: Accumulated depreciation                          (149,469)
                                                            -----------------

                                                               $  675,309

For the years ended June 30, 2005 and 2004, depreciation expense amounted to $58,095 and $47,191, respectively.

NOTE 5 - ACQUISITION AND DISPOSITIONS

On June 1, 2005, the Company reached an agreement to buy a land use rights and a manufacturing facility from Ningbo Xinyi Company, Limited ("XinYi"). XinYi will transfer ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility and the right to use land until March 4, 2053 in exchange for an outstanding related party receivable due to the Company of approximately $2.8 million. This new facility allows the Company to upgrade its manufacturing capabilities, providing a significant amount of land to expand on in the future. Furthermore, the transaction is expected to reduce costs, as the Company will eliminate the leasing costs on its current facility. The Company intends on moving its current plant into the new facility, and consolidating the new R&D Center and manufacturing facility under one roof. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $1,993,060. The excess had been applied to the value of land use rights. The results of operations of Xinyi are included in the consolidated results of operations of the Company from the Acquisition Date. The Xinyi assets and liabilities acquired were as follows:

         Land use rights                            $    2,494,247
         Other assets acquired                           1,306,588
         Debt assumed                                   (1,007,329)
         Accounts receivable exchanged                  (2,793,506)
                                                    --------------

         Cash purchase price                        $           -
                                                    ==============

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 5 - ACQUISITION AND DISPOSITIONS (continued)

In order to consolidate operations, the Company merged the operations and businesses of Anhong and Long'an into Anxin's. The Company will operate these businesses through Anxin and does not consider the disposal of these subsidiaries to be a discontinued operation. In connection with this consolidation, the Company retained substantially all of the assets and liabilities of Anhong and Long'an, sold its shares to a third party for a receivable of approximately $362,769 and recorded a gain from the sale of $54,426.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Prior to the merger, in September 2002, the former President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $532 for the year ended June 30, 2005. Additionally, in April 2004, the former President of the Company entered into a convertible note agreement with the Company to convert $31,124 of advances to pay operating expenses into a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $558 for the year ended June 30, 2005. During the year ended June 30, 2005, the Company issued 4,136,789 shares of common stock in connection with the conversion of $31,026 of this debt. The beneficial conversion feature associated with these convertible notes payable was recorded as part of additional paid-in capital in connection with the reverse merger, At June 30, 2005, convertible notes payable outstanding amounted to $10,188, which is convertible into 1,358,400 shares of common stock.

In May, 2004, the Company's attorney entered into an agreement with the Company to convert $15,171 of accounts payable for legal services to a note. This note was convertible into 2,022,667 shares of the Company's common stock at a conversion price of $0.0075 per share and was due on the earlier of (1) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrued at the rate of 18% per annum. On October 4, 2004, this note was fully converted into 2,022,667 shares of common stock.

In August 2004, a vendor entered into an agreement with the Company to convert $11,404 of accounts payable to a convertible note. This note was convertible into 1,520,544 shares of the Company's common stock at a conversion price of $0.0075 per share and was due on the earlier of (1) the Company successfully consummating a merger or acquisition; or (ii) upon demand. Interest accrued at the rate of 18% per annum. On October 4, 2004, this note was fully converted into 1,520,544 shares of common stock.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

On March 1, 2005, the Company closed a private offering of Units, each Unit consisting of a $50,000 8% Secured Convertible Debenture and 125,000 Class "A" Warrants, each warrant exercisable to purchase one (1) share of our Common Stock at an exercise price of $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net) and granted 1,787,500 warrants. The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The debentures were scheduled to mature six months following the closing of the offering. Interest only is payable monthly. The relevant offering documents contained a provision which provided for each of the investors to convert into the subsequent offering which took place beginning in May 2005 (described below). Pursuant to the terms of this offering, each of the investors retained ownership of the warrants issued to them in this offering as part of the consideration for extending the maturity date of their debenture. Originally, the Company or the holder could have converted a portion of the remaining principal and accrued interest due into shares of common stock at a conversion rate equal to a 20% discount to the weighted average bid price for the previous five days prior to receipt of such Notice of Conversion with a floor of $.40 per share.

In connection with the 1,787,500 warrants granted with the debentures, the Company recorded imputed interest in the amount of $239,510 that will be amortized over the original life of the debentures (6 months). As incentive for these debenture holders to convert their debentures to the terms of the subsequent offering, the Company granted debenture holders 715,000 Class "A" Warrants, each warrant exercisable to purchase one (1) share of the Company's Common Stock at an exercise price of $.30 per share for a period of five (5) years following the closing of the offering (July 2010). These warrants were treated as a discount on the convertible debenture and in May 2005 were valued at $20,579 to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $97,411 that will be amortized over the life of the debentures.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

On May 9, 2005, the Company commenced a private offering of units, each unit consisting of a secured, convertible promissory note and warrants (the "Units"), totaling up to a maximum of $2,500,000. The Company closed this offering in July 2005, after the Company had sold an aggregate of $1,927,400 of these Units to 36 "accredited" investors, as that term is defined under the Securities Act of 1933, as amended. Each Unit consisted of a $100,000 secured convertible note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8%, payable on a monthly basis in cash or common stock on the first of every month and two hundred thousand (200,000) common stock purchase warrants, each to purchase a share of the Company's common stock for every dollar invested, exercisable at a purchase price of $.30 per share for a period of five years following the final closing date of the offering period, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of its common stock. The Notes mature two years after issuance.

The Company has the option to satisfy principal and interest payments in cash or common stock. The principal and interest is convertible into shares of our "registered" common stock based on the following criteria: At the sole election of the holder (the "Holder"), any portion of the unpaid principal balance of the Note, together with any interest that may have accrued through the date of such conversion, may be converted into shares of the Company's common stock. The Holder shall provide us with fifteen (15) days written notice prior to such payment ("Holder Conversion Notice"). The Holder may elect to receive shares of the Company's common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the Holder Conversion Notice. The Holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder may elect to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

Principal payments will begin on the first day of the fourth month following the final closing date of the offering. The amount of principal to be paid each month shall be 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the Notes will be due on the first day of the twenty-fourth month following the final closing of the offering. However, the Company, at its sole option, may elect to pay the current portion of principal and/or interest in shares of its common stock. The Company is obligated to provide the Holder with fifteen (15) days written notice prior to such payment ("Company Conversion Notice"). The Holder may receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the Company Conversion Notice, subject to a $.55 ceiling.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The Company can elect to convert the current portion of unpaid interest and/or principal due to the Holder under the condition that certain criteria are met which include: (a) the Common Stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind; and (b) the average daily trading volume as measured for the prior twenty days to payment is as follows: (i) 100,000 shares per day for principal balance in excess of $2,000,000; (ii) 75,000 shares per day for principal balance in excess of $500,000 but less than $2,000,000; (iii) 50,000 shares per day for principal balance less than $500,000; (iv) no less than 100,000 shares per day if the remaining principal balance is in excess of $2,000,000; and (v) the average daily price per share as measured from the five trading days prior to payment is no less than $0.24 per share. The stock must be delivered within five business days of the first of the then current month.

In addition, the Company entered into a Registration Rights Agreement with these investors pursuant to which the Company is obligated to file a registration statement covering the above-referenced common stock and shares underlying the warrants within 45 days of closing of this offering. The Company filed a registration statement on August 15, 2005. If the registration statement is not declared effective within 120 days of the closing, the Company is required to pay a penalty of 2% of each investor's investment per month until such default is cured, on a pro-rated daily basis. Should the registration statement not be effective within 140 days from the closing date of the offering, and the closing bid price for any three of the previous twenty trading days is greater than $.6875, the Company is obligated to issue collateral shares on the monthly payment date to the investor, as liquidated damages and not as a penalty, equivalent to 2% per month of the investor's position as calculated under the following formula:

             (Principal Balance of Investor + Accrued interest x 2%
              x (80% average of three highest closing bids - .55))

The average of the three highest closing bids would be measured from the 20 days preceding the 1st of each month from which a payment is due. This penalty will be in effect until such time as the registration statement is declared effective and will be due each month, if applicable, along with the cash payment.

Through June 30, 2005, the Company sold to new investors an aggregate of $1,066,400 of the Units. In connection with these convertible debentures, warrants to purchase 2,132,800 common shares were issued to the holders at an exercise price per share of $0.30. The warrants are exercisable immediately and expire in July 2010. These warrants were treated as a discount on the convertible debenture and in June 2005 were valued at $423,192 to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $591,757 that will be amortized over the life of the debentures.

For the year ended June 30, 2005, the amount of amortization of imputed interest and beneficial conversion charged to interest expense was $212,515.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company shall pay Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also shall reimburse Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. On July 1, 2005, the Company also granted warrants to purchase 500,000 shares of its common stock to Skyebanc for its services with regard to the offering at an exercise price of $.01 per share, which warrants expire on July 1, 2010. As of June 30, 2005, the Company accrued $106,640 of placement fees due to Skyebanc which are included in accrued expenses on the accompanying consolidated balance sheet. At June 30, 2005, the placement fee was deemed to be a deferred debt offering cost on the accompanying balance sheet and is being amortized as a debt issuance cost over the debenture term of 24 months. For the year ended June 30, 2005, amortization of debt issuance costs amounted to $20,854.

The convertible debenture liability is as follows at June 30, 2005:


Convertible debentures payable                                  $     1,423,900
Less: unamortized discount on debentures                             (1,159,934)
                                                                   -------------
Convertible debentures, net                                             263,966
Less: current portion of convertible debentures                        (145,966)
                                                                 ---------------

Convertible debentures payable - long-term                       $      118,000
                                                                 ===============

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties

As of June 30, 2004, the consolidated financial statements include balances and transactions with related parties. At June 30, 2004, the Company had a net receivable from several affiliated entities owned by an officer of the Company amounting to $2,559,040. These advances were payable on demand and were personally guaranteed by the officer. On June 1, 2005, the Company utilized the advances of approximately $2.8 million and reached an agreement to buy a manufacturing facility from Ningbo Xinyi Company, Limited ("Xinyi"). Xinyi transferred ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility in exchange for this outstanding receivable due to the Company (See Note 5).


Due to related party

The former President of the Company, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the former President at June 30, 2005 was $18,345 and is included in accrued expenses on the accompanying balance sheet.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at June 30, 2005:

Note payable to bank, due on March 25, 2006.  Interest only payable monthly at a rate                $    314,010
of 6.87%. Secured by equipment and personal guarantee of officer.

Note payable to bank, due on September 29, 2005.  Interest only payable monthly at a
rate of 6.37%. Secured by equipment and personal guarantee of officer.                                     72,468

Note payable to bank, due on September 30, 2005. Interest only payable monthly at a
rate of 6.79%. Secured by equipment and personal guarantee of officer.                                    120,772

Note payable to bank, due on October 30, 2005.  Interest only payable monthly at a
rate of 6.79%. Secured by equipment and personal guarantee of officer.                                     60,385

Note payable to Guangdong Development Bank, due in December 2005.  Interest only payable monthly at rates ranging from 5.22% to 6.26%.  Secured by equipment and
personal guarantee of officer.                                                                            219,806

Notes payable to Guangdong Development Bank, due on March 22, 2006.  Interest only payable monthly at a rate of 6.26%.  Secured by equipment and personal guarantee of officer. 495,168

Notes payable to NC Commercial Bank, due on August 25, 2005.  Interest only payable
monthly at a rate of 6.37%.  Secured by equipment and personal guarantee of officer                        66,425

Bank acceptances payable, due through October 2005.  Non-interest bearing.  Secured by
equipment and personal guarantee of officer.                                                              664,251

Note payable to HK Runji Investment Co., Ltd, due on June 25, 2006.  Non-interest
bearing.  Secured by equipment and personal guarantee of officer.                                         289,881
                                                                                         -------------------------

Total                                                                                               $   2,303,166
                                                                                         =========================

Loans that have matured subsequent to the period have been settled.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company's subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law").
Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for years ended June 30, 2005 and 2004:


                                                     2005               2004
                                                  -------------      ----------

   Computed "expected" tax expense (benefit)        (34.0)%              34.0 %
   State income taxes (benefit)                      (5.0)%               5.0 %
   Permanent differences                             39.0 %                 --
   Foreign income taxes                             (25.8)%             (33.1)%
                                                  -------------      ----------

   Effective tax rate                               (25.8)%              5.9% %
                                                  =============      ==========

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                     2005               2004
                                                  -------------      ----------
    Deferred tax benefits - noncurrent
         Net operating loss carryforward           $  58,500           $    -


    Less:  Valuation allowance                       (58,500)              (-)
                                                 ---------------    -----------
                                                   $       -           $    -
                                                 ===============    ===========

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 10 - STOCKHOLDERS EQUITY

Stock Plan

In June 2005, the Company's Board of Directors and a majority of its shareholders approved by consent its "2005 Stock Option Plan" (the "Plan"). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others and the Company has reserved 5,000,000 shares of its common stock for issuance under the Plan. The options are to be granted for a term of not more than five (5) years and other terms and conditions that are usual and customary. As of June 30, 2005, no options to purchase shares have been granted.

The purpose of the Plan is to aid us in retaining the services of executive and key employees and in attracting new management personnel when needed for future operations and growth, and to offer such personnel additional incentive to put forth maximum efforts for the success of our business and opportunities to obtain or increase proprietary interest and, thereby, to have an opportunity to share in the Company's success.

Common Stock

In August 2004, the Company's board of directors approved a 1 for 8 reverse stock split. All per share data included in the accompanying consolidated financial statement have been adjusted retroactively to reflect the reverse split.

On October 4, 2004, holders of convertible promissory notes aggregating $26,575 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 3,543,211 common shares to five persons and/or entities (see note 5).

On October 4, 2004, under an Agreement and Plan of Reorganization, the Company issued 24,625,000 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation.

On December 31, 2004, in connection with the acquisition of the remaining 30% of its subsidiary, the Company issued 4,000,000 shares of common stock. For financial accounting purposes, the issuance of these shares was treated as part of the recapitalization of Retail and valued at par value.

On January 17, 2005, holders of convertible promissory notes aggregating $13,424 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 1,789,823 common shares (see note 5).

On February 7, 2005, holders of convertible promissory notes aggregating $17,602 exercised their conversion rights applicable thereto. Accordingly, the Company issued an aggregate of 2,346,966 common shares (see note 5).

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 10 - STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

On May 31, 2005, the Company increased its authorized common shares from 50,000,000 to 200,000,000.

Stock Warrants

On March 15, 2005, in connection with the private offering discussed in Note 5, the Company granted 1,787,500 warrants to purchase 1,787,500 shares of the Company's common stock exercisable at $.40 per share. The purchase warrants expire in five years from the date of the warrant.

In May and June 2005, in connection with a private offering discussed in Note 5, the Company granted 2,847,800 warrants to purchase 2,847,800 shares of the Company's common stock exercisable at $.30 per share. The purchase warrants expire in July 2010.

A summary of the status of the Company's outstanding stock warrants as of June 30, 2005 and changes during the period then ended is as follows:


                                                               Weighted
                                                                Average
                                                                Exercise
                                              Shares             Price
                                          -----------      --------------
 Outstanding at July 1, 2004                      -          $       -
  Granted                                 4,635,300               0.34
  Exercised                                       -                  -
  Forfeited                                       -                  -
                                          -----------      --------------

 Outstanding at June 30, 2005             4,635,300         $     0.34
                                         ============      ==============

Warrants exercisable at end of period     4,635,300         $     0.34
                                         ============      ==============


Weighted-average fair value of warrants
 granted during the period                                  $     0.34
                                                           ==============

The following information applies to all warrants outstanding at June 30, 2005:


                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
        $0.40                             1,787,500         4.75           $ 0.40         1,787,500     $ 0.40
        $0.30                             2,847,800         5.00           $ 0.30         2,847,800     $ 0.30


                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse of vehicles under leases that expire through February 2009. Future minimum rental payments required under this operating lease is as follows:

                   Year Ended June 30, 2006                $36,824
                   Year Ended June 30, 2007                $36,739
                   Year Ended June 30, 2008                $36,485
                   Year Ended June 30, 2009                $18,518
                   Thereafter                              $     -

Rent expense for the twelve-month periods ended June 30, 2005 and 2004 was $20,615 and $13,721, respectively.


NOTE 12 - OPERATING RISK

(a) Country risk

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 12 - OPERATING RISK (continued)


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

(f) Performance of subsidiaries risk

All of the Company's revenues will be derived via the operations of the Company's Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005




NOTE 13 - SUBSEQUENT EVENTS

Effective August 22, 2005, a holder of a convertible promissory note exercised his conversion rights applicable thereto and we issued 500,000 common shares to him pursuant to the terms of said note;

On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company shall issue 400,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.26 per share and recorded deferred consulting expense of $104,000 to be amortized over the service period.

In July 2005, the Company sold to new investors an aggregate of $503,500 of the Units. In connection with these convertible debentures, warrants to purchase 1,007,000 common shares were issued to the holders at an exercise price per share of $0.30. The warrants are exercisable immediately and expire in July 2010. These warrants were treated as a discount on the convertible debenture and in July 2005 were valued at $184,829 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term, which begins on July 11, 2005. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $236,016 that will be amortized over the life of the debentures.

In July 2005, the Company acquired 60% interest in Hangzhou Yongxin Paper Company, Limited. ("Yongxin"). Yongxin, established in 2003, is located in Hangzhou of Zhejiang Province, China, and manufactures and sells high-end cigarette packing material and was a direct competitor of ours. The Company issued an aggregate of 1,000,000 shares of its common stock in consideration therefor. The Company plans to consolidate Yongxin's operations with its own subsidiary in Ningbo. All operations will be located in the new manufacturing facilities in Ningbo. The Company acquired Yongxin as part of our ongoing desire to consolidate its interests in its industry.

In August 2005, the Company acquired the Xianyang Naite Research & Development Center, located in Ningbo, China, which was created to improve production efficiencies in the specialty packaging industry. Th Company paid $25,000 in cash and issued 500,000 shares of its common stock in consideration for this acquisition. The new Research & Development Center is expected to reduce time to commercialization for new products substantially and allow the Company to leverage innovative paper transferring techniques developed at the Center.