Form 10QSB
period 2005-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2005-11-23
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the quarterly report ended September 30, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

         For the transition period from ____ to _____


                         Commission File Number: 0-23485


                        DRAGON INTERNATIONAL GROUP CORP.
             (Exact name of registrant as specified in its charter)


       Nevada                                               98-0177646
----------------------                                      ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



                                     Bldg 14
                    Suite A09, International Trading Center,
                                 29 Dongdu Road
                              Ningbo, China 315000
                    (Address of principal executive offices)

                                (86) 574-56169308
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,485,234 shares at November 14, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION


         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

                        DRAGON INTERNATIONAL GROUP CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
             September 30, 2005 (Unaudited)....................................3
      Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended September 30, 2005 and 2004............4
      Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 2005 and 2004............5

      Notes to Consolidated Financial Statements............................6-19

      Item 2 - Management's Discussion and Analysis or Plan of Operation...20-29

      Item 3 - Controls and Procedures........................................30


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

      Item 4 - Submission of Matters to a Vote of Security Holders............30

      Item 5 - Other Information..............................................31

      Item 6 - Exhibits.......................................................31

      Signatures..............................................................32

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                           ASSETS
CURRENT ASSETS:
    Cash                                                                                             $    556,186
    Cash - restricted                                                                                     462,386
    Accounts receivable (net of allowance for doubtful accounts of $83,514)                             3,092,859
    Inventories                                                                                         1,740,317
    Other receivables                                                                                   1,408,498
    Prepaid expenses and other                                                                            329,924
                                                                                             ---------------------

        Total Current Assets                                                                            7,590,170

PROPERTY AND EQUIPMENT - Net                                                                              922,122
LAND USE RIGHTS - Net                                                                                   2,532,955
DEFERRED DEBT ISSUANCE COSTS                                                                              282,796
GOODWILL                                                                                                  486,120
                                                                                             ---------------------

        Total Assets                                                                                 $ 11,814,163
                                                                                             =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                                $  1,951,730
    Convertible debentures payable, net                                                                   291,693
    Convertible notes payable                                                                              10,188
    Accounts payable                                                                                    2,771,126
    Accrued expenses                                                                                    1,681,442
                                                                                             ---------------------

        Total Current Liabilities                                                                       6,706,179

CONVERTIBLE DEBENTURES PAYABLE, net                                                                       379,388
                                                                                             ---------------------

        Total Liabilities                                                                               7,085,567
                                                                                             ---------------------

MINORITY INTEREST                                                                                          14,274
                                                                                             ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                       -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        39,485,234 shares issued and outstanding)                                                          39,485
    Additional paid-in capital                                                                          2,906,672
    Retained earnings                                                                                   1,747,991
    Deferred compensation                                                                                 (78,000)
    Other comprehensive income - foreign currency                                                          98,174
                                                                                             ---------------------

        Total Stockholders' Equity                                                                      4,714,322
                                                                                             ---------------------

        Total Liabilities and Stockholders' Equity                                                   $ 11,814,163
                                                                                             =====================

            See notes to unaudited consolidated financial statements
                                       -3-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                          For the Three Months Ended
                                                                                                 September 30,
                                                                                  --------------------   --------------------
                                                                                         2005                   2004
                                                                                  --------------------   --------------------
NET REVENUES                                                                           $    4,622,110          $   3,542,850

COST OF SALES                                                                               4,515,664              3,236,882
                                                                                  --------------------   --------------------

GROSS PROFIT                                                                                  106,446                305,968
                                                                                  --------------------   --------------------

OPERATING EXPENSES:
     Selling expenses                                                                          48,835                150,241
     General and administrative                                                               259,125                 69,580
                                                                                  --------------------   --------------------

        Total Operating Expenses                                                              307,960                219,821
                                                                                  --------------------   --------------------

INCOME (LOSS) FROM OPERATIONS                                                                (201,514)                86,147
                                                                                  --------------------   --------------------

OTHER INCOME (EXPENSE):
     Other income                                                                             182,464                 19,218
     Gain on sale of assets                                                                         -                      -
     Debt issuance costs                                                                      (55,295)                     -
     Interest expense                                                                        (377,136)               (21,937)
                                                                                  --------------------   --------------------

        Total Other Income (Expense)                                                         (249,967)                (2,719)
                                                                                  --------------------   --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                            (451,481)                83,428

INCOME TAXES                                                                                    2,790                (39,591)
                                                                                  --------------------   --------------------

NET INCOME (LOSS) BEFORE MNORITY INTEREST                                                    (448,691)                43,837

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                         2,334                      -
                                                                                  --------------------   --------------------

NET INCOME (LOSS)                                                                            (446,357)                43,837

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                                                     98,174                      -
                                                                                  --------------------   --------------------

COMPREHENSIVE INCOME (LOSS)                                                            $     (348,183)          $     43,837
                                                                                  ====================   ====================

NET INCOME PER COMMON SHARE
      Basic                                                                            $        (0.01)          $       0.00
                                                                                  ====================   ====================
      Diluted                                                                          $        (0.01)          $       0.00
                                                                                  ====================   ====================

      Weighted Common Shares Outstanding - Basic                                           39,296,104             24,625,000
                                                                                  ====================   ====================
      Weighted Common Shares Outstanding - Diluted                                         39,296,104             24,625,000
                                                                                  ====================   ====================



          See notes to unaudited consolidated financial statements
                                    -4-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            For the Three Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                             2005              2004
                                                                        ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $   (446,357)      $    43,837
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                              32,277            16,787
      Stock-based compensation                                                   26,000                 -
      Amortization of discount on debentures payable                            324,460                 -
      Amortization of debt issuance costs                                        55,295                 -
      Allowance for doubtful accounts                                           (32,134)                -
      Minority interest                                                          (2,334)                -

    Changes in assets and liabilities:
      Accounts receivable                                                       694,460           289,402
      Inventories                                                              (133,120)        1,123,777
      Prepaid and other current assets                                           (3,730)          308,627
      Other receivables                                                        (408,687)                -
      Advances to employees                                                           -           431,147
      Advances on purchases                                                     254,729                 -
      Other assets                                                                4,154            (2,298)
      Accounts payable                                                         (352,069)       (1,830,943)
      Accrued expenses                                                         (455,755)          (15,290)
      Advances from customers                                                   (22,945)         (364,477)
                                                                        ----------------  ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (465,756)              569
                                                                        ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                          -            40,924
    Cash acquired in acquisition                                                 33,654                 -
    Increase in short-term investments                                                -          (120,773)
    Decrease in restricted cash                                                 157,179                 -
    Capital expenditures                                                       (163,819)         (122,657)
                                                                        ----------------  ----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      27,014          (202,506)
                                                                        ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) loans payable                                 (376,097)           12,078
    Proceeds from debentures payable                                            503,500                 -
    Placement fees paid                                                         (48,350)                -
                                                                        ----------------  ----------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                  79,053            12,078
                                                                        ----------------  ----------------

EFFECT OF EXCHANGE RATE ON CASH                                                  13,316                 -
                                                                        ----------------  ----------------

NET DECREASE IN CASH                                                           (346,373)         (189,859)

CASH  - beginning of year                                                       902,559           285,856
                                                                        ----------------  ----------------

CASH - end of period                                                       $    556,186       $    95,997
                                                                        ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid  for:
         Interest                                                           $    95,625       $    21,937
                                                                        ================  ================
         Income Taxes                                                       $    54,766       $    39,591
                                                                        ================  ================

    Non-cash investing and financing activities
         Issuance of common stock for future services                       $  104,000         $        -
                                                                        ================  ================
         Deferred discount and beneficial conversion on
         debentures payable                                                 $  420,845         $        -
                                                                        ================  ================

    Acquisition details:
         Fair value of assets acquired                                      $ 1,142,348        $        -
                                                                        ================  ================
         Goodwill                                                           $   486,120        $        -
                                                                        ================  ================
         Liabilities assumed                                                $ 1,148,468        $        -
                                                                        ================  ================
         Common stock issued in connecxtion with acquisition                $   480,000        $        -
                                                                        ================  ================

            See notes to unaudited consolidated financial statements.
                                       -5-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp. (formerly Retail Highway.com, Inc. ("Retail" or the "Company") was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation" and had been in the development stage since its inception. Effective April 17, 1999, the Company acquired certain assets to facilitate the Company's entry into electronic commerce and changed its name to Retail Highway.com, Inc.

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending June 30, 2006.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts of accounts receivable and the useful life of property, plant and equipment and land use rights.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2005, the allowance for doubtful accounts was $83,514.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Net income (loss) per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2004, the Company did not have any common stock equivalents or potentially dilutive securities outstanding. At September 30, 2005, there were warrants to purchase 6,142,300 shares of common stock, 1,658,400 shares upon conversion of convertible notes payable, and approximately 9,809,000 shared upon conversion of outstanding convertible debentures and related interest, which could potentially dilute future earnings per share.

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.1101 RMB.

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Anxin, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2005 and 2004 was not material.

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

NOTE 2 - INVENTORIES

At September 30, 2005, inventories consisted of the following:

         Raw materials                  $    977,050
         Finished goods                      763,267
                                       --------------
                                        $  1,740,317
                                       ==============

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. From time to time, the Company receives advances from or advances funds to several affiliated entities, owned by an officer of the Company, for working capital purposes. These advanced are payable on demand and are personally guaranteed by the officer. At September 30, 2005, the Company did not have any outstanding balances with these affiliated entities.

Due to related party

The former President of the Company, from time to time, provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the former President at September 30, 2005 was $18,345 and is included in accrued expenses on the accompanying balance sheet.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2002, the former President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $532 through March 31, 2005. Additionally, in April 2004, the former President of the Company entered into a convertible note agreement with the Company to convert $31,124 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on the earlier of (i) the Company successfully consummating a merger or acquisition; or (ii) one year from the date of the note. Interest accrues at the rate of 3% per annum and aggregated $558 through March 31, 2005. Through June 30, 2005, the Company issued 4,136,789 shares of common stock in connection with the conversion of $31,026 of this debt. At September 30, 2005, convertible notes payable outstanding amounted to $10,188, which is convertible into 1,358,400 shares of common stock.

NOTE 5 - ACQUISITION AND DISPOSITIONS

On July 1, 2005, the Company acquired 60% interest in Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin, established in 2003, is located in Hangzhou of Zhejiang Province, China, and manufactures and sells high-end cigarette packing material and was a direct competitor of ours. The Company issued an aggregate of 1,000,000 shares of its common stock in consideration for the nets assets of Yongxin. The fair value of the common stock issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000. The Company plans to consolidate Yongxin's operations with its own subsidiary in Ningbo. All operations will be located in the new manufacturing facilities in Ningbo. The Company acquired Yongxin as part of our ongoing desire to consolidate its interests in its industry. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $322,192. The excess had been applied to goodwill. The results of operations of Yongxin are included in the consolidated results of operations of the Company from the Acquisition Date.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



NOTE 5 - ACQUISITION AND DISPOSITIONS

On August 1, 2005, the Company acquired the Xianyang Naite Research & Development Center ("Xianyang"), located in Ningbo, China, which was created to improve production efficiencies in the specialty packaging industry. The Company paid $25,000 in cash and issued 500,000 shares of its common stock in consideration for this acquisition. The fair value of the common stock issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000. The new Research & Development Center is expected to reduce time to commercialization for new products substantially and allow the Company to leverage innovative paper transferring techniques developed at the Center. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $163,928. The excess had been applied to goodwill. The results of operations of Xianyang are included in the consolidated results of operations of the Company from the August 1, 2005.

In fiscal 2005, in order to consolidate operations, the Company merged the operations and businesses of Anhong and Long'an into Anxin's. Currently, the Company operates these businesses through Anxin. In connection with this consolidation, the Company has a receivable of $598,734 from a third party which is included in other receivables on the accompanying consolidated balance sheet.

For acquisitions during the three months ended September 30, 2005, the assets acquired and liabilities assumed were as follows:



                                    Yongxin            Xianyang            Total
                               ------------------ -------------------- -----------------

                     Cash         $   33,654             $       -       $    33,654
       Accounts receivable            543,564                    -           543,564
                 Inventory            496,009               25,733           521,742
Property and equipment, net             69,121                   -            69,121
           Accounts payable          (576,978)                   -          (576,978)
 Accrued expenses and other          (547,562)                   -          (547,562)
              Loans payable                 -              (24,661)          (24,661)
                   Goodwill            322,192             163,928           486,120
                                 ------------------ -------------------- -----------------

       Total purchase price        $   340,000           $  165,000        $  505,000
                                 ================== ==================== =================



                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

In connection with the 1,787,500 warrants granted with the debentures, the Company recorded imputed interest in the amount of $239,510 that was amortized over the original life of the debentures (6 months). As incentive for these debenture holders to convert their debentures to the terms of the subsequent offering, the Company granted debenture holders 715,000 Class "A" Warrants, each warrant exercisable to purchase one (1) share of the Company's Common Stock at an exercise price of $.30 per share for a period of five (5) years following the closing of the offering (July 2010). These warrants were treated as a discount on the convertible debenture and in May 2005 were valued at $20,579 to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $97,411 that will be amortized over the life of the debentures.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

Through June 30, 2005, the Company sold to investors an aggregate of $1,066,400 of the Units. In connection with these convertible debentures, warrants to purchase 2,132,800 common shares were issued to the holders at an exercise price per share of $0.30. The warrants are exercisable immediately and expire in July 2010. These warrants were treated as a discount on the convertible debenture and in June 2005 were valued at $423,192 to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $591,757 that will be amortized over the life of the debentures.

In July 2005, the Company sold to new investors an aggregate of $503,500 of the Units. In connection with these convertible debentures, warrants to purchase 1,007,000 common shares were issued to the holders at an exercise price per share of $0.30. The warrants are exercisable immediately and expire in July 2010. These warrants were treated as a discount on the convertible debenture and in July 2005 were valued at $184,829 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $236,016 that will be amortized over the life of the debentures.

For the three months ended September 30, 2005, the amount of amortization of imputed interest and beneficial conversion charged to interest expense was $324,460.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc 500,000 warrants to purchase 500,000 shares of its common stock for its services related to the offering at an exercise price of $.01 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,205 to be amortized over the debenture term. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. At September 30, 2005, the placement fees were deemed to be a deferred debt offering cost on the accompanying balance sheet and are being amortized as a debt issuance cost over the debenture term of 24 months. For the three months ended September 30, 2005, amortization of debt issuance costs amounted to $55,295.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The convertible debenture liability is as follows at September 30, 2005:


Convertible debentures payable                              $     1,927,400
Less: unamortized discount on debentures                         (1,256,319)
                                                              --------------
Convertible debentures, net                                         671,081
Less: current portion of convertible debentures                    (291,693)
                                                              ---------------

Convertible debentures payable - long-term                    $     379,388
                                                              ===============

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock

On July 1, 2005, in connection with the acquisition of a 60% interest in Yongxin, the Company issued 1,000,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000.

On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.26 per share and recorded deferred consulting expense of $104,000 to be amortized over the service period. For the three months ended September 30, 2005, amortization of deferred consulting expense amounted to $26,000.

On August 1, 2005, in connection with the acquisition of a 100% interest in Xianyang, the Company issued 500,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.2 quoted trading price of the common stock on the acquisition date and amounted to $140,000.

Stock Warrants

In July 2005, in connection with the private offering discussed in Note 6, the Company granted 1,007,000 warrants to purchase 1,007,000 shares of the Company's common stock exercisable at $.30 per share. The purchase warrants expire in July 2010.

In July 2005, in connection with the private offering discussed in Note 6, the Company granted 500,000 warrants to purchase 500,000 shares of the Company's common stock to the placement agent for services rendered exercisable at $.01 per share. The purchase warrants expire in July 2010.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 6 - STOCKHOLDERS EQUITY (continued)

A summary of the status of the Company's outstanding stock warrants as of September 30, 2005 and changes during the period then ended is as follows:


                                                                  Weighted
                                                                    Average
                                                                   Exercise
                                                  Shares             Price
                                            --------------      --------------
       Outstanding at July 1, 2004               4,635,300         $   0.34
        Granted                                  1,507,000             0.20
        Exercised                                        -                -
        Forfeited                                        -                -
                                             --------------       ------------

       Outstanding at June 30, 2005              6,142,300          $  0.31
                                              ==============     ==============

   Warrants exercisable at end of period         6,142,300          $   0.31
                                               ==============    ==============


    Weighted-average fair value of warrants
         granted during the period                                  $   0.20
                                                                   ============

The following information applies to all warrants outstanding at September 30, 2005:


                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------

                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
        $0.40                             1,787,500         4.75           $ 0.40         1,787,500     $ 0.40
        $0.30                             3,854,800         4.80           $ 0.30         3,854,800     $ 0.30
        $0.01                               500,000         4.75           $ 0.01           500,000     $ 0.01


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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with the financial statements of Dragon International Group Corp. for the year ended June 30, 2005 and notes thereto contained in Report on Form 10-KSB of Dragon International Group Corp. as filed with the Securities and Exchange Commission.

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

Overview

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

Dragon International Group Corp. ("Dragon"), a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin") and on December 31, 2004, we issued 4,000,000 common shares for the remaining 30% interest in Anxin. Anxin, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Anxin is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Anxin, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. The Stock Purchase Agreement between Dragon and Anxin has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Anxin, pursuant to which Dragon is treated as the continuing entity.

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

         In fiscal 2005, Anxin consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Anxin continues operating the underlying business of each entity from the headquarters located in Ningbo. The two consolidated divisions are; Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). The remote operations were established in an effort to improve client relations and extend the brand awareness of Anxin products and services throughout China. Furthermore Anxin, the parent, can improve its status among financial institutions in China, as a large group with additional operations in various business segments. Unfortunately the cost of the additional offices proved too costly. Anxin will service the clients of An'Hong and Long'An as they continue to operate the underlying business of each entity from the headquarters in Ningbo. The fixed assets, office equipment and entities were sold to Shanghai DIJI Investment Management Company.

         The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of Our Results of Operations for our three months ended September 30, 2005 and 2004

         During the three months ended September 30, 2005, we generated revenues of $4,622,110 as compared to revenues of $3,542,850 for the three months ended September 30, 2004, an increase of $1,079,260 or 30.5%. In previous and the current period, our revenues were negatively impacted by new regulations administered by the Chinese government. In the first quarter of calendar 2005, the Chinese government issued minimum production quotas for the cigarette manufacturing industry. The government established a yearly quota of 100,000 boxes of cigarettes. This judgment unfavorably impacted smaller cigarette manufacturers; many of who were customers of Anxin. Management of Anxin had made the strategic decisions to target smaller manufacturers because Anxin sought to limit the dependence on any one customer, as well management estimated it could garner a higher margin from smaller manufacturers as opposed to larger manufacturers, as larger manufactures have a higher level of pricing power. This new quota impacted many of our clients, as they were forced to close plants or merge with other industry participants in an effort to meet quotas. As an indirect result orders for packaging materials was reduced.
The decrease in revenue discussed above was offset by increased revenues generated through our sales agents as compared to the comparative period.

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

            For the three months ended September 30, 2005, gross profit was $106,446, as compared to gross profit of $305,968 for the three months ended September 30, 2004, a decrease of $199,522. For the three months ended September 30, 2005, gross profit on a percentage basis decreased to 2.3% from 8.6% for the three months ended September 30, 2004.

            We have witnessed a decrease in gross profit for 3 straight quarters. The decrease in gross profit is attributable to higher cost of sales. Anxin is experiencing higher raw material costs and increased import/transportation costs. We have witnessed an increase in the cost of our raw materials; such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry; it is not specific to our company. Additionally, we recorded increased revenues that were generated through sales agents that we recognize a gross profit of approximately 1%. Management of Anxin does not anticipate the trend to reverse. Furthermore, increased oil prices over the past year have led to higher transportation costs for our products. Anxin does not have any control over the international price of oil. Management has made efforts to reduce fixed administrative costs to alleviate the burden of an increase cost of sales for the fiscal year 2005. As mentioned above, Anxin has consolidated the operations of Shanghai Anhong Paper Company Ltd., ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited in 2005. The closures will allow Anxin to decrease fixed administrative costs.

            For the three months ended September 30, 2005, operating expenses amounted to $307,960 or 7% of net revenues compared to $219,821 or 6.2% of revenues for the three months ended September 30, 2004. The increase was attributable to the following:

            For the three months ended September 30, 2005, selling expenses amounted to $48,835 as compared to $150,241 for the three months ended September 30, 2005, a decrease of $101,406 or 67%. This decrease is attributable to a decrease in shipping costs of approximately $70,000. Additionally, we experienced a decrease in salaries of approximately $7,500 due to reduction in sales staff and a decrease in other selling expenses due to the consolidation of our operations.

            For the three months ended September 30, 2005, general and administrative expenses were $259,125 as compared to $69,580 for the three months ended September 30, 2004, an increase of $189,545, or approximately 273%. For the three months ended September 30, 2005, we incurred professional fees of $47,928 related to our SEC filings as compared to $4,736 for the three months ended September 30, 2004, an increase of $43,192 or 912%. Additional increases were due to increased bad debt expense of approximately $109,000, an increase in salaries and related benefits of approximately $9,600 due to hiring of additional administrative staff, and an increase other operating expenses.

            For the three months ended September 30, 2005, other income amounted to $182,464 as compared to other income of $19,218 for the three months ended September 30, 2004. Other income for the three months ended September 30, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

            For the three months ended September 30, 2005, debt issuance costs were $55,295 as compared to $0 for the three months ended September 30, 2004, an increase of $55,295 which was related to placements fees paid in connection with debentures payable.

            For the three months ended September 30, 2005, interest expense was $377,136 as compared to $21,937 for the three months ended September 30, 2004, an increase of $355,199 and was related to 1) increased borrowings and 2) the recording of $324,460 in amortization of discount of debentures payable that was included in interest expense.

            As a result of these factors, we reported a net loss of $(446,357) or a net loss of $(.01) per common share for the three months ended September 30, 2005 as compared to net income of $43,837 or net income of $.00 per common share for the three months ended September 30, 2004.

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

Liquidity and Capital Resources

At September 30, 2005, we had $556,186 in cash. At September 30, 2005, our cash position by geographic area is as follows:

           United States        $   82,978
           China                   473,208
                                  ---------
           Total                $  556,186
                                  =========

         In March 2005, we raised $357,500 ($321,750 net) in capital from accredited investors under a private offering of Units. Each Unit consisted of a $25,000 8% Secured Convertible Debenture and a Class A Common Stock Purchase Warrant to purchase 125,000 shares of our Common Stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The Debentures are secured by property with an audited value of $227,900 and 12,250,000 shares of Common Stock owned by David Wu, our President and Chief Executive Officer. The Debentures were to mature six (6) months following the closing of the offering. Interest only is payable monthly. However, the investors in this offering converted to our second offering, described below, pursuant to the original terms included in this offering.

        During the period from May 2005 to July 2005, we successfully closed a second private offering of Units. We sold an aggregate of $1,569,900 from the sale of the Units ($1,413,910 net) to a total of 36 "accredited investors," as that term is defined under the Securities Act of 1933, as amended, including the seven (7) investors who purchased Units in our prior offering undertaken in March 2005, discussed above. Each Unit consisted of a $100,000 8% Secured Convertible Promissory Note and a Class A Common Stock Purchase Warrant to purchase 200,000 of our Common Stock at $.30 per share for a period of five (5) years expiring July 1, 2010. The Notes are convertible into shares of our Common Stock and mature two years after issuance. We have the option to satisfy principal and interest payments in cash or Common Stock. The principal and interest is convertible into shares of our "registered" Common Stock. At the sole election of the Holder, any portion of the unpaid principal balance of the Note, together with any interest that may have accrued through the date of such conversion, may be converted into shares of our Common Stock. The Holder shall provide us with fifteen (15) days written notice prior to such payment ("Holder Conversion Notice"). The Holder may elect to receive shares of Common Stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the date of the Holder's Conversion Notice. The Holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder may elect to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

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

         Net cash used in operating activities during the three months ended September 30, 2005 were $465,756 as compared to net cash provided by operating activities of $569 during the three months ended September 30, 2004. This increase in cash used in operating activities is primarily attributable to:

         * an increase of $490,194 in our net loss. For the three months ended September 30, 2005, we had a net loss of $446,357 compared to net income of $43,837 for the three months ended September 30, 2004.

         * an increase of $15,490 in depreciation and amortization as a result of an increase in property, plant and equipment as well as the amortization of acquired land use rights.

         * an increase of $324,460 and $55,295 in amortization of discount on debentures payable and debt issuance costs , respectively, related to the sale of debentures payable.

         * an increase of $26,000 in stock-based compensation related to the issuance of common stock to a consultant in the current period,

         * an increase of $32,134 in allowance for doubtful accounts which represents an increase in our allowance for bad debt based on an analysis of our receivable balances.

         * For the three months ended September 30, 2005, our net operating assets increased by $422,963 as compared to a net increase in net operating assets of $60,055 for the three months ended September 30, 2004,

         Net cash provided by investing activities during the three months ended September 30, 2005 was $27,014 as compared to net cash used in investing activities of $(202,506) for the three months ended September 30, 2004. During the three months ended September 30, 2005, we used cash for capital expenditures of $163,819 and had a decrease in our restricted cash balance by $157,179 that collateralizes certain debt offset by cash received of $33,654 from acquisitions. During the three months ended September 30, 2004, we used cash for capital expenditures of $122,657, used cash to acquire short-term investments of $120,773 and received advances from related parties of $40,924.

         Net cash provided by financing activities during the three months ended September 30, 2005 was $79,053 as compared to net cash provided by financing activities during the three months ended September 30, 2004 of $12,078. During the three months ended September 30, 2005, we received gross proceeds of $503,500 from debentures payable offset by the repayment of loans payable of $376,097 and the payment of placement fees of $48,350. During the three months ended September 30, 2004, we received proceeds from loans payable of $12,078.

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

         In the first quarter of 2005, the Chinese government issued minimum production quotas for the cigarette manufacturing industry. The government established a yearly quota of 100,000 boxes of cigarettes. This judgment unfavorably impacted smaller cigarette manufacturers; many of whom are customers of Anxin. Management of Anxin had consciously sought target smaller manufacturers because Anxin sought to limit the dependence on any one customer, and Anxin can garner a higher margin from smaller manufacturers, as opposed to larger manufacturers. Larger manufactures have a higher level of pricing power than smaller manufacturers. This new quota impacted many of our clients, as they were forced to close plants or merge with other industry participants in an effort to meet quotas. As an indirect result, orders for packaging materials were reduced.

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

Inflation

         Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation had a material effect on our results of operations during the three months ended September 30, 2005.


Critical Accounting Policies and Estimates

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

            A summary of significant accounting policies is included in Note 1 to the audited financial statements included Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2005. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition. During the three months ended September 30, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

         We record property and equipment at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. To date, we have not recognized any impairment losses.

         Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition.

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

         In previous quarters, we are restating our consolidated statement of operations, as previously filed with the Securities and Exchange Commission.

         The restatement of our consolidated financial statements was made to correct an error in the elimination of inter-company revenues and cost of sales. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting through March 31, 2005 related to elimination of inter-company revenues and cost of sales. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.


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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         On July 1, 2005, in connection with the acquisition of a 60% interest in Yongxin, we issued 1,000,000 shares of common stock.

         On July 22, 2005, we entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company's common stock.

         On August 1, 2005, in connection with the acquisition of a 100% interest in Xianyang, we issued 500,000 shares of common stock.

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

              * Filed herein

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on November 23, 2005.

                             DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

                                 By: /s/ David Wu
                                         David Wu,
                                        CEO, Principal Executive Officer