Form 10QSB
period 2005-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2006-02-10
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the quarter ended December 31, 2005



                         Commission File Number: 0-23485


                        DRAGON INTERNATIONAL GROUP CORP.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


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

                               (86) 574-56169308
                               -----------------
              (Registrant's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,463,799 shares at February 1, 2006.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                                      INDEX




                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheet
       December 31, 2005 (Unaudited).....................................      3
   Consolidated Statements of Operations (Unaudited)
       For the Three and Six Months Ended December 31, 2005 and 2004.....      4
   Consolidated Statements of Cash Flows (Unaudited)
       For the Six Months Ended December 31, 2005 and 2004...............      5

   Notes to Consolidated Financial Statements............................   6-19

   Item 2 - Management's Discussion and Analysis or Plan of Operation....  20-29

   Item 3 - Controls and Procedures......................................     30

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................................     30

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..     30

   Item 3 - Default upon Senior Securities ..............................     30

   Item 4 - Submission of Matters to a Vote of Security Holders..........     30

   Item 5 - Other Information............................................     31

   Item 6 - Exhibits.....................................................     31

   Signatures............................................................     32

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                      $    564,591
    Cash - restricted                                              266,307
    Accounts receivable (net of allowance for
       doubtful accounts of $127,711)                            4,767,101
    Inventories                                                    414,353
    Advances on purchases                                          912,158
    Other receivables                                              353,728
    Prepaid expenses and other                                      41,928
                                                              ------------

        Total Current Assets                                     7,320,166

PROPERTY AND EQUIPMENT - Net                                       964,171
LAND USE RIGHTS - Net                                            2,530,861
DEFERRED DEBT ISSUANCE COSTS                                       242,396
GOODWILL                                                           488,330
                                                              ------------

        Total Assets                                          $ 11,545,924
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                         $  2,500,476
    Convertible debentures payable, net                            382,934
    Convertible notes payable                                        6,438
    Accounts payable                                             1,793,239
    Accrued expenses                                             1,698,122
                                                              ------------

        Total Current Liabilities                                6,381,209

CONVERTIBLE DEBENTURES PAYABLE, net                                284,029
                                                              ------------

        Total Liabilities                                        6,665,238
                                                              ------------

MINORITY INTEREST                                                   17,988
                                                              ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000
        Shares Authorized; No shares
        issued and outstanding)                                         --
    Common stock ($.001 Par Value; 200,000,000
        Shares Authorized; 39,985,234 shares
        issued and outstanding)                                     39,985
    Additional paid-in capital                                   2,909,922
    Retained earnings                                            1,844,118
    Deferred compensation                                          (52,000)
    Other comprehensive income - foreign currency                  120,673
                                                              ------------

        Total Stockholders' Equity                               4,862,698
                                                              ------------

        Total Liabilities and Stockholders' Equity            $ 11,545,924
                                                              ============


            See notes to unaudited consolidated financial statements
                                       -3-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                       For the Three Months Ended      For the Six Months Ended
                                                               December 31,                  December 31,
                                                     ----------------------------    ----------------------------
                                                          2005           2004            2005            2004
                                                     ------------    ------------    ------------    ------------
NET REVENUES                                         $  4,869,309    $  2,773,884    $  9,491,419    $  6,316,734

COST OF SALES                                           4,368,285       2,507,284       8,883,949       5,744,166
                                                     ------------    ------------    ------------    ------------

GROSS PROFIT                                              501,024         266,600         607,470         572,568
                                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Selling expenses                                     111,977          67,983         160,812         218,224
     General and administrative                            16,806         211,918         275,931         281,498
                                                     ------------    ------------    ------------    ------------

        Total Operating Expenses                          128,783         279,901         436,743         499,722
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                             372,241         (13,301)        170,727          72,846
                                                     ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Other income                                          22,249          10,695         204,713          29,913
     Debt issuance costs                                  (40,400)             --         (95,695)             --
     Interest expense                                    (254,356)        (29,745)       (631,492)        (51,682)
                                                     ------------    ------------    ------------    ------------

        Total Other Income (Expense)                     (272,507)        (19,050)       (522,474)        (21,769)
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                          99,734         (32,351)       (351,747)         51,077

INCOME TAXES                                                   11          (9,692)          2,801         (49,283)
                                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE MNORITY INTEREST                  99,745         (42,043)       (348,946)          1,794

MINORITY INTEREST IN LOSS OF SUBSIDIARY                    (3,618)             --          (1,284)             --
                                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                          96,127         (42,043)       (350,230)          1,794

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                 22,499              --         120,673              --
                                                     ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                          $    118,626    $    (42,043)   $   (229,557)   $      1,794
                                                     ============    ============    ============    ============

NET INCOME PER COMMON SHARE
      Basic                                          $       0.00    $      (0.00)   $      (0.01)   $       0.00
                                                     ============    ============    ============    ============
      Diluted                                        $       0.00    $      (0.00)   $      (0.01)   $       0.00
                                                     ============    ============    ============    ============

      Weighted Common Shares Outstanding - Basic       39,979,799      29,392,783      39,637,951      28,780,497
                                                     ============    ============    ============    ============
      Weighted Common Shares Outstanding - Diluted     41,206,234      29,392,783      39,637,951      34,263,697
                                                     ============    ============    ============    ============


            See notes to unaudited consolidated financial statements
                                       -4-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         For the Six Months Ended
                                                                December 31,
                                                        --------------------------
                                                           2005           2004
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $  (350,230)   $     1,794
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in
     operating activities:
       Depreciation and amortization                         58,922         16,787
       Stock-based compensation                              52,000             --
       Amortization of discount on debentures payable       503,934             --
       Amortization of debt issuance costs                   95,695             --
       Allowance for doubtful accounts                       12,063             --
       Minority interest                                      1,380             --

   Changes in assets and liabilities:
       Accounts receivable                               (1,023,979)       289,402
       Inventories                                        1,192,844      1,123,777
       Prepaid and other current assets                     284,266        308,627
       Other receivables                                    646,083             --
       Advances to employees                                     --        431,147
       Advances on purchases                               (657,429)            --
       Other assets                                           4,154         (2,298)
       Accounts payable                                  (1,329,956)    (1,830,943)
       Accrued expenses                                    (439,075)       (15,290)
       Advances from customers                              (22,945)      (364,477)
                                                        -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                      (972,273)       (41,474)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Due from related parties                                      --         40,924
   Cash acquired in acquisition                              33,654             --
   Increase in short-term investments                            --       (120,773)
   Decrease in restricted cash                              353,258             --
   Capital expenditures                                    (230,419)      (122,657)
                                                        -----------    -----------

NET CASH FLOWS PROVIDED BY
   (USED IN) INVESTING ACTIVITIES                           156,493       (202,506)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                              548,746         12,078
   Repayment of loans payable                              (376,097)            --
   Proceeds from debentures payable                         503,500             --
   Prepayment of debentures payable                        (183,592)            --
   Placement fees paid                                      (48,350)            --
                                                        -----------    -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             444,207         12,078
                                                        -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                              33,605             --
                                                        -----------    -----------

NET DECREASE IN CASH                                       (337,968)      (231,902)

CASH  - beginning of year                                   902,559        285,856
                                                        -----------    -----------

CASH - end of period                                    $   564,591    $    53,954
                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                          $   134,625    $    21,937
                                                        ===========    ===========
      Income Taxes                                      $    54,766    $    39,591
                                                        ===========    ===========

   Non-cash investing and financing activities
      Issuance of common stock for future services      $    52,000    $        --
                                                        ===========    ===========
      Deferred discount and beneficial conversion
         on debentures payable                          $   420,845    $        --
                                                        ===========    ===========
      Issuance of common stock for convertible debt     $     3,750    $        --
                                                        ===========    ===========

   Acquisition details:
      Fair value of assets acquired                     $ 1,142,348    $        --
                                                        ===========    ===========
      Goodwill                                          $   486,120    $        --
                                                        ===========    ===========
      Liabilities assumed                               $ 1,148,468    $        --
                                                        ===========    ===========
      Common stock issued in connecxtion
         with acquisition                               $   480,000    $        --
                                                        ===========    ===========

            See notes to unaudited consolidated financial statements.
                                       -5-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp., (the "Company") formerly Retail Highway.com, Inc. ("Retail"), was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation". Effective April 17, 1999, Retail acquired certain assets to facilitate its entry into electronic commerce and changed its name to "Retail Highway.com, Inc."

Thereafter, on or about August 13, 2004, as amended on September 30, 2004 and effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization, the Company issued 24,625,000 shares of its common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation (the "Merger"). For financial accounting purposes, the Merger as has been treated as a recapitalization of Retail with the former shareholders of the Company retaining 1,280,234 shares of common stock, or approximately 5%.

In connection with the Merger, the Company undertook a reverse stock split of its common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-shares information included in this report has been restated to reflect this reverse stock split.

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby the Company changed its name to "Dragon International Group Corp.," as well as reestablished its capitalization to the authorized capital structure immediately prior to the Merger, which consists of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, the Company's prior management resigned their respective positions with the Company and was replaced by management of Dragon.

Dragon, a Florida corporation, was founded in June 2004. On June 30, 2004, Dragon acquired 70% ownership interest of Ningbo Anxin International Co. Ltd. ("Anxin"). On December 31, 2004, the Company issued 4,000,000 Common Shares for the remaining 30% interest in Anxin. Anxin, established in 1997, is located in the Zhejiang Province of Ningbo, China, approximately 200 miles south of Shanghai. Anxin is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Anxin, through a subsidiary, holds an ISO9000 certificate and national license to import and export products.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

The Company (Continued)

In addition to its own operations, Anxin operates four subsidiaries,  including:
(i) Jiangdong Yonglongxin Special Paper Company, Limited ("Yonglongxin"), which holds an ISO9000 certificate and operates a civil welfare manufacturing facility Fuming County Zhang'ai Village in Ningbo, China: (ii) Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin manufactures, sells and distributes cigarette packing materials; (iii) Ningbo Xinyi Paper Product Industrial Company, Limited ("Xinyi"). Xinyi operates in the pulp and paper industry, operating a manufacturing facility; and (iv) Xianyang Naite Research & Development Center (the "R&D Center") The R&D Center was created to develop, design and improve production methods in the specialty packaging industry in China. Anxin has a distribution network covering east and central China. The Stock Purchase Agreement between Dragon and Anxin has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon, pursuant to which Anxin is treated as the continuing entity.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year ending June 30, 2006.

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2005, the allowance for doubtful accounts was $127,711.

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

                                               For the Three Months Ended          For the Six Months
                                                       December 31,                Ended December 31,
                                                   2005           2004            2005            2004
                                               ------------   ------------    ------------    ------------
Net income (loss)                              $     96,127   $    (42,043)   $   (350,230)   $      1,794
Weighted average shares outstanding - basic      39,979,799     29,392,783      39,637,951      28,790,497
EPS - basic                                    $       0.00   $      (0.00)   $      (0.01)   $       0.00
                                               ============   ============    ============    ============

Net income (loss)                              $     96,127   $    (42,043)   $   (350,230)   $      1,794
                                               ============   ============    ============    ============

Weighted average shares outstanding - basic      39,979,799     29,392,783      39,637,951      28,790,497
Effect of dilutive securities
   Unexercised warrants                             422,617             --              --              --
   Convertible debentures                                --             --              --              --
   Convertible note payable                         803,818             --              --       5,473,200
                                               ------------   ------------    ------------    ------------
Weighted average shares outstanding- diluted     41,206,234     29,392,783      39,637,951      34,263,697
                                               ============   ============    ============    ============
EPS - diluted                                         $0.00         $(0.00)         $(0.01)          $0.00
                                               ============   ============    ============    ============

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

For  foreign  operations  with the local  currency as the  functional  currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.0734 RMB.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Anxin, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2005 and 2004 was not material.

On July 21, 2005, China let the RMB fluctuate ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximate 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant.

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

NOTE 2 - INVENTORIES

At December 31, 2005, inventories consisted of the following:


         Raw materials                               $    131,434
         Finished goods                                   282,919
                                                     ------------
                                                     $    414,353
                                                     ============

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. From time to time, the Company receives advances from or advances funds to several affiliated entities for working capital purposes. At December 31, 2005, the Company did not have any outstanding balances with these affiliated entities.

Due to related party

A shareholder/consultant advanced funds to the Company for working capital purposes. At December 31, 2005, the Company owed $5,000 to this shareholder/consultant that is included in accrued expenses. The advances are non-interest bearing, unsecured and are due on demand.

The former President of the Company, from time to time, provided advances to the Company for operating expenses. These advances are non-interest bearing and convertible into shares of the Company's common stock. The amount due to the former President at December 31, 2005 was $18,345 and is included in accrued expenses on the accompanying balance sheet. .

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2002, the former President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on demand. Interest accrues at the rate of 3% per annum and aggregated $532 through March 31, 2005. Additionally, in April 2004, the former President of the Company entered into a convertible note agreement with the Company to convert $31,124 of advances to pay operating expenses into a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on demand. Interest accrues at the rate of 3% per annum and aggregated $558 through December 31, 2005. In October 2005, the Company issued 500,000 shares of common stock in connection with the conversion of $3,750 of this debt. At December 31, 2005, convertible notes payable outstanding amounted to $6,438, which is convertible into 858,400 shares of common stock.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 5 - ACQUISITION AND DISPOSITIONS

On July 1, 2005, the Company acquired 60% interest in Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin, established in 2003, is located in Hangzhou of Zhejiang Province, China, and manufactures and sells high-end cigarette packing material and was a direct competitor of the Company. The Company issued an aggregate of 1,000,000 shares of its common stock in consideration for the nets assets of Yongxin. The fair value of the common stock issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000. All operations are now located in the new manufacturing facilities in Ningbo. The Company acquired Yongxin as part of its ongoing desire to consolidate interests in its industry. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $322,192. The excess had been applied to goodwill. The results of operations of Yongxin are included in the consolidated results of operations of the Company from the acquisition date.

On August 1, 2005, the Company acquired the Xianyang Naite Research & Development Center ("Xianyang"), located in Ningbo, China, which was created to improve production efficiencies in the specialty packaging industry. The Company paid $25,000 in cash and issued 500,000 shares of its common stock in consideration for this acquisition. The fair value of the common stock issued was based on $.28 per share, quoted trading price of the common stock on the acquisition date, for a fair value of $140,000. The Research & Development Center is expected to reduce time to commercialization for new products substantially and allow the Company to leverage innovative paper transferring techniques developed at the Center. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $163,928. The excess had been applied to goodwill. The results of operations of Xianyang are included in the consolidated results of operations of the Company from the August 1, 2005.

Anxin has consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Anxin operates the underlying business of each entity from the headquarters located in Ningbo. The two consolidated divisions are Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). In connection with this consolidation, the Company has a receivable of $353,728 from a third party which is included in other receivables on the accompanying consolidated balance sheet.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 5 - ACQUISITION AND DISPOSITIONS (continued)

For acquisitions during the six months ended December 31, 2005, the assets acquired and liabilities assumed at acquisition date were as follows:

                                      Yongxin      Xianyang       Total
                                    ----------     --------     ---------
                            Cash    $   33,654     $      -     $  33,654
             Accounts receivable       543,564            -       543,564
                       Inventory       496,009       25,733       521,742
     Property and equipment, net        69,121            -        69,121
                Accounts payable      (576,978)           -      (576,978)
      Accrued expenses and other      (547,562)           -      (547,562)
                   Loans payable             -      (24,661)      (24,661)
                        Goodwill       322,192      163,928       486,120
                                    ----------     --------     ---------

            Total purchase price    $  340,000     $165,000     $ 505,000
                                    ==========     ========     =========

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

On March 1, 2005, the Company closed a private offering of Units, each Unit consisting of a secured convertible note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% and 250,000 (5 warrants per dollar invested) Class "A" Warrants, each warrant exercisable to purchase one (1) share of the Company's Common Stock at an exercise price of $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The minimum subscription was for $50,000 or one Unit; however, we reserved the right to accept subscriptions for a fractional Unit, which we did. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net) and issued 1,787,500 warrants. The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The debentures were scheduled to mature six months following the closing of the offering. Interest only is payable monthly. The relevant offering documents contained a provision that provided for each of the investors to convert into a subsequent offering that took place beginning in May 2005 (described below). As such, the debentures of the March 2005 offering were replaced with $357,500 worth of Debentures under the terms of the July 2005 offering. Pursuant to the terms of the March offering, each of the investors retained ownership of the warrants issued to them in the March offering as part of the consideration for extending the maturity date of their Debenture.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

In connection with the 1,787,500 warrants issued in the Units, the Company recorded imputed interest in the amount of $239,510 that was amortized over the original life of the debentures (6 months). As incentive for these debenture holders to convert their debentures to the terms of the subsequent offering, the Company granted debenture holders 715,000 Class "A" Warrants, each warrant exercisable to purchase one (1) share of the Company's Common Stock at an exercise price of $.30 per share for a period of five (5) years following the closing of the offering (July 2010). These warrants were treated as a discount on the convertible debenture and in May 2005 were valued at $20,579 to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $97,411 that will be amortized over the life of the debentures.

On May 9, 2005, the Company commenced a private offering of Units, each Unit consisting of a secured, convertible promissory note and warrants (the "Units"), totaling up to a maximum of $2,500,000. The Company closed this offering on July 11, 2005, after the Company had sold an aggregate of $1,927,400 of these Units to 36 "accredited" investors, as that term is defined under the Securities Act of 1933, as amended. This aggregate figure consisted of $1,569,900 in new subscriptions and $357,500 from the offering in March 2005. The March 2005 offering stipulated the funds were to be converted under the terms of the July 2005 offering. Each Unit consisted of a secured convertible note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% and 2 warrants for each dollar invested. The annual coupon of 8%, is payable on a monthly basis in cash or common stock on the first of every month. Each warrant is exercisable at a purchase price of $.30 per share for a period of five years following the final closing date of the offering period, subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations or reclassifications of its common stock. The Notes mature two years after issuance.

The Company has the option to satisfy principal and interest payments in cash or common stock. The principal and interest is convertible into shares of our "registered" common stock based on the following criteria: At the sole election of the holder (the "Holder"), any portion of the unpaid principal balance of the Note, together with any interest that may have accrued through the date of such conversion, may be converted into shares of the Company's common stock. The Holder shall provide the Company with fifteen (15) days written notice prior to such payment ("Holder Conversion Notice"). The Holder may elect to receive shares of the Company's common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the Holder Conversion Notice. The Holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder may elect to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

Principal payments began on the first day of the fourth month following the final closing date of the offering. The amount of principal paid each month is 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the Notes is due on the first day of the twenty-fourth month following the final closing of the offering. However, the Company, at its sole option, may elect to pay the current portion of principal and/or interest in shares of its common stock. The Company is obligated to provide the Holder with fifteen (15) days written notice prior to such payment ("Company Conversion Notice"). The Holder may receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the Company Conversion Notice, subject to a $.55 ceiling.

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

In addition, the Company entered into a Registration Rights Agreement with these investors pursuant to which the Company was obligated to file a registration statement covering the above-referenced common stock and shares underlying the warrants within 45 days of closing of this offering. The Company filed a registration statement on August 15, 2005. Should the registration statement not be effective within 140 days from the closing date of the offering, and the closing bid price for any three of the previous twenty trading days is greater than $.6875, the Company is obligated to issue collateral shares on the monthly payment date to the investor, as liquidated damages and not as a penalty, equivalent to 2% per month of the investor's position as calculated under the following formula:

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

In connection with these convertible debentures, warrants to purchase 2,132,800 common shares were issued to the holders at an exercise price per share of $0.30. The warrants are exercisable immediately and expire in July 2010. These warrants were treated as a discount on the convertible debenture and in June 2005 were valued at $423,192 to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.00%, volatility of 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $591,757 that will be amortized over the life of the debentures. -

In July 2005, the Company sold to new investors an aggregate of $503,500 of the Units. In connection with these convertible debentures, warrants to purchase 1,007,000 common shares were issued to the holders at an exercise price per share of $0.30. The warrants are exercisable immediately and expire in July 2010. These warrants were treated as a discount on the convertible debenture and in July 2005 were valued at $184,829 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term, which begins on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. Additionally, in connection with the debentures, the Company recorded a beneficial conversion amount of $236,016 that will be amortized over the life of the debentures.

For the six months ended December 31, 2005, the amount of amortization of imputed interest and beneficial conversion charged to interest expense was $503,934.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services related to the offering at an exercise price of $.01 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,205 to be amortized over the debenture term. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. At December 31, 2005, the placement fees were deemed to be a deferred debt offering cost on the accompanying balance sheet and are being amortized as a debt issuance cost over the debenture term of 24 months. For the six months ended December 31, 2005, amortization of debt issuance costs amounted to $95,695.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The debentures are secured by 12,250,000 shares of common stock held in the name of the Company's Chief Executive Officer, 7,150,000 shares of common stock in the name of Shun Li Shi, a shareholder, a minimum of $150,000 in readily available funds and a mining facility valued of at $3,000,000 owned by David Wu, the Company's Chief Executive Officer.

The convertible debenture liability is as follows at December 31, 2005:


Convertible debentures payable                         $     1,743,808
Less: unamortized discount on debentures                    (1,076,845)
                                                       ---------------
Convertible debentures, net                                    666,963
Less: current portion of convertible debentures               (382,934)
                                                       ----------------

Convertible debentures payable - long-term             $       284,029
                                                       ===============

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock

On July 1, 2005, in connection with the acquisition of a 60% interest in Yongxin, the Company issued 1,000,000 shares of common stock (see note 5 above). The fair value of the common shares issued was based on the $.34 quoted trading price of the Company's common stock on the acquisition date and amounted to $340,000.

On July 22,  2005,  the Company  entered  into a one-year  agreement  with China
Direct Investments, Inc. to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.26 per share and recorded deferred consulting expense of $104,000 to be amortized over the service period. For the six months ended December 31, 2005, amortization of deferred consulting expense amounted to $52,000.

On August 1, 2005, in connection with the acquisition of a 100% interest in Xianyang, the Company issued 500,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000.

In October 2005, the Company issued 500,000 shares of common stock in connection with the conversion of $3,750 of convertible notes payable (see Note 4).

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 - STOCKHOLDERS EQUITY (continued)

Stock Warrants

In July 2005, in connection with the private offering discussed in Note 6, the Company issued 1,007,000 warrants to purchase 1,007,000 shares of the Company's common stock exercisable at $.30 per share. The purchase warrants expire in July 2010. Additionally, in July 2005, in connection with the private offering discussed in Note 6, the Company granted 500,000 warrants to purchase 500,000 shares of the Company's common stock to the placement agent for services rendered exercisable at $.01 per share. The purchase warrants expire in July 2010.

     A summary of the status of the Company's outstanding stock warrants as of December 31, 2005 and changes during the period then ended is as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                      Shares        Price
                                                    ----------   ----------
       Outstanding at July 1, 2005                   4,635,300    $    0.34
        Granted                                      1,507,000         0.20
        Exercised                                            -            -
        Forfeited                                            -            -
                                                    ----------    ---------

        Outstanding at December 31, 2005             6,142,300   $     0.31
                                                    ==========   ==========

           Warrants exercisable at end of period     6,142,300   $     0.31
                                                    ==========   ==========
           Weighted-average fair value of warrants
             granted during the period                   $0.20
                                                    ==========

The following information applies to all warrants outstanding at December 31, 2005:

                                                 Warrants Outstanding    Warrants Exercisable
                                               ------------------------  ---------------------
                                                Weighted
                                                 Average      Weighted              Weighted
                                                Remaining     Average                Average
                                               Contractual    Exercise              Exercise
     Range of Exercise Prices        Shares    Life (Years)     Price      Shares     Price
     ------------------------     -----------  ------------  ----------  ---------  ----------
        $0.40                       1,787,500      4.50        $ 0.40    1,787,500    $ 0.40
        $0.30                       3,854,800      4.55        $ 0.30    3,854,800    $ 0.30
        $0.01                         500,000      4.50        $ 0.01      500,000    $ 0.01

NOTE 8 - OPERATING RISK

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 8 - OPERATING RISK (continued)

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

(f) Performance of subsidiaries risk

All of the Company's revenues are derived via the operations of the Company's Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - SUBSEQUENT EVENT

In January 2006, the Company made an offer to all of the holders of its outstanding Units wherein the Company offered the holders of the Units an opportunity to convert the outstanding principal and interest owed pursuant to the Debentures into shares of the Company's Common Stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the Warrants included in the Units issued in the July Offering from $.30 to $.15 per Warrant. As further inducement, if the holder agreed to convert, the Company also agreed to issue additional common stock purchase warrants equal to the number of Warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. As of the date of this Report, all of the Unit holders have accepted the Company's offer, except for two holders who did agree to assign their Debentures to third parties. These holders kept the Warrants issued as part of their Units. As a result, the Company issued an aggregate of 18,478,565 shares of our Common Stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. The exercise price on the 3,704,800 Warrants held by the converting holders was also reduced to $.15 per share. The exercise price for those holders who elected not to convert remains at $.30 per share for the relevant 150,000 Warrants.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with our audited financial statements for the year ended June 30, 2005, and notes thereto contained in our report on Form 10-KSB, as filed with the Securities and Exchange Commission.

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

Overview

On or around August 13, 2004, as amended on September 30, 2004 and effective October 4, 2004, under an Agreement and Plan of Reorganization, we issued
24,625,000 shares of our common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., ("Dragon") a Florida corporation. For financial accounting purposes, the exchange of stock was treated as a recapitalization, with our former shareholders retaining 1,280,234, or approximately 5% of the outstanding stock.

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

Our operations are conducted through Anxin. Anxin distributes an assortment of paper products and packaging materials. The main consumers of Anxin's products are packaging companies for the tobacco industry, cosmetics industry, and the wine and spirits industry. Anxin, through its wholly owned subsidiary, Jiangdong Yonglongxin Special Paper Co. Ltd. ("Yonglongxin"), imports an assortment of paper and packaging products. The products imported by Anxin are used both as a finished product and as well as a raw material to manufacture a variety of paper products and packaging materials. Products manufactured by Anxin or one of its subsidiaries are then sold and distributed in China.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

     Anxin operates the following subsidiaries:

     -  Jiangdong Yonglongxin Special Paper Co. Limited. ("Yonglongxin")
     -  Hangzhou Yongxin Paper Company, Limited. ("Yongxin")
     -  Ningbo Xinyi Paper Product Industrial Co., Limited ("Xinyi")
     -  Xianyang Naite Research & Development Center (the "R&D Center")

In fiscal 2005, Anxin consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Anxin continues operating the underlying business of each entity from the headquarters located in Ningbo. The two consolidated divisions are; Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). The remote operations were established in an effort to improve client relations and extend the brand awareness of Anxin products and services throughout China. Further, we believe Anxin can improve its status among financial institutions in China, as a large group with additional operations in various business segments. Unfortunately the cost of the additional offices proved too costly. Anxin will service the clients of An'Hong and Long'An as they continue to operate the underlying business of each entity from the headquarters in Ningbo. The fixed assets, office equipment and entities were sold to Shanghai DIJI Investment Management Company.

The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of Our Results of Operations for our six months ended December 31, 2005 and 2004

During the six months ended December 31, 2005, we generated revenues of $9,491,419, as compared to revenues of $6,316,734 for the six months ended December 31, 2004, an increase of $3,174,685, or 50.3%. For the six months ended December 31, 2005, we recorded revenues from our Yongxin subsidiary that we acquired effective July 1, 2005 of approximately $1,414,000. The remaining increase was attributable to the hiring of additional sales staff, from sales to new customers and increased sales during the months of December 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       (continued)

Anxin imports pulp and paper products manufactured overseas and distributes those products in China. The general process of a typical order are; (i) initial purchase order from customer, (ii) relay the purchase order to international supplier; (iii) receive letter of credit from bank; (iv) schedule transportation from supplier; (v) schedule transportation to customer; and (vi) receive payment from customer. This entire process can take anywhere from two to three months. Often times, extenuating factors such as weather or holidays may prolong this process, causing a delay in payment or shipment.

For the six months ended December 31, 2005, gross profit was $607,470, as compared to gross profit of $572,568 for the six months ended December 31, 2004, an increase of $34,902. For the six months ended December 31, 2005, gross profit on a percentage basis decreased to 6.4% from 9.0% for the six months ended December 31, 2004.

The decrease in gross profit percentage is attributable to higher cost of sales. Anxin is experiencing higher raw material costs and increased import/transportation costs. We have experienced an increase in the cost of our raw materials; such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry and is not specific to our company. Additionally, we recorded increased revenues that were generated through sales agents that we recognize a gross profit of approximately 1%. Management of Anxin does not anticipate the trend to reverse. Furthermore, increased oil prices over the past year have led to higher transportation costs for our products. Anxin does not have any control over the international price of oil. Management has made efforts to reduce fixed administrative costs to alleviate the burden of an increase cost of sales for the fiscal year 2005. As mentioned above, Anxin has consolidated the operations of Shanghai Anhong Paper Company Ltd., ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited in 2005. The closures will allow Anxin to decrease fixed administrative costs.

For the six months ended December 31, 2005, operating expenses amounted to $436,743, or 4.6% of net revenues, compared to $499,722, or 7.9% of revenues for the six months ended December 31, 2004, a decrease of $62,979, or 12.6%. The decrease was attributable to the following:

For the six months ended December 31, 2005, selling expenses amounted to $160,812 as compared to $218,224 for the six months ended December 31, 2005, a decrease of $57,412 or 26%. This decrease is attributable to a decrease in shipping costs of approximately $22,418. Additionally, we experienced a decrease in salaries of approximately $23.455 due to reduction in sales staff and a decrease in other selling expenses due to the consolidation of our operations.

For the six months ended December 31, 2005, general and administrative expenses were $275,931, as compared to $281,498 for the six months ended December 31, 2004, a decrease of $5,567, or approximately 2%. For the six months ended December 31, 2005, our subsidiary, Anxin, received a refund of consulting fees amounting to approximately $54,187 that reduced our general and administrative expenses. This decrease was offset by an increase in professional fees and consulting fees associated with our obligations under the Securities Exchange Act of 1934, as amended and other administrative activities of approximately $48,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       (continued)

For the six months ended December 31, 2005, other income amounted to $204,713, as compared to other income of $29,913 for the six months ended December 31, 2004. Other income for the six months ended December 31, 2005 and 2004 was associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit.

For the six months ended December 31, 2005, debt issuance costs were $95,695, as compared to $0 for the six months ended December 31, 2004 this was related to the amortization of placements fees paid in connection with the private offering described above.

For the six months ended December 31, 2005, interest expense was $631,492, as compared to $51,682 for the six months ended December 31, 2004, an increase of $579,810 and was related to 1) increased borrowings; and 2) the recording of $503,934 in amortization of discount of debentures payable that was included in interest expense.

As a result of these factors, we reported a net loss of $(350,230) or a net loss of $(.01) per share for the six months ended December 31, 2005 as compared to net income of $1,794 (less than $.01 per share) for the six months ended December 31, 2004.

Anxin is making an effort to increase the sales generated by Yonglongxin. The reason is twofold; (i) Anxin can control the price and maintain higher margins on products manufactured within the organization; and (ii) increase the tax benefits realized from output from the Yonglongxin factory. Yonglongxin operates a welfare factory in the Fuming County of the Zhang'ai Village in Ningbo. Yonglongxin has been certified as a civil welfare company by the municipal government of Ningbo. Civil welfare companies in China enjoy financial incentives including favorable tax status and value-added tax rebates. These incentives translate to reduced costs.

Liquidity and Capital Resources

At December 31, 2005, we had $564,591 in cash. At December 31, 2005, our cash position by geographic area is as follows:

           United States        $   3,996
           China                  560,595
                                ---------
           Total                $ 564,591
                                =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

     In March 2005, we raised $357,500 ($321,750 net) from accredited investors under a private offering of Units. Each Unit consisted of a of a secured convertible note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% and 250,000 (5 warrants per dollar invested) Class A Common Stock Purchase Warrants to purchase shares of our Common Stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The minimum subscription was for $50,000 or one Unit; however, we reserved the right to accept subscriptions for a fractional Unit, which we did. The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The Debentures were to mature six (6) months following the closing of the offering. Interest only is payable monthly. However, the investors in this offering converted to our second offering, described below, pursuant to the original terms included in this offering.

     During the period from May 2005 to July 2005, we successfully closed a second private offering of Units. We sold an aggregate of $1,569,900 from the sale of the Units ($1,413,910 net) to a total of 36 "accredited investors," as that term is defined under the Securities Act of 1933, as amended, including the seven (7) investors who purchased Units in our prior offering undertaken in March 2005, discussed above. Each Unit consisted of a $100,000 8% Secured Convertible Debenture and Class A Common Stock Purchase Warrants to purchase 200,000 of our Common Stock at $.30 per share for a period of five (5) years expiring July 1, 2010. The Debentures are secured by property with an audited value of $227,900 and 12,250,000 shares of Common Stock owned by David Wu, our President and Chief Executive Officer. The Debentures are convertible into shares of our Common Stock and mature two years after issuance. We have the option to satisfy principal and interest payments in cash or Common Stock. The principal and interest is convertible into shares of our "registered" Common Stock. At the sole election of the Holder, any portion of the unpaid principal balance of the Note, together with any interest that may have accrued through the date of such conversion, may be converted into shares of our Common Stock. The Holder shall provide us with fifteen (15) days written notice prior to such payment ("Holder Conversion Notice"). The Holder may elect to receive shares of Common Stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the date of the Holder's Conversion Notice. The Holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder may elect to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

     Principal payments began on the first day of the fourth month following the final closing date of the offering. The amount of principal to be paid each month shall be 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the Notes will be due on the first day of the twenty-fourth month following the final closing of the offering. However, we, at our sole option, may elect to pay the current portion of principal and/or interest in shares of our Common Stock. During the six months ended December 31, 2005, we repaid principal amounts amounting to $183,592.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       (continued)

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

Subsequent Event

     In January 2006, we made an offer to all of the holders of our outstanding Units wherein we offered the holders of the Units an opportunity to convert the outstanding principal and interest owed pursuant to the Debentures into shares of the Company's Common Stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the Warrants included in the Units issued in the July Offering from $.30 to $.15 per Warrant. As further inducement, if the holder agreed to convert, we also agreed to issue additional common stock purchase warrants equal to the number of warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. As of the date of this Report, all of the Unit holders have accepted the Company's offer, except for two holders who did agree to assign their Debentures to third parties. These holders kept the Warrants issued as part of their original Units. As a result, we issued an aggregate of 18,478,565 shares of our Common Stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. We also reduced the exercise price on the 3,704,800 Warrants held by the converting holders to $.15 per share, while maintaining the exercise price on 150,000 Warrants for those holders who elected not to convert at $.30 per share.

     Net cash used in operating activities during the six months ended December 31, 2005 were $972,273 as compared to net cash used in operating activities of $41,474 during the six months ended December 31, 2004. This increase in cash used in operating activities is primarily attributable to:

     * an increase of $352,024 in our net loss. For the six months ended December 31, 2005, we had a net loss of $350,230 compared to net income of $1,794 for the six months ended December 31, 2004.

     * an increase of $42,135 in depreciation and amortization as a result of an increase in property, plant and equipment as well as the amortization of acquired land use rights.

     * an increase of $503,934 and $95,695 in amortization of discount on debentures payable and debt issuance costs , respectively, related to the sale of debentures payable.

     * an increase of $52,000 in stock-based compensation related to the issuance of common stock to a consultant in the current period,

     * an increase of $12,063 in allowance for doubtful accounts which represents an increase in our allowance for bad debt based on an analysis of our receivable balances.

     * For the six months ended December 31, 2005, our net operating assets increased by $1,346,037 as compared to a net increase in net operating assets of $60,055 for the six months ended December 31, 2004,

Net cash provided by investing activities during the six months ended December 31, 2005 was $156,493 as compared to net cash used in investing activities of $(202,506) for the six months ended December 31, 2004. During the six months ended December 31, 2005, we used cash for capital expenditures of $230,419 and had a decrease in our restricted cash balance by $353,258 that collateralizes certain debt offset by cash received of $33,654 from acquisitions. During the six months ended December 31, 2004, we used cash for capital expenditures of $122,657, used cash to acquire short-term investments of $120,773 and received advances from related parties of $40,924.

Net cash provided by financing activities during the six months ended December 31, 2005 was $444,207 as compared to net cash provided by financing activities during the six months ended December 31, 2004 of $12,078. During the six months ended December 31, 2005, we received gross proceeds of $503,500 from debentures payable and $548,746 from borrowings offset by the repayment of loans payable of $376,097, the payment of placement fees of $48,350, and the repayment of debentures payable of $183,592. During the six months ended December 31, 2004, we received proceeds from loans payable of $12,078.

From time to time, we need additional working capital for our operations. In 2005, Yonglongxin, a subsidiary of Anxin, borrowed money pursuant to several lines of credit that we have established with three banks. At December 31, 2005, we owed $2,500,476 to these lenders with six to 12 months term from through September 2006, with an annual interest rate ranging from approximately 5 to 7%. All loans are renewable when they mature. We generate sufficient cash flow from financing and operations to pay for our debt services. We do not anticipate these loans will have material impact on our liquidity. These loans are secured by inventory, equipment and assets owned by the third parties. We are current on all payments relating to these loans and expect to renew the loans at terms and at interest rates comparable to our current loans.

We currently have no material commitments for capital expenditures.

While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to build an additional manufacturing line in order to expand our paper product production. A portion of the proceeds we derived from our private offering will be used to update our manufacturing facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       (continued)

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

Our organization has witnessed an increase in the cost of our raw materials; such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry and is not specific to our company. Management of Anxin does not anticipate the trend to reverse. Furthermore, increase oil prices over the past year have led to higher transportation costs for our products. Anxin does not have any control over the price of oil. In response, we have taken necessary actions to alleviate the impact of rising costs including the reduction of fixed administration expenses and the implementation of variable cost controls. Management estimates our gross profit as a percentage will decline over the next few operating quarters. Furthermore management has taken steps to improve operating results in the future. Management has successfully acquired a manufacturing facility with the acquisition of Yonglongxin. This should limit our dependence on foreign manufactured goods, while attaining a level of control on both the price and availability of our products. We have established an internal research and development program with the acquisition of the Research & Development Center. This research and development program could lead to the creation of new innovative products. New innovative products could command a higher profit margin in the industry. However, there is no guarantee that the program will generate new products. There is no guarantee that any new products will receive a favorable reception in the industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       (continued)

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

The quality of SBS produced domestically has improved. In response, Anxin is exploring new forms of solid bleached sulfate paperboard produced domestically. Domestic manufacturers have had success with new products such as Zhong Hua solid bleached sulfate paperboard and a form of water-proof art paper. Anxin is seeking ways to incorporate these new products into their product base. In the event Anxin is successful with this effort, it will attempt to sell and distribute the new products using the existing sales network. A main attraction to employ domestic products is the reduced cost as compared to foreign sources. Anxin, through its subsidiaries, has gradually increased the sales of domestic products as it attempts to grab market share in this domestic market. Anxin expects to obtain a higher profit margin on sales of domestically manufactured SBS because of reduced raw material, transportation and export costs. Anxin has begun to establish a relationship with Ningbo Zhong' Hua Paper Company Limited ("Zhong Hua"), a manufacturer of SBS in China. Anxin believes that Zhong' Hua will be able to provide a stable supply of quality grades of SBS. In the future, the quality of SBS manufactured domestically should improve. Management plans to protect our position in this segment by seeking to expand our manufacturing base to incorporate our own proprietary form of a high quality SBS and establishing a relationship with a domestic manufacturer of a high quality SBS. Although sales of domestically produced SBS have gradually increased due to increased quality, overall the domestic products will not substitute all imported products in the near future, because customers will continue to demand the highest quality grades, and foreign manufacturer will take measures to protect their market share. As foreign manufacturers offer incentives to maintain market share, Anxin could experience improved margins on foreign goods than it currently realizes on foreign goods.

Inflation

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation had a material effect on our results of operations during the six months ended December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (continued)

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

A summary of significant accounting policies is included in Note 1 to our audited financial statements included in our Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2005. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition. During the six months ended December 31, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

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

Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R") and related interpretations, which requires companies to record compensation cost for stock-based employee compensation plans at fair value.

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

We restated our consolidated statement of operations, as previously filed with the Securities and Exchange Commission for our three-month periods ended September 30, 2004 and March 31, 2005. The restatement of our consolidated financial statements was made to correct an error in the elimination of inter-company revenues and cost of sales. As a result of this error, we have determined that there was a significant deficiency in our internal control over financial reporting through March 31, 2005, related to elimination of inter-company revenues and cost of sales. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.


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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     We made no unregistered sales of our equity securities during the three month period ended December 31, 2005.

Subsequent Event

     In January 2006, we made an offer to all of the holders of our outstanding Units wherein we offered the holders of the Units an opportunity to convert the outstanding principal and interest owed pursuant to the Debentures into shares of the Company's Common Stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the Warrants included in the Units issued in the July Offering from $.30 to $.15 per Warrant. As further inducement, if the holder agreed to convert, we also agreed to issue additional common stock purchase warrants equal to the number of warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. As of the date of this Report, all of the Unit holders have accepted the Company's offer, except for two holders who did agree to assign their Debentures to third parties. These holders kept the Warrants issued as part of their original Units. As a result, we issued an aggregate of 18,478,565 shares of our Common Stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. We also reduced the exercise price on the 3,704,800 Warrants held by the converting holders to $.15 per share, while maintaining the exercise price on 150,000 Warrants for those holders who elected not to convert at $.30 per share.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6.  Exhibits

Exhibit
Number            Description
-----------       ----------------
31.1              Section 302 Certificate of Chief Executive Officer *
31.2              Section 302 Certificate of Chief Financial Officer *
32.1              Section 906 Certificate of Chief Executive Officer *
32.2              Section 906 Certificate of Chief Financial Officer *

     * Filed herein

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on February 9, 2006.

                                   DRAGON INTERNATIONAL GROUP CORP

                                   By: /s/ David Wu
                                      ------------------------------------------
                                      David Wu, CEO, Principal Executive Officer