Form 10QSB
period 2006-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2006-05-15
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2006



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,463,802 shares at May 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

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

                        DRAGON INTERNATIONAL GROUP CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006
                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
           March 31, 2006 (Unaudited)..........................................3
      Consolidated Statements of Operations (Unaudited)
           For the Three and Nine Months Ended March 31, 2006 and 2005.........4
      Consolidated Statements of Cash Flows (Unaudited)
           For the Nine Months Ended March 31, 2006 and 2005...................5

      Notes to Unaudited Consolidated Financial Statements................. 6-21

      Item 2 - Management's Discussion and Analysis or Plan of Operation...22-31

      Item 3 - Controls and Procedures........................................32


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................33

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...33

      Item 3 - Default upon Senior Securities ................................33

      Item 4 - Submission of Matters to a Vote of Security Holders............33

      Item 5 - Other Information..............................................33

      Item 6 - Exhibits.......................................................33

      Signatures..............................................................34

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                      March 31, 2006
                                        (Unaudited)

                                          ASSETS

CURRENT ASSETS:
    Cash                                                                                           $   1,066,411
    Cash - restricted                                                                                    267,573
    Accounts receivable (net of allowance for doubtful accounts of $203,131)                           5,057,488
    Inventories                                                                                        1,622,187
    Advances on purchases                                                                              1,369,751
    Other receivables                                                                                    467,150
    Prepaid expenses and other                                                                           136,933
                                                                                            ---------------------

        Total Current Assets                                                                           9,987,493

PROPERTY AND EQUIPMENT - Net                                                                           1,100,364
LAND USE RIGHTS - Net                                                                                  2,515,551
GOODWILL                                                                                                 490,651
                                                                                            ---------------------

        Total Assets                                                                                $ 14,094,059
                                                                                            =====================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                               $  2,885,683
    Convertible notes payable                                                                              6,438
    Accounts payable                                                                                   4,070,779
    Accrued expenses                                                                                   1,516,128
                                                                                            ---------------------

        Total Current Liabilities                                                                      8,479,028

LONG-TERM DEBT                                                                                            12,445
                                                                                            ---------------------

        Total Liabilities                                                                              8,491,473
                                                                                            ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                      -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        58,463,802 shares issued and outstanding)                                                         58,464
    Common stock issuable (6,000,000 shares)                                                               6,000
    Additional paid-in capital                                                                         6,893,249
    Retained earnings                                                                                   (538,473)
    Deferred compensation                                                                               (967,819)
    Other comprehensive income - foreign currency                                                        151,165
                                                                                            ---------------------

        Total Stockholders' Equity                                                                     5,602,586
                                                                                            ---------------------

        Total Liabilities and Stockholders' Equity                                                  $ 14,094,059
                                                                                            =====================

            See notes to unaudited consolidated financial statements

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         For the Three Months Ended           For the Nine Months Ended
                                                                   March 31,                           March 31,
                                                      ----------------  ----------------  ----------------   ----------------
                                                           2006              2005              2006               2005
                                                      ----------------  ----------------  ----------------   ----------------

NET REVENUES                                              $ 4,706,959       $ 2,472,995      $ 14,198,378        $ 8,789,729

COST OF SALES                                               4,075,040         2,127,643        12,958,989          7,871,809
                                                      ----------------  ----------------  ----------------   ----------------

GROSS PROFIT                                                  631,919           345,352         1,239,389            917,920
                                                      ----------------  ----------------  ----------------   ----------------

OPERATING EXPENSES:
     Selling expenses                                         120,383           120,371           281,195            338,595
     General and administrative                               240,156           105,836           516,087            387,334
                                                      ----------------  ----------------  ----------------   ----------------

        Total Operating Expenses                              360,539           226,207           797,282            725,929
                                                      ----------------  ----------------  ----------------   ----------------

INCOME FROM OPERATIONS                                        271,380           119,145           442,107            191,991
                                                      ----------------  ----------------  ----------------   ----------------

OTHER INCOME (EXPENSE):
     Other income                                              71,155            27,943           275,868             57,856
     Debt issuance costs                                     (242,396)                -          (338,091)                 -
     Settlement of debt                                    (1,337,801)                -        (1,337,801)                 -
     Interest expense                                      (1,158,622)          (54,105)       (1,790,114)          (105,787)
                                                      ----------------  ----------------  ----------------   ----------------

        Total Other Income (Expense)                       (2,667,664)          (26,162)       (3,190,138)           (47,931)
                                                      ----------------  ----------------  ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,396,284)           92,983        (2,748,031)           144,060

INCOME TAXES                                                   (4,232)               70            (1,431)           (49,213)
                                                      ----------------  ----------------  ----------------   ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                 (2,400,516)           93,053        (2,749,462)            94,847

MINORITY INTEREST IN LOSS OF SUBSIDIARY                        17,925                 -            16,641                  -
                                                      ----------------  ----------------  ----------------   ----------------

NET INCOME (LOSS)                                          (2,382,591)           93,053        (2,732,821)            94,847

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                     28,764                 -           149,437                  -
                                                      ----------------  ----------------  ----------------   ----------------

COMPREHENSIVE INCOME (LOSS)                              $ (2,353,827)         $ 93,053      $ (2,583,384)          $ 94,847
                                                      ================  ================  ================   ================

NET INCOME PER COMMON SHARE
      Basic                                                   $ (0.04)           $ 0.00           $ (0.06)            $ 0.00
                                                      ================  ================  ================   ================
      Diluted                                                 $ (0.04)           $ 0.00           $ (0.06)            $ 0.00
                                                      ================  ================  ================   ================

      Weighted Common Shares Outstanding - Basic           55,995,073        36,094,090        45,010,729         29,774,932
                                                      ================  ================  ================   ================
      Weighted Common Shares Outstanding - Diluted         55,995,073        37,447,310        45,010,729         31,112,316
                                                      ================  ================  ================   ================



            See notes to unaudited consolidated financial statements
                                       -4-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                                 March 31,
                                                                    --------------------------------
                                                                         2006             2005
                                                                    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $ (2,732,821)    $     94,847
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                        113,251           53,306
      Stock-based compensation                                             143,099                -
      Amortization of discount on debentures payable                     1,580,779           23,684
      Amortization of debt issuance costs                                  338,091            2,979
      Common stock and warrants issued in connection with debt
      settlement                                                         1,337,801                -
      Allowance for doubtful accounts                                       83,290                -
      Minority interest                                                    (16,977)               -

    Changes in assets and liabilities:
      Accounts receivable                                               (1,261,700)      (1,106,472)
      Inventories                                                           33,163        1,813,955
      Prepaid and other current assets                                     292,749          372,876
      Other receivables                                                    535,112                -
      Advances to employees                                                 10,221          306,547
      Advances on purchases                                             (1,098,418)               -
      Other assets                                                         (10,030)         (14,018)
      Accounts payable                                                     852,332       (1,697,935)
      Accrued expenses                                                    (780,448)         256,802
      Advances from customers                                              (23,456)        (324,022)
                                                                    ---------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                                     (603,962)        (217,451)
                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                23,000         (513,142)
    Cash acquired in acquisition                                            33,654                -
    Increase in short-term investments                                           -          386,473
    Decrease in restricted cash                                            367,906                -
    Capital expenditures                                                  (389,594)        (153,348)
                                                                    ---------------  ---------------

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                   34,966         (280,017)
                                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                            716,030          101,450
    Repayment of loans payable                                            (193,830)               -
    Contributed capital                                                          -           15,000
    Proceeds from debentures payable                                       503,500          321,750
    Repayment of debentures payable                                       (275,328)               -
    Placement fees paid                                                    (48,350)               -
                                                                    ---------------  ---------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                            702,022          438,200
                                                                    ---------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                             30,826                -
                                                                    ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                            163,852          (59,268)

CASH  - beginning of year                                                  902,559          285,856
                                                                    ---------------  ---------------


CASH - end of period                                                  $  1,066,411     $   226,588
                                                                    ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid  for:
        Interest                                                      $    177,455     $    21,937
                                                                    ===============  ===============
        Income Taxes                                                  $    113,391     $    39,591
                                                                    ===============  ===============

    Non-cash investing and financing activities
        Issuance of common stock and warrants for
        deferred compensation                                         $  1,110,918     $         -
                                                                    ===============  ===============
        Deferred discount and beneficial conversion
        on debentures payable                                         $    420,845     $   284,199
                                                                    ===============  ===============
        Issuance of common stock for convertible
        debt and debentures                                           $  1,666,837     $    57,601
                                                                    ===============  ===============
        Warrants granted for deferred debt offering costs             $    168,205     $         -
                                                                    ===============  ===============

    Acquisition details:
        Fair value of assets acquired                                  $ 1,142,348     $         -
                                                                    ===============  ===============
        Goodwill                                                       $   486,120
                                                                    ===============  ===============
        Liabilities assumed                                            $ 1,148,468     $         -
                                                                    ===============  ===============
        Common stock issued in connection with acquisition             $   480,000     $         -
                                                                    ===============  ===============

            See notes to unaudited consolidated financial statements.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby the Company changed its name to "Dragon International Group Corp.," as well as reestablished its capitalization to the authorized capital structure immediately prior to the Merger, which consisted at the date of merger of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. Further, the Company's prior management resigned their respective positions with the Company and was replaced by management of Dragon.

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending June 30, 2006.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts of accounts receivable and the useful life of property, plant and equipment and land use rights.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2006, the allowance for doubtful accounts was $203,131.

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


                                                       For the Three Months Ended            For the Nine Months
                                                                March 31,                      Ended March 31,
                                                                2006 2005                         2006 2005
                                                      ------------------------------    ------------------------------

Net income (loss)                                       $(2,382,591)      $  93,053       $(2,732,821)       $ 94,847
                                                      --------------- --------------    --------------- --------------
Weighted average shares outstanding - basic               55,995,073     36,094,090         45,010,729     29,774,932
                                                      --------------- --------------    --------------- --------------
EPS - basic                                                  $(0.04)          $0.00            $(0.06)          $0.00
                                                      =============== ==============    =============== ==============

Net income (loss)                                       $(2,382,591)      $  93,053       $(2,732,821)       $ 94,847
                                                      =============== ==============    =============== ==============
Weighted average shares outstanding - basic               55,995,073     36,094,090         45,010,729     29,774,932
Effect of dilutive securities
   Unexercised warrants                                            -         11,640                  -          2,555
   Convertible debentures                                          -          5,820                  -          1,278
   Convertible note payable                                        -      1,335,760                  -      1,333,551
                                                      --------------- --------------    --------------- --------------
Weighted average shares outstanding- diluted              55,995,073     37,447,310         45,010,729     31,112,316
                                                      =============== ==============    =============== ==============
EPS - diluted                                                $(0.04)          $0.00            $(0.06)          $0.00
                                                      =============== ==============    =============== ==============

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.0352 RMB.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

The reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Anxin, is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2006 was $30,826.

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

NOTE 2 - INVENTORIES

At March 31, 2006, inventories consisted of the following:


         Raw materials                                 $        228,709
         Finished goods                                       1,393,478
                                                       -----------------
                                                       $      1,622,187
                                                       =================

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. From time to time, the Company receives advances from or advances funds to several affiliated entities for working capital purposes. At March 31, 2006, the Company did not have any outstanding balances with these affiliated entities.

Due to related party

A shareholder/consultant advanced funds to the Company for working capital purposes. At March 31, 2006, the Company owed $5,000 to this shareholder/consultant that is included in accrued expenses. The advances are non-interest bearing, unsecured and are due on demand.

The former President of the Company, from time to time, provided advances to the Company for operating expenses. These advances are non-interest bearing and convertible into shares of the Company's common stock. The amount due to the former President at March 31, 2006 was $18,345 and is included in accrued expenses on the accompanying balance sheet.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2002, the former President of the Company lent the Company $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on demand. Interest accrues at the rate of 3% per annum and aggregated $532 through March 31, 2005. Additionally, in April 2004, the former President of the Company entered into a convertible note agreement with the Company to convert $31,124 of advances to pay operating expenses into a convertible note. This note is convertible into 4,149,867 shares of the Company's common stock at a conversion price of $0.0075 per share and is due on demand. Interest accrues at the rate of 3% per annum and aggregated $558 through March 31, 2006. In October 2005, the Company issued 500,000 shares of common stock in connection with the conversion of $3,750 of this debt. At March 31, 2006, convertible notes payable outstanding amounted to $6,438, which is convertible into 858,400 shares of common stock.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

On August 1, 2005, the Company acquired the Xianyang Naite Research & Development Center ("Xianyang"), located in Ningbo, China, which was created to improve production efficiencies in the specialty packaging industry. The Company paid $25,000 in cash and issued 500,000 shares of its common stock in consideration for this acquisition. The fair value of the common stock issued was based on $.28 per share, quoted trading price of the common stock on the acquisition date, for a fair value of $140,000. The Research & Development Center is expected to reduce time to commercialization for new products substantially and allow the Company to leverage innovative paper transferring techniques developed at the Center. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the purchase price exceeded the fair value of net assets acquired by $163,928. The excess had been applied to goodwill. The results of operations of Xianyang are included in the consolidated results of operations of the Company from the August 1, 2005.

Anxin has consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Anxin operates the underlying business of each entity from the headquarters located in Ningbo. The two consolidated divisions are Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). In connection with this consolidation, the Company has a receivable of $168,731 from a third party which is included in other receivables on the accompanying consolidated balance sheet.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 5 - ACQUISITION AND DISPOSITIONS (continued)

For acquisitions during the nine months ended March 31, 2006, the assets acquired and liabilities assumed at acquisition date were as follows:


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
                                          ================== ==================== =================

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

On March 1, 2005, the Company closed a private offering of Units, each Unit consisting of a secured convertible note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% and 250,000 (5 warrants per dollar invested) Class "A" Warrants, each warrant exercisable to purchase one (1) share of the Company's common stock at an exercise price of $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the Debentures. The minimum subscription was for $50,000 or one Unit; however, we reserved the right to accept subscriptions for a fractional Unit, which we did. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net) and issued 1,787,500 warrants (5 warrants for every dollar invested; 357,500 X 5 = 1,787,500). The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The debentures were scheduled to mature six months following the closing of the offering. Interest only is payable monthly. The relevant offering documents contained a provision that provided for each of the investors to convert into a subsequent offering that took place beginning in May 2005 (described below). As such, the debentures of the March 2005 offering were replaced with $357,500 worth of debentures under the terms of the July 2005 offering. Pursuant to the terms of the March offering, each of the investors retained ownership of the warrants issued to them in the March offering (1,787,500) as part of the consideration for extending the maturity date of their debenture.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

The Company had the option to satisfy principal and interest payments in cash or common stock. The principal and interest is convertible into shares of our "registered" common stock based on the following criteria: At the sole election of the holder (the "Holder"), any portion of the unpaid principal balance of the Note, together with any interest that may have accrued through the date of such conversion, may be converted into shares of the Company's common stock. The Holder may elect to receive shares of the Company's common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the Holder Conversion Notice. The Holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder may elect to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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


In January 2006, the Company made an offer to all of the holders of our outstanding Units wherein the Company offered the holders of the units an opportunity to convert the outstanding principal and interest owed pursuant to the debentures into shares of the Company's common stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the warrants included in the units issued in the July Offering from $.30 to $.15 per warrant. As further inducement, if the holder agreed to convert, the Company also agreed to issue additional common stock purchase warrants equal to the number of warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. All of the Unit holders have accepted this offer, except for two holders who assigned their debentures to third parties who subsequently converted. Accordingly, the Company converted principal balances and accrued interest payable of $1,663,086. These holders kept the warrants issued as part of their original Units (5,642,300:
1,787,500 + 3,854,800 = 5,642,300). As a result, the Company issued an aggregate of 18,478,568 shares of its common stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. The Company also reduced the exercise price on the 3,704,800 warrants held by the converting holders to $.15 per share, while maintaining the exercise price on 150,000 warrants for those holders who elected not to convert at $.30 per share. The Company also reduced the exercise price on the 1,787,500 warrants received as consideration for the March offering from $.40 to $.15 per share.

In accordance with FAS No. 84, "Induced Conversion of Convertible Debt", the Company recognized an expense equal to the fair value of the additional securities and other consideration issued to induce conversions. Accordingly, the Company recorded debt settlement expense of $914,689 related to the additional shares issued upon conversion and $423,112 of debt settlement expense related to the granting warrants to purchase 5,642,300 shares of the Company's common stock at $.15 per share. The fair market value of these stock warrant grants were estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 3 years.

For the nine months ended March 31, 2006, amortization of imputed interest and beneficial conversion charged to interest expense was $1,580,779.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services related to the offering at an exercise price of $.01 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,205 to be amortized over the debenture term. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. The placement fees were deemed to be a deferred debt offering cost and were amortized as a debt issuance cost over the debenture term. For the nine months ended March 31, 2006, amortization of debt issuance costs amounted to $338,091.

NOTE 7 - STOCKHOLDERS EQUITY

Common Stock

On July 1, 2005, in connection with the acquisition of a 60% interest in Yongxin, the Company issued 1,000,000 shares of common stock (see note 5 above). The fair value of the common shares issued was based on the $.34 quoted trading price of the Company's common stock on the acquisition date and amounted to $340,000.

On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc ("China Direct") to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at approximately $.26 per share and recorded deferred consulting expense of $104,000 to be amortized over the service period. Additionally, effective January 10, 2006, the Company entered into a new three-year consulting agreement with China Direct. In connection with this agreement, the Company agreed to issue 6,000,000 of the Company's common stock to China Direct. The Company valued these services using the fair value of common shares on grant date at approximately $.09 per share and recorded deferred consulting expense of $540,000 to be amortized over the service period. For the nine months ended March 31, 2006, amortization of deferred consulting expense related to these shares amounted to $113,000. As of March 31, 2006, the 6,000,000 share had not been issued and are reflected in common stock issuable on the accompanying balance sheet.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 - STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

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

In connection with the conversion of debentures payable, the Company issued 18,478,568 shares of common stock upon conversion of outstanding debenture balances and accrued interest of $1,663,086 (see note 6).

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

On January 10, 2006, in connection with a three-year consulting agreement with China Direct, the Company issued warrants to purchase 4,700,000 shares of common stock to China Direct at $.15 per share. The warrants expire on January 10, 2011. The fair market value of these warrants of $395,675 will be amortized over the service period and was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

On February 15, 2006, the Company entered into a one-year consulting agreement with Skyebanc as financial advisor. In connection with this consulting agreement, the Company issued 500,000 warrants to purchase 500,000 shares of the Company's common stock for $.15. The warrants expire on February 15, 2011. The fair market value of these warrants of $71,243 will be amortized over the service period and was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 - STOCKHOLDERS EQUITY (continued)

Stock Warrants (continued)

For the nine months ended March 31, 2006, amortization of deferred compensation related to warrants amounted to $30,099.

As inducement for holders of convertible debt to convert, the Company issued additional common stock purchase warrants equal to the number of warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. As a result, the Company issued an aggregate of 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. The Company also reduced the exercise price on the 3,704,800 warrants held by the converting holders to $.15 per share, while maintaining the exercise price on 150,000 warrants for those holders who elected not to convert at $.30 per share. The Company also reduced the exercise price on the 1,787,500 warrants received as consideration for the March offering from $.40 to $.15 per share.

A summary of the status of the Company's outstanding stock warrants as of March 31, 2006 and changes during the period then ended is as follows:



                                                                              Weighted
                                                                               Average
                                                                               Exercise
                                                             Shares             Price
                                                           -----------      --------------

       Outstanding at July 1, 2005                          4,635,300       $     0.150
       Granted                                             12,349,300             0.146
       Exercised                                                    -                 -
       Forfeited                                                    -                 -
                                                           -----------       --------------

       Outstanding at March 31, 2006                      16,984,600        $     0.147
                                                        ==============     ==============

           Warrants exercisable at end of period          16,984,600        $     0.147
                                                         ==============     ==============
           Weighted-average fair value of warrants
             granted during the period                                      $     0.147
                                                                            =============

The following information applies to all warrants outstanding at March 31, 2006:


                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    ------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------          -----------    ------------     -----------    -------------- ----------
        $0.30                               150,000         4.25           $ 0.30           150,000     $ 0.30
        $0.15                            16,334,600         4.75           $ 0.15        16,334,600     $ 0.15
        $0.01                               500,000         4.30           $ 0.01           500,000     $ 0.01

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 8 - OPERATING RISK (continued)

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 8 - OPERATING RISK (continued)

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

Results of Operations

Comparison of Our Results of Operations for our six months ended March 31, 2006 and 2005

During the nine months ended March 31, 2006, we generated revenues of $14,198,378, as compared to revenues of $8,789,729 for the nine months ended March 31, 2005, an increase of $5,408,649, or 61.5%. For the nine months ended March 31, 2006, we recorded revenues from our Yongxin subsidiary that we acquired effective July 1, 2005 of approximately $1,955,540. The remaining increase was attributable to sales to new customers during the nine months of March 31, 2006.

During our nine month period ended March 31, 2006, our cost of sales was $12,958,989, compared to $7,871,809 during our nine month period ended March 31, 2005, an increase of $5,087,180, or 64.6%. Anxin has experienced higher raw material costs, including raw pulp and pulp related products, over the past 12 months, as well as increased import/transportation costs as a result of the worldwide increase in the price of oil. This increase has impacted the global paper industry and is not specific to our company. We expect our cost of sales to continue to increase in the future

For the nine months ended March 31, 2006, gross profit was $1,239,389, as compared to gross profit of $917,920 for the nine months ended March 31, 2005, an increase of $321,469. For the nine months ended March 31, 2006, gross profit on a percentage basis decreased to 8.7% from 10.4% for the nine months ended March 31, 2005.

The decrease in gross profit on a percentage basis is attributable to higher cost of sales. Cost of sales on a percentage basis is higher, and we expect it could continue to increase as a percentage of gross revenues. Anxin is experiencing higher raw material costs and increased import/transportation costs. We have experienced an increase in the cost of our raw materials; such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry and is not specific to our company. Additionally, we recorded incremental revenues generated through external sales agents; of which we recognize a minor gross profit of approximately 1%. Management of Anxin does not anticipate the trend to reverse. Management has made efforts to reduce fixed administrative costs to alleviate the burden of an increase cost of sales for the fiscal year 2006.

For the nine months ended March 31, 2006, operating expenses amounted to $797,282, or 5.6% of net revenues as compared to $725,929, or 8.3% of revenues for the nine months ended March 31, 2005, a decrease of $71,353, or 9.8%. The increase was attributable to the following:

For the nine months ended March 31, 2006, selling expenses amounted to $281,195 as compared to $338,595 for the nine months ended March 31, 2005, a decrease of $57,400 or 17%. This decrease is attributable to a decrease in shipping costs to customers of approximately $53,404. The Company was able to decrease actual shipping costs by concentrating sales within geographic proximity; this has served to reduce actual shipping costs, although we are experiencing increase costs related to shipping. Additionally, we experienced a decrease in salaries of approximately $27,044 due to reduction in sales staff through the use of outside sales reps and a decrease in other selling expenses due to the consolidation of our operations of approximately $20,000. These decreases were offset by an increase in travel and entertainment expenses of $43,341.

For the nine months ended March 31, 2006, general and administrative expenses were $516,087 as compared to $387,334 for the nine months ended March 31, 2005, an increase of $128,753 or approximately 33%. The increase was attributable to the following:

o For the nine months ended March 31, 2006, consulting fees increased by approximately $45,000. This increase was attributable to an increase in consulting fees of approximately $87,000 from the issuance of common stock and warrants to consultants for business development, management of professional resources, and financial advisory relations services rendered. Additionally, as a offset to these increased consulting fees, during the nine months ended March 31, 2006, our subsidiary, Anxin, received a refund of consulting fees amounting to approximately $42,000 that reduced our general and administrative expenses.
o We had a decrease in professional fees of $16,392. During the nine months ended March 31, 2005, we incurred additional auditing fees related to financial statements for the fiscal years ended June 30, 2004 and 2003.

o Depreciation and amortization expense increased by approximately $51,000 related to the acquisition of land use rights. On June 1, 2005, we reached an agreement to buy a land use rights and a manufacturing facility from Ningbo Xinyi Company, Limited ("XinYi"). XinYi has transferred ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility and the right to use land until March 4, 2053.
o During the nine months ended March 31, 2006, we recorded bad debt expense of approximately $39,000 based on our estimate of uncollectible accounts receivable balances.
o We incurred additional operating expense from our increase in operations.

Management is attempting to reduce fixed administrative costs to alleviate the burden of the increased cost of sales. As mentioned above, Anxin has consolidated the operations of Shanghai An'Hong Paper Company Ltd., ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited in 2005. The closures will allow Anxin to decrease fixed administrative costs. Furthermore we have made efforts to maintain lower actual shipping costs by generating sales in closer proximity.

For the nine months ended March 31, 2006, other income amounted to $275,868 as compared to other income of $57,856 for the nine months ended March 31, 2005. Other income for the nine months ended March 31, 2006 and 2005 was primarily associated with income recognized from the collection of value-added taxes on certain of our products which we receive a tax credit. Additionally, during the nine months ended March 31, 2006, we reduced accounts payable by approximately $29,500 which have been settled.

For the nine months ended March 31, 2006, debt issuance costs were $338,091 as compared to $0 for the nine months ended March 31, 2005. This was related to the amortization of placements fees paid in connection with our private offering described above. In February 2006, upon conversion of our outstanding debentures to common stock, we expenses all unamortized debt issuance costs.

In accordance with FAS No. 84, "Induced Conversion of Convertible Debt", we recognized an expense equal to the fair value of the additional securities and other consideration issued to induce conversions. Accordingly, we recorded debt settlement expense of $914,689 related to the additional shares issued upon conversion and $423,112 of debt settlement expense related to the granting warrants to purchase 5,642,300 shares of our common stock at $.15 per share for an aggregate debt settlement expense of $1,337,801.

For the nine months ended March 31, 2006, interest expense was $1,790,114 as compared to $105,787 for the nine months ended March 31, 2005, an increase of $1,684,327 and was related to 1) increased borrowings; and 2) the recording of $1,580,779 in amortization of discount on debentures payable that was included in interest expense. In February 2006, upon conversion of these debentures to common stock, we expenses all unamortized discount related to the debentures.

As a result of these factors, we reported a net loss of $(2,732,821) or a net loss of $(.06) per share for the nine months ended March 31, 2006 as compared to net income of $94,847 (less than $.01 per share) for the nine months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had $1,066,411 in cash. At March 31, 2006, our cash position by geographic area is as follows:

           United States          $       509
           China                    1,065,902
                                 ------------
           Total                  $ 1,066,411
                                 =============

         In March 2005, we received gross proceeds of $357,500 ($321,750 net) from accredited investors under a private offering of Units. Each Unit consisted of a of a secured convertible note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% and 250,000 (5 warrants per dollar invested) Class A Common Stock Purchase Warrants to purchase shares of our common stock at $.40 per share for a period of five (5) years following the closing of the offering. The investors in this offering were also granted "piggyback" registration rights for the shares underlying the warrants, as well as the shares reserved for issuance in the event of conversion of the debentures. The minimum subscription was for $50,000 or one Unit; however, we reserved the right to accept subscriptions for a fractional Unit, which we did. The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The Debentures were to mature six (6) months following the closing of the offering. Interest only was payable monthly. However, the investors in this offering converted to our second offering, described below, pursuant to the original terms included in this offering.

         During the period from May 2005 to July 2005, we successfully closed a second private offering of Units. We sold an aggregate of $1,927,400 ($1,569,900 in new subscriptions and $357,500 from the March 2005 offer) from the sale of the Units ($1,413,910 net) to a total of 36 "accredited investors," as that term is defined under the Securities Act of 1933, as amended, including the seven (7) investors who purchased Units in our prior offering undertaken in March 2005, discussed above. Each Unit consisted of a $100,000 8% Secured Convertible Debenture and Class A Common Stock Purchase Warrants to purchase 200,000 of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010. The debentures were convertible into shares of our common stock and would have matured two years after issuance. We had the option to satisfy principal and interest payments in cash or common stock. The principal and interest was convertible into shares of our "registered" common stock. At the sole election of the Holder, any portion of the unpaid principal balance of the debentures, together with any interest that may have accrued through the date of such conversion, was eligible to be converted into shares of our common stock. The Holder had the right to receive shares of our common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to the date of the Holder's Conversion Notice. The Holder had a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share. The Holder could have elected to convert a portion or all of any unpaid interest and/or principal due to the Holder regardless as to whether the criteria as detailed herein are satisfied.

         Principal payments began on the first day of the fourth month following the final closing date of the offering. The amount of principal to be paid each month was equal to 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the debentures was due on the first day of the twenty-fourth month following the final closing of the offering. However, we, at our sole option, had the right to elect to pay the current portion of principal and/or interest in shares of our Common Stock. During the nine months ended March 31, 2006, we repaid principal amounts amounting to $183,592.

            In January 2006, we made an offer to all of the holders of our outstanding Units wherein we offered the holders of the Units an opportunity to convert the outstanding principal and interest owed pursuant to the debentures into shares of our common stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the warrants included in the Units issued in the July Offering from $.30 to $.15 per warrant. As further inducement, if the holder agreed to convert, we also agreed to issue additional common stock purchase warrants equal to the number of warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. All of the Unit holders accepted this offer, except for two holders who assigned their debentures to third parties who subsequently converted. Accordingly, we converted principal balances and accrued interest payable of $1,663,086. These holders kept the warrants issued as part of their original Units. As a result, we issued an aggregate of 18,478,568 shares of our common stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. We also reduced the exercise price on the 3,704,800 warrants held by the converting holders to $.15 per share, while maintaining the exercise price on 150,000 warrants for those holders who elected not to convert at $.30 per share. We also reduced the exercise price on the 1,787,500 warrants received as consideration for the March offering from $.40 to $.15 per share.

            Net cash used in operating activities during the nine months ended March 31, 2006 were $603,962 as compared to net cash used in operating activities of $217,451 during the nine months ended March 31, 2005. This increase in cash used in operating activities is primarily attributable to:

         * an increase of $2,827,668 in our net loss. For the nine months ended March 31, 2006, we had a net loss of $2,732,821 compared to net income of $94,847 for the nine months ended March 31, 2005.

         * an increase of $59,945 in depreciation and amortization as a result of an increase in property, plant and equipment as well as the amortization of acquired land use rights.

         * an increase of $1,557,095 and $335,112 in amortization of discount on debentures payable and debt issuance costs , respectively, related to the sale of debentures payable.

         * an increase of $143,099 in stock-based compensation related to the issuance of common stock to a consultant in the current period,

         * an increase of $1,337,801 in debt settlement expense related to the issuance on common stock and warrants to debt holders as incentive to convert,

         * an increase of $83,290 in allowance for doubtful accounts which represents an increase in our allowance for bad debt based on an analysis of our receivable balances.

         * For the nine months ended March 31, 2006, our net operating assets increased by $1,450,475 as compared to a net increase in net operating assets of $392,267 for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, we experienced an increase in accounts receivable due to increased sales. Additionally, our advances on purchases increased in order to secure product with favorable terms.

Net cash provided by investing activities during the nine months ended March 31, 2006 was $34,966 as compared to net cash used in investing activities of $(280,017) for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, we used cash for capital expenditures of $389,594. This use of cash was offset by a decrease in our restricted cash balance by $367,906 that collateralizes certain debt, by cash received of $33,654 from acquisitions and by $23,000 of cash received from repayment of related party advances. During the nine months ended March 31, 2005, we used cash for capital expenditures of $153,348 and the advances of funds to related parties of $513,142, offset by cash provided by a decrease in short-term investments of $386,473.

Net cash provided by financing activities during the nine months ended March 31, 2006 was $702,022 as compared to net cash provided by financing activities during the nine months ended March 31, 2005 of $438,200. During the nine months ended March 31, 2006, we received gross proceeds of $503,500 from debentures payable and $716,030 from borrowings offset by the repayment of loans payable of $193,830, the payment of placement fees of $48,350, and the repayment of debentures payable of $275,328. For the nine months ended March 31, 2005, we received proceeds of $101,450 from loans payable, received net proceeds of $321,750 from debentures payable, and received contributions of $15,000.

From time to time, we need additional working capital for our operations. In 2005, Yonglongxin, a subsidiary of Anxin, borrowed money pursuant to several lines of credit that we have established with three banks. At March 31, 2006, we owed $2,885,683 to these lenders with six to 12 months term from through September 2006, with an annual interest rate ranging from approximately 5 to 7%. All loans are renewable when they mature. We generate sufficient cash flow from financing and operations to pay for our debt services. We do not anticipate these loans will have material impact on our liquidity. These loans are secured by inventory, equipment and assets owned by the third parties. We are current on all payments relating to these loans and expect to renew the loans at terms and at interest rates comparable to our current loans.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation had a material effect on our results of operations during the nine months ended March 31, 2006.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is included in Note 1 to our audited financial statements included in our Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2005. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition. During the nine months ended March 31, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         In connection with the conversion of debentures payable, the Company issued 18,478,568 shares of common stock upon conversion of outstanding debenture balances and accrued interest of $1,663,086.

          Effective January 10, 2006, we entered into a new three-year consulting agreement with China Direct. In connection with this agreement, we agreed to issue 6,000,000 of the Company's common stock to China Direct. As of March 31, 2006, the 6,000,000 share had not been issued and are reflected in common stock issuable on the accompanying balance sheet. These shares described above were exempt from the registration requirements of the Securities Act by reason of
          Section 4(2) of the Securities Act and the rules and regulations, including Regulation D there under, as a transaction by an issuer not involving a public offering.

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

              * Filed herein

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on May 15, 2006.

                         DRAGON INTERNATIONAL GROUP CORP

                                    By: /s/ David Wu
                                    David Wu, CEO, Principal Executive Officer