Form 10KSB
period 2006-06-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2006-10-13
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-KSB

_________________

(Mark One)

x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2006

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. . x

Issuer's revenues for its most recent fiscal year: $18,434,087.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 13, 2006: $8,184,932.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 13, 2006 there were 64,532,069 shares of the Company's common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes o No x

Documents Incorporated by Reference: None

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

DRAGON INTERNATIONAL GROUP CORP.

PAGE

Facing Page

Index

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	38
Item 3.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	39

PART II

Item 5.	Market for the Registrant's Common Equity
	and Related Stockholder Matters	40

Item 6.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	41
Item 7.	Financial Statements	61
Item 8.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	61
Item 8A.	Controls and Procedures	61

PART III

PART IV

Item 13.	Exhibits and Reports on Form 8-K	72
Item 14.	Principal Accountant Fees and Services	74

SIGNATURES	76

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business solely within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Dragon International Group Corp. (“we,” “our,” “us,” “Dragon” or the “Company”) is a holding company that, through its subsidiary companies, manufactures and distributes assorted industrial paper and packaging products. All of our operations are located in the People's Republic of China (the “PRC”). As a member of the industrial paper and packaging industry in China, we have built a diversified organization encompassing a variety of areas within the paper and packaging industry in China. Dragon was founded in June 2004.

Dragon International Group Corp., a Nevada corporation is our parent company. (“Dragon Nevada”)

We operate the following subsidiaries:

-	Shanghai JinKui Packaging Material Company, Limited (“JinKui”) is a wholly owned subsidiary of Dragon Nevada.

-         Dragon International Group Corp., a Florida corporation (“Dragon Florida”) is a wholly owned subsidiary of Dragon Nevada.

-         Ningbo Dragon International Trade Company, Limited, (“Ningbo Dragon”), formerly known as Ningbo Anxin International Trade Company Limited, is a wholly owned subsidiary of Dragon Florida.

-         Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”) is a wholly owned subsidiary of Ningbo Dragon. Xianyang Naite Research and Development Center (“R&D Center”) is a division of Yonglongxin.

-         Hangzhou Yongxin Paper Company, Limited, (“Yongxin”) is a subsidiary, of which Ningbo Dragon International Trade Company, Limited, (“Ningbo Dragon”), holds a 60% interest.

-         Ningbo Dragon Packaging Technology Company, Limited, (“Dragon Packaging”) formerly known as Ningbo XinYi Paper Product Industrial Company, Limited is a wholly owned subsidiary of Ningbo Dragon.

Dragon International Group Corp., a Nevada corporation, (“Dragon Nevada”) owns a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”). Ningbo Dragon, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Our operations are conducted through Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon"), our wholly owned subsidiary. Ningbo Dragon is involved in the pulp and paper packaging material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”), holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang’ai Village in Ningbo, China 315040; Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), created to develop, design and improve production methods in the specialty packaging industry in China. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”) manufactures, sells, and distributes cigarette packaging materials, (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”), is a manufacturer of specialized packaging materials products for the pharmaceutical and food industry, and (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”), is a manufacturer of specialized packaging products for the pharmaceutical and food industry. Ningbo Dragon has a distribution network covering east and central China. Unless otherwise indicated, all references to our Company in this report include our subsidiary companies.

Our principal executive offices are located at Bldg 14, Suite A09, International Trading Center, 29 Dongdu Road, Ningbo, China 315000, telephone: 86-574-56169308. For more information on us, prospective investors are encouraged to review the filings available with the Securities and Exchange Commission at www.sec.gov. All prospective investors are invited to visit our website at www.drgg.net. Prospective investors should be aware that the information contained on our website is not a part of this report. Investors should rely only upon the information contained herein.

History

We were incorporated on February 17, 1993, under the name “LBF Corporation” pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, we filed a registration statement with the United States Securities and Exchange Commission on Form 10-SB registering our Common Stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). Our intention at that time was to seek to acquire assets or shares of an entity actively engaged in business that generated revenues or provided a business opportunity, in exchange for our securities. In effect, this filing caused us to be a fully “reporting company” under the 34 Act.

Effective April 17, 1999, we acquired certain assets owned by an unaffiliated person, including a proposed electronic commerce website and the right to certain business names, including “Shopshopshopping.com,” “Retailhighway.com,” and “Greatestmall on earth.com” (the "Assets"). We issued shares of our Common Stock equal to the ownership of approximately 33% of our then outstanding shares in exchange for all of the Assets. In addition, our shareholders approved an amendment to our Articles of Incorporation changing our name to “Retail Highway.com, Inc.” As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of “Bricks and Mortar” (“BAM”) retail stores. Due to negative business conditions, we ceased these operations in June 2002 and began seeking a merger or acquisition candidate. Relevant thereto, effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization, we issued 24,625,000 shares of our Common Stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp. (“Dragon Florida”), a Florida corporation. On October 4, 2004, we changed our name to Dragon International Group Corp. a Nevada corporation, (“Dragon Nevada”).

Dragon International Group Corp., a Nevada corporation, (“Dragon Nevada”) owns a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida was founded in June 2004. Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”), formerly known as Ningbo Anxin International Trade Company, Limited (“Anxin”). On June 30, 2004, Dragon Florida acquired a 70% ownership interest of Ningbo Dragon. Anxin changed its name to Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”) on July 7, 2005. On December 31, 2004, Dragon Florida acquired the remaining 30% ownership interest of Ningbo Dragon International Trade Company, Limited. Ningbo Dragon operates four subsidiaries; (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”). Ningbo Dragon acquired 100% interest in Yonglongxin in July 9, 2004. Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), acquired by Yonglongxin on August 1, 2005. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”). Yongxin was acquired by Ningbo Dragon in August 2005. (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”). Ningbo Dragon acquired 100% interest in Dragon Packaging on June 1, 2005. (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”). Ningbo Dragon acquired 100% interest in JinKui on June 30, 2006.

In order to reduce costs, Ningbo Dragon consolidated the operations of two divisions. The operations of Shanghai An’ Hong Paper Company Limited ("An’ Hong") were consolidated into their operations in Ningbo, China and any remaining assets were sold in April 2005. The operations of Ningbo Long' An Industry and Trade Company Limited (“Long’ An”) were consolidated into their operations in Ningbo, China and any remaining assets were sold in April 2005.

Business

Following is a description our business activities and each of our subsidiaries that conduct the applicable businesses.

Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited. (“Yonglongxin”)

Yonglongxin is a manufacturer of specialty paperboard products. It operates a welfare factory in Fuming County of the Zhang’ai Village in Ningbo, China. Presently we are attempting to shift the focus of our business from a sales and marketing company to a manufacturing company, utilizing the resources of Yonglongxin. Management estimates future success could be enhanced if we can successfully increase manufacturing capacity and sell our own products, as opposed to a third party’s products. In this way, we may control costs and maintain higher margins on products manufactured within the organization, thereby increasing the potential for profitability. There can be no assurances that we will be successful in our efforts to increase manufacturing capacity.

The main clients of Yonglongxin are manufacturing facilities that provide packaging materials for cigarettes, wines and cosmetics. Our principal customers for these products include Jiangsu Dare Danyang Printing Corporation, Hubei Jinsanxia Printing Limited Corporation, Xuzhou Huayi Colorful Printing Limited Corporation and Ningbo Tiancheng Printing Limited Corporation. None account for 10% or more of our annual revenues during our fiscal years ended June 30, 2005 or 2006.

On August 1, 2005, Yonglongxin acquired the R&D Center, located in Ningbo, China. The R&D Center was created to improve production efficiencies in the specialty packaging industry. We paid $25,000 in cash and issued 500,000 shares of our Common Stock in consideration for this acquisition.

The R&D Center was created to develop, design and improve production methods in the specialty paper packaging industry in China. Ningbo Dragon employs the research and development efforts of the R&D Center to expand and improve its manufacturing capabilities.

Hangzhou Yongxin Paper Company, Limited. (“Yongxin”)

Yongxin manufactures, sells and distributes cigarette packaging materials. Yongxin, established in 2003, is located in the Hengjie Village of Liuxia Town Hangzhou, of the Zhejiang Province in China. Ningbo Dragon acquired 60% of Hangzhou Yongxin Paper Company, Limited (“Yongxin”) in August 2005. In August 2005, Dragon Nevada issued 1,000,000 shares of Common Stock to acquire 60% of Yongxin.

Prior to the acquisition, Yongxin was a direct competitor with Yonglongxin. Yongxin’s underlying business had stalled mainly due a lack of working capital. Management believes we can improve productivity at the Yongxin operation while eliminating a portion of general and administrative expenses through consolidation with our current operations. As a result, it is expected that Yongxin can obtain additional working capital as part of our fund raising operations, which may result in increased revenues. There are no assurances that we will be able to provide sufficient funds for Yongxin to achieve this result, or that if we are able to provide such capital, it will result in increased revenues and profitability.

Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”)

Dragon Packaging is involved in the paper industry, operating a manufacturing facility of pulp and paper products. This new facility allows us to upgrade manufacturing capabilities and it provides a significant amount of land for potential expansion and is expected to reduce costs as a result of eliminating leasing costs on our current facility.

Ningbo Dragon acquired 100% of Dragon Packaging on June 1, 2005. Dragon Packaging, established in August 2002, is located in Ningbo, China, in close proximity to the headquarters of Ningbo Dragon. At the time of acquisition Dragon Packaging was winding down operations due to low profitability. The main assets of Dragon Packaging were comprised of a manufacturing facility that was comprised of land, buildings and equipment, including 23,345 square meters of land, an 8,500 square meter building, and assorted manufacturing equipment. In the 8,500 square meter building; 1,859 square meters is used as office space, 1,580 square meters is a warehouse used to store raw materials and finished products, 3,723 square meters is used as manufacturing facilities and the remaining 1,338 square meters is a dormitory to house workers. The land, buildings and equipment owned by Dragon Packaging have been appraised with a market value of $3,797,778. The appraisal was performed by the Ningbo Tianyuan Accounting Firm, an independent third party, on June 16, 2005. Ningbo Dragon held an account receivable in the amount of $2,601,906 from Dragon Packaging related to previous business. The acquisition was consummated in exchange for the release of the account receivable,

On March 31, 2005, we had a net receivable from several affiliated entities owned by David Wu, our Chief Executive Officer and President, amounting to $2,559,040. These advances were payable on demand and personally guaranteed by Mr. Wu. However, when we reached an agreement to buy this manufacturing facility from Dragon Packaging, it transferred ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility in exchange for this outstanding receivable. The land is valued at approximately $2.5 million. David Wu, our Chief Executive Officer, President and Chairman is a former shareholder of Dragon Packaging. This facility allows us to upgrade our manufacturing capabilities and provides a significant amount of land to expand on in the future. Furthermore, the transaction is expected to reduce costs as a result of our eliminating the leasing costs on our current facility.

Shanghai JinKui Packaging Material Company, Limited (“JinKui”)

On June 30, 2006, we acquired 100% of JinKui via a share exchange agreement. Under the terms of the agreement at closing Dragon Nevada will issue shares of common stock of Dragon Nevada to JinKui equal in value to the shareholder equity of JinKui. The Company will issue an aggregate of 8,095,574 shares of its common stock valued at $1,141,476, the value of the shareholder equity of JinKui. The Company has not issued these shares as of June 30, 2006, and accordingly has accounted for them as common stock issuable. In addition to the 8,095,574 common shares issuable, the Company agreed to issue to the former owners of JinKui the following shares upon achievement of certain milestones: 10,000,000 shares of their common stock if JinKui achieves 6 million RMB in sales, with 600,000 RMB in net income, by December 31, 2006 and 10,000,000 more shares of their common stock if JinKui achieves 20 million RMB in 12 months of sales, with 2 million RMB in net income by June 30, 2007. The Company accounted for this acquisition using the purchase method  of accounting in accordance with SFAF No.141 The results of operations of JinKui are not included in the consolidated results of operations of the Company since the acquisition date is on June 30, 2006. JinKui, established in 2004 is now a wholly owned subsidiary of Ningbo Dragon. JinKui is a manufacturer of packaging materials for the pharmaceutical and food industry. It manufactures a series of blister packs that are employed in the packaging of pharmaceutical products. JinKui has received the Good Manufacture Practice (GMP) status from the Chinese State Food and Drug Administration (SFDA) and ISO9000 Quality Assurance System.

JinKui is located at No.1555 Hengnan Rd., Pujiang High-tech Park, Puxing Rd., Shanghai 201114, China. JinKui was founded in 2004. It operates a 12,700 square foot manufacturing facility. JinKui’s facilities include a GMP certified lab and production plant. The plant has one printing machine, one assembly machine, and one cutting machine. The warehouse has sections to hold raw materials and finished products. JinKui manufactures a variety of blister packs.

JinKui operates in the pharmaceutical product packaging industry. Demand for pharmaceutical packaging materials is directly related to the demand for pharmaceutical products. China, similar to global markets, has witnessed a rise in demand for pharmaceutical products. As pharmaceutical products become more advanced they tend to require increase protection in the form of packaging. Various pharmaceuticals will require packaging that protects from moisture, oxygen, air, light and heat to maintain the quality of the product.

In January 2006, JinKui signed an agreement with Ningbo Iter Industry Co., Ltd (“Iter”) to distribute pharmaceutical packaging materials in India. Under the terms of the agreement, JinKui manufactures various grades of blister packs for export to India. Iter is responsible for the export of the products to India. Iter has an agreement to export to Amaratara PVT Ltd., an unrelated third party operating in India, (“Amaratara”). Amaratara plans to distribute various grades of blister packs manufactured by JinKui in India. Under the terms of the agreement, Iter will collect payment from Amaratara, withholding up to 5% of the purchase price as a commission. As of June 30, 2006, Amaratara has purchased $120,910 worth of blister packs from JinKui. Iter will collect a 5% commission, then pass the remainder to JinKui.

In March 2006, JinKui entered a one year contract with Hunan Prince Milk Group to supply food packaging aluminum compound paper. This product will be manufactured by JinKui. JinKui expects to receive the first order related to this contract in March 2007.

JinKui’s principal customers include Hunan Prince Milk Group, Jilin Province Wutai Pharmaceutical Group and India Amaratara PVT Ltd. It’s principal suppliers include Lotte Aluminum Co., Ltd., Honeywell (China) Co., Ltd. and Shanghai Aluminum Products Co., Ltd.

JinKui produces various pharmaceutical packaging products. Primarily the products are various forms of blister packs. The type of blister pack employed in the packaging process is dependent on the product to be packaged. Various products are impacted by heat, light, moisture, and air. These influences can alter the product and decrease the shelf life. JinKui manufactures various products that offer various levels of protection against these influences. These products include:

Aluminum-aluminum packing structure cold forming compound aluminum hard chip: Cold-forming compound aluminum hard chip. This type of blister pack can be used as the low-density packing materials for medication tablet, capsules, pills, powders, suppositories and products for medical diagnosis.

- Aluminum-plastic-aluminum structure packing cold-forming compound aluminum hard chip aluminum hard chip: Cold-forming compound aluminum hard chip. This type of blister pack can be used as the high density packing materials for medication tablet, capsules, pills, powders, suppositories and capsules. The typical application is the packaging for the foods of Golden Partner.

- Double-aluminum compound packing film AL/PE. This type of blister pack can be applied to the low-density tablets, capsules, suppositories, and particles.

- Double-aluminum compound packing film PET/AL/PE. This type of blister pack can be applied to the low-density tablets, capsules, suppositories, and particles.

- Paper-aluminum compound packing film. This type of blister pack can be applied to packing for powders, particles, pastes, glues, and liquids.

- Aluminum foil for drug blister packing (PTP aluminum foil). This type of blister pack can be applied to blister packing for medication tablet, capsules, pills, powders, suppositories and mini-foods/candies.

- Aluminum foil for drug blister packing. This type of blister pack can be applied to blister packing for medication tablet, capsules, pills, powers, suppositories and mini-foods/candies.

Products

Ningbo Dragon and its subsidiaries manufacture, process, and distribute an assortment of paper products and packaging materials. Ningbo Dragon acts as a manufacturer and distributor of paper and packaging products manufactured within the organization domestically as well as a distributor of paper and packaging products manufactured domestically and abroad. The two primary contributors of our business is the distribution of paper and packaging products manufactured by global manufacturing companies. Ningbo Dragon has a sales and distribution network covering East China and South-East China including the city of Shanghai as well as the following provinces: Anhui, Shandong, Jiangsu, Zhejiang, Fujian, Jiangxi, Hubei, and Yunan.

Ningbo Dragon serves as a distribution agent in China for a variety of global paper manufacturers. Many global manufacturers do not possess or control an internal sales or distribution network within China. In an effort to expand their reach, global pulp and paper manufacturers will seek to leverage the capabilities of local agents for domestic sales and distribution within China. Ningbo Dragon's primary distribution products are called Federal Solid Bleached Sulfate Paperboard (“Federal SBS”), and Hang Kong Cast Coated Board (“Hang Kong CCB”). Federal Solid Bleached Sulfate Paperboard (“Federal SBS”) is manufactured by International Paper Company (“IP”). Hang Kong Cast Coated Board (“Hang Kong CCB”) is manufactured by Asia Pulp and Paper Group. From time to time, Ningbo Dragon will distribute grades of Solid Bleached Sulfate (“SBS”) manufactured domestically in China. Recently the quality of domestically manufactured SBS has improved and as a result this domestically manufactured SBS has gained a level of acceptance among the paper industry in China. However domestic grades of SBS are still inferior in quality as compared to Federal SBS and in relation to Federal SBS the demand for local SBS remains small. Management of Ningbo Dragon believes new brands of cast coated board (“CCB”) manufactured domestically will not receive wide acceptance by the general market in the short term. It will take time for the new products to be accepted by the industry. As a result management of Ningbo Dragon expects the demand for Hang Kong CCB to remain strong for the foreseeable future. Federal SBS, Hang Kong CCB and composite paperboard account for approximately 6.4%, 60.2% and 22.8%, respectively, of our total annual revenues.

Federal Solid Bleached Sulfate Paperboard

Federal Solid Bleached Sulfate Paperboard (“Federal SBS”) is manufactured by International Paper Company (“IP”). Federal SBS is manufactured from pure wood pulp. Federal SBS is a versatile product that can be employed in a variety of paper and packaging products. Federal SBS can be sold as a finished product as well as a raw material employed in the manufacture of various grades of specialty paperboards. Ningbo Dragon imports Federal SBS and distributes throughout China. Yonglongxin, a subsidiary of Ningbo Dragon, will employ Federal SBS as a raw material in the manufacturing process for various grades of composite paperboard. As a finished product, Federal SBS is used as a packaging material for products such as high-grade cigarette, wine and cosmetics. Federal SBS is a versatile product which is compatible with a variety of printing equipment such as gravure and offset printing. Gravure printing is the process in which printing rollers or plate cylinders are engraved with a design and filled with ink. A blade wipes the excess ink from the cylindrical printing surface. The remaining ink is then deposited on a flexible film as it passes between the engraved roll and back up roll. Gravure printing is used for long run printing applications.

In the experience of Ningbo Dragon, Federal SBS has attained a strong level of consumer acceptance in China. International Paper Company and its products in general are respected amongst the global pulp and paper industry. As such management believes the consumer demand and acceptance for Federal SBS will remain strong. However, grades of SBS manufactured domestically have improved. As the quality of the SBS manufactured within China improves, local consumers may increase their consumption of the local goods. In the event the local industry in China gains confidence in the local goods, demand for domestic grades of SBS could increase. However, in the near term management of Ningbo Dragon estimates that Federal SBS will continue to witness strong demand due to its versatility and the reputation of its manufacturer, International Paper Company.

In the period ending June 30, 2006 our annual domestic sales of solid bleached sulfate both domestic grads as well as Federal SBS manufactured by IP was approximately 918 tons. Our management estimates that our current share of the solid bleached sulfate market in China is approximately less than 10% of the pulp, paper and packaging industry in China. Management believes there are three contributing factors leading to our small portion of the market, including (i) the quality of solid bleached sulfate paperboard (“SBS”) manufactured domestically has improved. As a result, the products have gradually substituted the imported SBS such as Federal SB for domestically produced SBS; (ii) the market for Federal SBS is narrow, mainly focused on high-grade commodities; and (iii) the sheer magnitude of the industry in China. As the demand for domestic grades of SBS increase, we will seek to garner a growing share of this market.

Ningbo Dragon has been an agent for International Paper Company (“IP”) products since 1994. As such, management believes that Ningbo Dragon has developed a stable relationship with IP. Ningbo Dragon is not an exclusive agent of IP. Management of Ningbo Dragon believes this relationship places Ningbo Dragon in a favorable position among other domestic agents of Federal SBS. Distribution agents for pulp and paper products may have difficulty securing a relationship with a company such as IP. Although IP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IP. As such it will be difficult for new local agents to emerge and establish a relationship with IP in the near future. However, competition is strong and local agents continue to seek a relationship with IP, especially due to the quality of its products.

Ningbo Dragon has begun to distribute grades of solid bleached sulfate (“SBS”) manufactured in China. Recently the quality of domestically manufactured SBS has improved and as a result, this product has gained a low level of acceptance among the paper industry in China. From time to time, Ningbo Dragon may purchase and distribute domestically manufactured SBS. In the past Ningbo Dragon has purchased ("SBS”) from Zhong’ Hua Paper Co., Ltd. Ningbo Dragon receives less than 10% of its solid bleached sulfate paperboard from domestic manufacturers.

In the future the quality of SBS manufactured domestically should improve. Should the demand increase, management will explore plans to expand its position in this segment by: (i) expanding our manufacturing base to incorporate our own form of a high quality SBS manufactured in China; and (ii) establishing additional relationships with domestic manufacturers of a high grade SBS. The main competitor for SBS in China is Ningbo Zhuoli Corporation, who has approximately 5% to 6% of this market.

Ningbo Dragon principal customers of Federal SBS and domestic SBS are cigarette factories and related printing factories that provide packaging supplies to the cigarette factories.

Hang Kong CCB

Hang Kong Cast Coated Board (“Hang Kong CCB”) is manufactured by Asia Pulp and Paper Group (“APP”). The Hang Kong CCB we distribute is manufactured mainly in Indonesia. Hang Kong CCB is made from paper pulp. Hang Kong CCB is a packaging material that is white, smooth and glossy and is used as an external packaging material for products such as cigarette boxes, cosmetics, and wine. We believe Hang Kong CCB will continue to witness strong demand due to its durability, wide variety of applications and the reputation of its manufacturer, Asia Pulp and Paper Group. Ningbo Dragon distributes Hang Kong CCB throughout East China and Southeast China. Ningbo Dragon has been an agent of APP since 1998. Although Ningbo Dragon is not an exclusive agent of APP, Ningbo Dragon has established a stable relationship with APP. Management of Ningbo Dragon believes this relationship places Ningbo Dragon in a favorable position among other domestic agents of Hang Kong CCB. We believe that distribution agents for pulp and paper products in China may have difficulty securing a relationship with a company such as Asia Pulp and Paper (“APP”). Although APP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as APP. As such it will be difficult for new local agents to emerge and establish a relationship with APP in the near future. However, competition is strong and local agents continue to seek a relationship with APP, especially due to the quality if its products.

For the fiscal year ended June 30, 2006, our annual domestic sales of Hang Kong CCB were in excess of 6,000 tons, which represents approximately 35% of APP annual Hang Kong CCB manufacturing output. During our fiscal year ended June 30, 2005, our annual domestic sales of Hang Kong CCB were in excess of 5,100 tons, which represents approximately 15% of APP annual Hang Kong CCB manufacturing output. Ningbo Dragon represents approximately 30% to 40% of the annual sales of Hang Kong CCB sold within the PRC. Ningbo Dragon imports Hang Kong CCB from APP by issuing Letters of Credit at Sight at the price of CIF Shanghai (cost + insurance + freight). Letter of Credit at Sight is a letter of credit, also referred to as an LOC or LC, issued by a financial institution that essentially acts as an irrevocable guarantee of payment to a beneficiary. This means that if the applicant obtaining the LC fails to perform its obligations, the bank will meet the obligation. The terms of a Letter of Credit at Sight require immediate payment.

The principal customers of Hang Kong CCB are mainly cigarette manufacturers, and facilities related to the manufacture of cigarettes. Presently Ningbo Dragon distributes Hang Kong CCB mainly in the eastern regions of China. Recently, Ningbo Dragon has begun efforts to develop the market in South China and the Yunnan province. As a result of our efforts, Ningbo Dragon has established new consumer relationships in the Hubei and Yunnan Provinces in September 2005.

Hang Kong CCB and its manufacturer, APP, has established a reputation for a level of quality and is generally accepted by the pulp and paper industry in China. Ningbo Dragon expects the demand for Hang Kong CCB to remain strong in the near future. Management of Ningbo Dragon believes new brands of cast coated board (“CCB”) manufactured domestically will not receive wide acceptance by the general market in the short term. It will take time for the new products to be accepted by the industry. As a result management of Ningbo Dragon expects the demand for Hang

Kong CCB to remain strong for the foreseeable future. Ningbo Dragons main competitor in this market segment is Ningbo Zhuoli Corporation, whose annual sales amount is about 3,000 tons.

Composite Paperboard

As a manufacturer, our main product is composite paperboard, manufactured by Yonglongxin. Composite paperboard is manufactured using a combination of SBS, CCB, Polyethylene Terephthalate film (“PET film”), and holographic film. PET film is a basic polymer used as a raw material in the manufacture of fiber, film, packaging containers, engineering resin and binder resins. PET film and Holographic film are a raw material used in the manufacture of composite paper board. Yonglongxin imports PET film and holographic film from Taiwan Guangqun. Ningbo Dragon distributes the finished composite paperboard manufactured by Yonglongxin. Ningbo Dragon distributes the composite paperboard to the transferring factories of composite paperboard and transfer paperboard. These companies include Shanghai Cigarette Industry Printing Factory and Danyang Xinglian Corporation, each of whom accounted for over 10% and 11.05%, respectively, of our total revenues during our fiscal year ended June 30, 2006 and 10.03% and 11.16%, respectively, for the year ended June 30, 2005.

In the manufacturing process, which involves a series of compositions and coatings, the basic raw materials of SBS and CCB are transformed into various grades of composite paperboard. Ningbo Dragon distributes the composite paperboard as a finished product employed as a packaging material for cigarettes, wine and cosmetics. The composite paperboard is suitable for different printing equipments, including gravure printing and offset printing.

Composite paperboard is packaged and the transported by truck. Trucking is provided by Shanghai Hongyuan Logistics Co., Ltd. and the cost is calculated according to the tons of freight. While we ordinarily use the services of Shanghai Hongyuan Logistics Co., Ltd., we are free to use alternative trucking resources. The logistics company bears the risk during the transportation.

Yonglongxin manufactures four primary types of composite paperboard:

•	Golden or Silver paperboard
•	Holographic paperboard
•	Mirror-like paperboard
•	Transferring paperboard

The various paperboards differ in thickness, sheen, color, and reflection providing a multitude of various grades. Each form has a specific application for the end user.

Yonglongxin has operated the manufacturing facility for eight years. Yonglongxin products have been certified with an ISO9000 certificate in July 2001. Yonglongxin expects the grade quality of domestically manufactured cigarettes to improve, as the industry demands increased quality requirements. This will in turn lead to heightened quality requirements for the composite paperboard.

Aging equipment and heightened quality requirements may impact our current market status. Ningbo Dragon has applied $723,282 of the proceeds we received from our recent financings to upgrade equipment and technology of Ningbo Dragon as well as its subsidiaries. While no assurances can be provided, this improvement should enhance Ningbo Dragons ability to effectively compete in the future. The Company is planning to maintain its facilities to improve performance

Yonglongxin has two principal competitors in this market: Xinglian Aluminum Limited Corporation, a subsidiary of Jiangsu Dare Group, and Shanghai Luxin Packaging Material Corporation. Xinglian Aluminum Limited Corporation is estimated to have revenues of RMB 120 million (USD 15,000,000) in 2006. The other competitor, Shanghai Luxin Packaging Material Corporation, has estimated revenues in excess of RMB 100 million (USD 12,500,000) in 2006. These figures were derived from promotional materials issued by these companies.

New Products

“Zhong’ Hua” SBS

In recent years grades of solid bleached sulfate produced domestically in China have improved gradually. As the grades of these products improve, cigarette manufacturers in China will be inclined to employ domestic SBS as a raw material packaging product. The main attractions to employ domestic SBS are the reduced cost and the availability of domestic grades of product, as opposed to grades of SBS produced from international sources. Ningbo Dragon has no plans to increase the sales of domestic products as management is uncertain of the market acceptance for this product. Ningbo Dragon has begun to establish a relationship with Ningbo Zhong’ Hua Paper Company Limited (“Zhong’ Hua”), a manufacturer of SBS in China. In the event that the Company determines it to be a viable product, management believes that Zhong’ Hua will be able to provide a stable supply of SBS. Presently, there is no agreement or contract with Zhong’ Hua. Management does not expect to enter into a long term agreement. As a commodity, the price of pulp and paper products tends to fluctuate as such long term agreements are not customary. Rather management prefers to maintain a stable working relationship without locking into a set price.

Waterproof Art Paper.

Waterproof art paper is used for tag printing in the beverage industry. Presently there are not many quality alternatives to waterproof art paper manufactured in China. Ningbo Dragon is seeking to establish an exclusive relationship as an agent of an international paper manufacturer. At present no such relationship has been established and there can be no assurances that such a relationship will be established in the future, or if established, that such relationship will result in profitability.

Transfer Paper.

Transfer paper is a new form of packaging material used for premium grade cigarettes. Employing new advances in production methods, the new form is significantly more flexible than earlier forms. For example, the paper allows for improved print patterns on labels. Yonglongxin, a subsidiary of Ningbo Dragon, is in the process of developing a new transfer paper production line. The acquisition of Dragon Packaging provided Ningbo Dragon an opportunity to increase manufacturing capacity beyond the current capacity of the Yonglongxin facility.

Current Product Mix

As of June 30, 2006, Federal SBS, Hang Kong CCB and composite paperboard account for approximately 6.4%, 60.2% and 22.8%, respectively, of our total annual revenues.

Currently, our products are comprised of Federal SBS, SBS, CCB and composite paperboard. Ningbo Dragon does not have any plan to discontinue these products. Although sales of domestically produced SBS have gradually increased due to increased quality, overall the domestic products will not replace imported products in the near future. Customers will continue to demand the highest quality grades. Furthermore, foreign manufacturers will seek to maintain their current market share despite competition from domestic manufacturers. In response to increased demand, foreign manufacturers may offer incentives to customers in an effort to maintain their market share. There can be no assurances that such incentives will be available in the future, or if available, that such incentives will result in improved margins.

Ningbo Dragon, through its subsidiary, Yonglongxin, manufactures composite board. Ningbo Dragon has no plans to discontinue this product. Ningbo Dragon is exploring new manufacturing methods to produce improved grades of composite paperboard in conjunction with its Research and Development Center. Ningbo Dragon will seek to develop improved grades and market the improved grades to the cigarette packaging industry for use in premium grade cigarettes.

Sales and Marketing

Federal SBS

Since inception, Ningbo Dragon has employed sales networks that interact directly with the client. Sales people are compensated via salary and do not earn sales commissions. Ningbo Dragon advertises in trade publications and magazines. Our sales network covers East China and South-East China including the city of Shanghai, as well as the following provinces; Anhui, Shandong, Jiangsu, Zhejiang, Fujian, Jiangxi, Hubei, and Yunnan. Ningbo Dragon is making an effort to increase sales in Southern China. Specifically, Ningbo Dragon is marketing SBS and CCB in the Southern regions of China. Ningbo Dragon is exploring new forms of SBS produced domestically. Domestic manufacturers have had success with new products such as Zhong' Hua SBS and a form of water-proof art paper. Ningbo Dragon is seeking ways to incorporate these new products into its manufacturing base. In the event Ningbo Dragon is successful with this effort, Ningbo Dragon will attempt to sell and distribute these new products using the existing sales network.

Hang Kong CCB

Ningbo Dragon markets Hang Kong CCB and domestically produced cast coated board through 4 channels;

1.	Media Promotions/Advertising
2.	Direct Sales
3.	Trade Publications

4.	Trade Conferences

Composite Paperboard

Similar to our marketing efforts with Hang Kong CCB, Ningbo Dragon markets the various forms of composite paperboard through 4 channels:

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

Ningbo Dragon is making a conscious effort to increase the portion of sales from Yonglongxin. Management believes this effort is both possible and reasonable, as Ningbo Dragon can control the price and maintain higher margins on products manufactured within the organization, which may result in increased financial benefits realized from output of the Yonglongxin factory. As further support of this contention, it is noted that Yonglongxin operates a welfare factory in the Fuming County of the Zhang’ai Village in Ningbo. Yonglongxin has been certified as a civil welfare company by the municipal government of Ningbo. Civil welfare companies in China enjoy financial incentives including favorable tax status and value-added tax rebates. While no assurances can be provided, management believes these incentives could result in reduced costs.

Suppliers

Ningbo Dragon is a distributor of pulp, paper and packaging products within China. Ningbo Dragon has been an agent for IP and APP since 1988. Ningbo distributes Federal SBS manufactured by IP. Ningbo Dragon distributes Hang Kong CCB manufactured by APP. In addition to its distribution Ningbo Dragon operates manufacturing facilities. In this effort IP is a supplier of Federal SBS as a raw material in the manufacture of additional paper and packaging products.

International Paper Company and Asia Pulp and Paper Group

Ningbo Dragon is a distributor in China of products manufactured by International Paper Company (“IP”) and Asia Pulp And Paper Group (“APP”). International Paper Company and Asia Pulp and Paper Group are widely recognized within the pulp and paper industry for the quality and dependability of their products. As a distributor of International Paper Company and Asia Pulp and Paper Group products, Ningbo Dragon and its subsidiaries can leverage the inherent goodwill of both companies. Ningbo Dragon believes both International Paper and Asia Pulp and Paper Group offer high quality and dependable products. Via these relationships, Ningbo Dragon and its subsidiaries can offer premium quality products for the packaging materials industry in China.

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

Ningbo Dragon imports Federal SBS from International Paper Pacific Millennium Limited, an exclusive agent in Asia for International Paper Company, by issuing a letter of credit.

APP is one of the world's leading pulp and paper companies. With current combined pulp, paper and packaging grades capacity of 6.9 million tons in Indonesia, it ranks number one in Asia, excluding Japan. APP currently has manufacturing facilities in Indonesia and markets its products in more than 65 countries on six continents. APP produces bleached hardwood pulp and a wide range of paper and packaging products. The range extends from commodity-grade base paper to value added art paper, which includes cast coat paper, tissue, specialty papers, carbonless paper, stationery and office products. APP's principal operations in Indonesia are of world-class standard, and most have been ISO 14001 and ISO9000 certified for diligent adherence to both environmental and quality management.

Our organization has witnessed an increase in the cost of our raw materials such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry and is not specific to our company. Management of Ningbo Dragon does not anticipate the trend to reverse. Furthermore, increased oil prices over the past year have led to higher transportation costs for our products. Ningbo Dragon does not have any control over the price of oil. In response, we have taken necessary actions to alleviate the impact of rising costs including the reduction of fixed administration expenses and the implementation of variable cost controls. Management estimates our gross profit as a percentage will decline over the next few operating quarters. Furthermore, management has taken steps to improve operating results in the future. Management has acquired a manufacturing facility with the acquisition of Yonglongxin. This should limit our dependence on foreign manufactured goods, while attaining a level of control on the quality, price and availability of our products. We have established an internal research and development program with the acquisition of the Research & Development Center. This research and development program could lead to the creation of new innovative products. New innovative products could command a higher profit margin in the industry. However, there is no guarantee that the program will generate new products. There is no guarantee that any new products will receive a favorable reception in the industry.

_________________________

 www.internationalpaper.com

 www.finance.yahoo.com

 www.asiapulppaper.com

Raw materials

The principal suppliers for the raw material components of composite paperboard are IP, APP and Taiwan Guangqun. Ningbo Dragon has stable relationships with each of its suppliers. Management believes Ningbo Dragon should enjoy a productive relationship with its suppliers in the foreseeable future.

As these products are manufactured by one of the largest and highly reputable companies in the world, our management team estimates that “Federal SBS” and "Hang Kong" CCB will continue to witness strong consumer demand in the near future. Both products have a strong reputation for quality. However, there can be no assurances that management’s estimates in this regard will, in fact, occur and the failure of these products to continue to generate strong consumer demand in the future will have a negative impact on our results of operations. Domestic grades of SBS are improving, and should witness increased demand as consumer confidence grows.

Presently there are few quality alternatives to Hang Kong CCB available in China. There are no significant domestic manufacturers of quality CCB in China. Hang Kong CCB has established a reputation for quality generally accepted by the industry in China. Ningbo Dragon expects the demand for Hang Kong CCB to remain strong. Management of Ningbo Dragon believes new brands of cast coated board (“CCB”) manufactured domestically will not receive wide acceptance by the general market. It will take time for the new products to be accepted by the industry. As a result, we expect the demand for Hang Kong CCB to remain strong for the foreseeable future. Ningbo Dragon main competitor in this market segment is Ningbo Zhuoli Corporation, whose annual sales amount is about 3,000 tons.

Manufacturing

The following is a general overview of the manufacturing process for the various grades of composite paperboard. Yonglongxin is our manufacturing division, manufacturing the following grades: holographic paperboard, mirror-like paperboard, aluminum foil paperboard, pearl paperboard and transferring paperboard. Machinery can be formatted to manufacture multiple forms of paper goods. As machinery is reset to manufacture different forms of paper, the machinery must be shut down temporarily halting production. Yonglongxin operates as a civil welfare factory, under Chinese business regulations. As such, Yonglongxin enjoys favorable tax status. The factory operates two shifts per day, each shift requiring 14-15 workers. Each shift has four machinists present for each product line. The quality of the output is determined by the quality of the raw material, the machinery, and the experience of the machinists. At each step the product is inspected by our internal quality control systems to ensure quality requirements

The manufacturing process while generally similar for various forms of paper incorporates the same machines for various forms of paper. The different forms of paper are produced using various amounts of raw materials combined at altering stages and then treated in different manners. In a simplified description, the manufacturing process involves a series of processes including transfer and preparation of film, gelatinization of the film, compounding, drying, cooling, and coating. Additional forms of paper products are derived if shades of the original film are separated, then dried and allowed to cool, creating a new finished product. Varying the time and order for each process, additional forms of paper products can be derived from the same machinery. The amounts and types of raw materials will alter the output of the finished product.

We have made efforts to update and grow our manufacturing base. The recent acquisitions of Yonglongxin, Dragon Packaging, as well as JinKui should support efforts to increase manufacturing capacity. The proceeds derived from our recent private offerings have provided resources allowing us to update facilities with new machinery and additional production lines. We would like to decrease our dependence on foreign manufacturing. In the event we can establish a solid manufacturing presence, offering products of similar quality, we will alleviate our dependence on foreign manufacturers. In addition, we may realize reduced costs by developing our own manufacturing operations.

We believe we can more readily control costs if we can increase our manufacturing capacity. We have made efforts to update and grow our manufacturing base. The acquisition of Yonglongxin is our initial step in this direction. Growing our manufacturing base should limit our dependence on foreign manufactured goods, while attaining a level of control on both the price and availability of our products. If we can increase manufacturing capacity, we will be less dependent on external sources of pulp and paper products and our dependence on foreign manufacturers. This independence could lead to shorter delivery times to consumers as well as tighter control and/or reduction of costs. There can be no assurances that we will be successful in either endeavor.

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
3.	Once dry, a bottom layer of the membrane is peeled off

4.       The transferring membrane is coated again, run through the drying machine, and wound into rolls of paper

5.       Using a computerized slitting machine, rolls of paper are then cut into sheets based on specifications from customer

6.       The paper is placed again on the computerized slitting machine and the sheets of paper are trimmed further based on customer specifications

We have established an internal research and development program with the acquisition of Yonglongxin and the R & D Center. This research and development program could lead to the creation of new innovative products. New innovative products could command a higher profit margin in the industry. However, there is no guarantee that the program will generate new products and there can be no assurances that any new products will receive a favorable reception in the industry.

Consolidated Operations

We consolidated the operations of two of our divisions in an effort to reduce fixed operational expenses. We will continue to operate the underlying business of each entity from the headquarters located in Ningbo. The two discontinued divisions are Shanghai An’ Hong Paper Company Limited, ("An’ Hong") and Ningbo Long' An Industry and Trade Company Limited ("Long' An"). The remote operations were established as additional offices in Shanghai in an effort to improve client relations and extend the brand awareness of our products and services throughout China. Furthermore, we believe we can improve our status among financial institutions in China as a large group with additional operations in various business segments. Unfortunately the cost of the additional offices proved too costly. We will service the clients of An’ Hong and Long’ An from our headquarters in Ningbo. The fixed assets, office equipment and entities were sold to Shanghai DIJI Investment Management Company.

Shanghai An’ Hong Paper Company Limited, ("An’ Hong")

We established Shanghai An’ Hong Paper Company Limited, ("An’ Hong") in April 2001. An’ Hong was established in an effort to provide better customer service to clients in the Shanghai region. Management estimated that with the An’ Hong operation, our representatives would develop stronger business relationships with paper manufacturing facilities in the Shanghai region. Unfortunately the additional expense associated with the An’ Hong operation exceeded the incremental revenues of the Shanghai operation. Furthermore, expenses associated with the Shanghai operation were expected to increase substantially. This issue was exacerbated by the incremental tax liabilities of the Shanghai operation. An’ Hong is taxed on gross revenues; in turn despite the decreased net contribution of the Shanghai operation, the tax cost remained constant.

An’ Hong generated revenues of $3,397,606 in fiscal 2004 and $2,265,840 in fiscal 2005.

Management believes we can continue to service customers of An’ Hong from the headquarters in Ningbo. With advances in technology and improved transportation, our representatives should continue to forge strong relationships with customers in the Shanghai region.

Ningbo Long' An Industry and Trade Co. Limited ("Long' An")

We established Ningbo Long' An Industry and Trade Company Limited (“Long’ An”) in September 2002. Long’ An was established as a new division to develop international trade opportunities. Management created the operations in an effort to create a presence in Shanghai and capture a share of the growing import/export market of China. However the effort to create an individual brand identity in international trade proved too costly. We determined we could leverage resources of established import/export operations in China.

Long’ An generated revenues of $5,157,886 in fiscal 2004 and $3,373,837 in fiscal 2005.

We sold the assets of Shanghai An’ Hong Paper Company Limited, and Ningbo Long' An Industry and Trade Company Limited to Shanghai DIJI Investment Management Company in April 2005. At the time of sale, Shanghai An’ Hong Paper Company Limited held net assets of 1,840,445.52 RMB ($222,276 USD). At the time of sale, Ningbo Long' An Industry and Trade Company Limited held part of fixed assets and inventory of 771,933 RMB ($95,183 USD). In exchange for the assets of An’ Hong and Long’ An, we received a note receivable due on December 31, 2005 in the amount of 1,500,000 RMB ($184,957 USD) and a note receivable due on June 30, 2006 in the amount of 1,503,729.67 RMB ($185,417 USD). The note receivable due on December 31, 2005 has been paid to the Company during the year. As of June 30, 2006, there is still outstanding balance of 1,355,790 RMB ($169,336 USD) for the note payable due on June 30, 2006. The management expected that the balance should be paid off during the fiscal year 2007.

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

National imports to the PRC account for approximately 15% of the total consumption in China. Currently the supply structure of the paper industry in China is insufficient as compared with the national demand. Approximately 80% of domestic production capacity is middle- and low-end paper. This segment of the national paper industry experiences significant competition which represent low margins to the manufacturer. However, high quality application of paper products depend on imported products. Our focus is to capitalize on this dearth of supply. Our intent is to capture a share of the national market by manufacturing a premium quality product. There is a supply gap in the high-end paper market, causing high margins and relatively little competition. We intend to expand upon our tradition of customer satisfaction in the premium grade area of the market; as this represents an opportunity for improved profit margins. , ,

2005 Private Offerings

During the year ended June 30, 2005 the Company commenced an offering of securities. The March 2005 Private Placement closed on March 1, 2005 (the “March 2005 Private Placement”). During the year ended June 30, 2006 the Company commenced an offering of securities. The July

_________________________

 Crouching Fiber, Paper Dragon: China and the Global Paper Market

 Metafore 2000; www.metafore.org

 Economic Transition and Demand Pattern: Evidence from China's Paper and Paperboard Industry. By Haizheng Li, Jifeng Luo, Patrick McCarthy

2005 Private Placement closed on July 11, 2005 (the “July 2005 Private Placement”). Furthermore on January 24, 2006 the Company provided a conversion offer for the outstanding principal and interest due to the investors. The following are the details of each transaction:

March 2005 Private Placement

On March 1, 2005, the Company closed a private offering of Units. Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% (“March Notes”) and Class A common stock purchase warrants (5 warrants per dollar invested) to purchase shares of our common stock at $.40 per share for a period of five (5) years following the closing of the offering (“March Warrants”). The minimum subscription was for $50,000 or one Unit; which consisted of a secured convertible promissory note with a face value $50,000, carrying an annual coupon of 8% and 250,000 March Warrants (5 Warrants for every dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net after commission and non accountable expenses of $35,750 paid to Skyebanc, Inc., the placement agent). The Units were sold to a total of 7 “accredited investors,” as that term is defined under the Securities Act of 1933, as amended. The March Notes were scheduled to mature six months following the closing of the offering. Interest payments were payable monthly. Principal payment was due at maturity. As a result, the Company issued an aggregate of 1,787,500 March Warrants ($357,500 x 5 = 1,787,500).

At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents for the March 2005 Private Placement contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. The provision included in the terms of the offering was as follows: It is anticipated that the Company will endeavor to offer additional securities under similar terms to this offering. In the event the company engages the placement agent to secure additional investment capital under similar terms to this offering, the investment amount secured from the March 2005 Private Placement will be invested under the terms of the future offering.

This subsequent offering, described herein under the heading “July 2005 Private Placement,” took place beginning on May 9, 2005, was similar to the offering terms of the March 2005 Private Placement, with the exception of the primary term of the convertible promissory note. Each of the investors retained ownership of the March Warrants issued to them as per the terms of the March 2005 Private Placement.

The March Notes included in the March 2005 Private Placement were convertible into common stock. The Company may convert a portion of the remaining principal and accrued interest due into shares of common stock, upon notice, at a conversion rate equal to a 20% discount to the weighted average bid price for the previous five days prior to receipt of notice of conversion. The Company can elect to convert provided that the Company notifies the holder of its intent to convert to shares of common stock by the 15th calendar day of the month preceding such anticipated conversion.

Furthermore the Company can elect to convert the remaining principal and accrued interest due into shares of common stock at the greater of; 10% of the remaining principal value of the note for the previous five days prior to receipt of such notice of conversion, or 25% of the average weighted daily value of the common stock.

The investor can elect to convert all remaining principal and interest due into shares of common stock to a 20% discount to the market with a floor of $.40.

Conversion by either the Company of the holders of the March 2005 Notes can occur in the event all of the following criteria are met: (i) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind. (ii) the average daily trading volume as measured for the prior 60 days to Notice of Conversion is no less than 50,000 shares per day, (iii) the weighted average daily price per share as measured from the five trading days prior to Notice of Conversion is no less than $0.50 per share, (iv) common stock must be delivered within 3 business days of the 1st of the Current Month

As per the terms of the March 2005 Private Placement, the Company exchanged the investment amount of the March 2005 Private Placement into the terms of the subsequent July 2005 Private. The investment amount of the March 2005 Private Placement of $357,500 received on March 1, 2005 were exchanged for $357,500 worth of the July 2005 Private Placement described herein. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. This subsequent offering, described herein under the heading “July 2005 Private Placement,” took place beginning on May 9, 2005 and was similar to the offering terms of the March 2005 offering, with the exception of the primary term of the convertible promissory note. Each of the investors retained ownership of the March Warrants issued to them as per the terms of the March 2005 Private Placement.

Skyebanc, Inc. (“Skyebanc”), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a sales commission of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis.

July 2005 Private Placement

On July 11, 2005, the Company closed on the sale of units under the July 2005 Private Placement. The Company sold an aggregate of $1,927,400 worth of Units; Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor carrying an annual coupon of 8% (“July Notes”) and Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The Units were sold to "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The July

Notes were secured by 12,250,000 shares of common stock held in the name of David Wu, President and Chairman of Dragon International Group Corp. (“Dragon Nevada”), 7,150,000 shares of common stock in the name of Shun Li Shi, a shareholder, a minimum of $150,000 in readily available funds, and a mining facility valued at $3,000,000 owned by David Wu. The minimum subscription was for $100,000 or one Unit; which included a secured convertible promissory note with a face value of $100,000, carrying an annual coupon of 8% and 200,000 July Warrants (2 warrants per dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. (“July 2005 Private Placement”)

Of the total of $1,927,400 in gross proceeds, $1,569,900 was received from the sale of the Units to 29 new accredited investors ($1,373,453 net; legal of $41,457, 8% commission and 2% non accountable expense payable to Skyebanc, Inc. of $154,990) and $357,500 worth of Units to 7 repeat investors from the March 2005 Private Placement. $1,423,900 ($357,500 from the March 2005 Private Placement and $1,066,400 in new investments received from 20 investors) of the July 2005 Private Placement was received on or prior to June 30, 2005, the close of our 2005 fiscal year, while $503,500 in new investments from 9 investors was received in July 2005, the fist quarter of our 2006 fiscal year.

As a result, the Company issued an aggregate of 3,854,800 July Warrants. Of the 3,854,800 July Warrants, 715,000 were issued to 7 accredited investors who converted their aggregate investment of $357,500 from the March 2005 Private Placement into the July 2005 Private Placement. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. Of the 3,854,800 July Warrants, 2,132,800 were issued to 20 investors who subscribed to the July 2005 Private Placement on or prior to June 30, 2005, the close of our 2005 fiscal year, and 1,007,000 were issued to 9 investors who subscribed to the July 2005 Private Placement between July 1, 2006 through July 11, 2006, during the first quarter of our 2006 fiscal year.

In connection with the July 2005 Private Placement, the Company granted a total of 3,854,800 July Warrants (715,000 July Warrants from the $357,500 from 7 repeat investors under the exchange, and 3,139,800 July Warrants from the $1,569,900 from new investors). As mentioned earlier the July 2005 Private Placement included Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The warrants are exercisable immediately and expire in July 2010.

Principal payments began on the first day of the fourth month following the final closing date of the offering. The amount of principal paid each month was 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the July Notes would have been due on the first day of the 24th month following the final closing of the offering.

The Company at its option may elect to pay the current portion of principal and/or interest into shares of common stock. The Company shall provide the holder with fifteen (15) days written notice prior to such payment (“Company Conversion Notice”). The holder may receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to Company Conversion Notice, subject to a $.55 ceiling. The Company may elect to convert the current portion of unpaid interest and/or principal due to the holder under the condition that certain criteria are met which include: (i) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind., (ii) the average daily trading volume as measured for the prior 20 days to payment is as follows: (a) 100,000 shares per day for an aggregate principal balance in excess of $2,000,000.00 (b) 75,000 shares per day for an aggregate principal balance in excess of $500,000.00 but less than $2,000,000.00 (c) 50,000 shares per day for an aggregate principal balance less than $500,000.00 (d) No less than 100,000 shares per day if the an aggregate principal balance is in excess of $2,000,000.00 and, (iv) The average daily price per share as measured from the five trading days prior payment is no less than $0.24 per share.

At the sole election of the holder, regardless of the conditions necessary for the Company conversion, any portion of the unpaid principal balance of the July Notes, together with any interest which may have accrued through the date of such conversion, may be converted into shares of common stock of the Company. The holder shall provide the Company with fifteen (15) days written notice prior to such payment (“holder Conversion Notice”). The holder may elect to receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to holder Conversion Notice. The holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share.

The investors in the July 2005 Private Placement were granted 45 day demand registration rights to cover the resale of the shares of common stock issued upon conversion as well as the common stock underlying the investor warrants, which included both the March Warrants and the July Warrants.

Furthermore, should a registration statement not be declared effective within 120 days from the closing date of July 11, 2005 and the closing bid price for any three of the previous 20 trading days is greater than $.6875, the Company shall pay liquidation damages in the amount of 2%. The registration statement was not declared effective. However the common stock has never traded above $.6875, so therefore the Company did not incur any penalty.

Skyebanc, Inc. (“Skyebanc”), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a sales commission of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. The sales commission of 8% and the 2% non-accountable fee was paid on the balance of new subscriptions of $1,569,900. As placement agent, the Company granted Skyebanc, Inc. warrants to purchase 500,000 shares of our common stock exercisable at $.01 per share expiring on July 11, 2010 (“Placement Agent Warrants”).

January Conversion Offer

On January 24, 2006, the Company made a universal conversion offer to all of the holders of our July 2005 Private Placement (“January Conversion Offer”). The January Conversion Offer

presented the holders an opportunity to (i) convert the outstanding principal and interest due on the July Notes into shares of our common stock at a conversion price of $.09 per share, (ii) the reduction of the exercise price on March Warrants included in the March 2005 Private Placement from $.40 per share to $.15 per share, and July Warrant included in the July 2005 Private Placement from $.40 to $.15 per share, and (iii) the Company would grant additional common stock purchase warrants equal to the number of March Warrants and July Warrants held by each holder from the March 2005 Private Placement and the July 2005 Private Placement. The Company would grant Class A common stock purchase warrants to purchase shares of our common stock at $.15 per share for a period of five (5) years from the date of grant, January 24, 2006 (“Conversion Warrants”).

34 of 36 holders accepted the January Conversion Offer and elected to convert the full amount of principal and interest due under the July Notes. One investor elected to convert half of the principal and interest due under the July Notes, while another investor elected not to convert under the terms of the January Conversion Offer. These two investors were subscribers to the July 2005 Private Placement only and were not subscribers to the July 2005 Private Placement.

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34 holders consenting to the January Conversion Offer were due an aggregate of $1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 = 17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March Warrants and 3,604,800 July Warrants. The Company reduced the exercise price on the 1,787,500 March Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July Warrants from $.30 to $.15.

The holder who elected to convert half of the July Notes was due $86,286 in principal and interest as of February 10, 2006. As such the investor converted $43,143, (half of the current principal and interest due) the Company issued 479,365 shares of common stock, reduced the exercise price on 100,000 of the July Warrants to $.15 and granted 100,000 Conversion Warrants. (Original investment of $100,000 in the July 2005 Private Placement, therefore 200,000 July Warrants)

The holder who elected to convert half of the July Notes retained ownership of 100,000 of the 200,000 July Warrants received in the July 2005 Private Placement. The holder who elected not to convert, retained ownership of the principal amount of $25,000 in July Notes, of which $21,571.43 in principal and interest was due as of February 10, 2006, and retained ownership of 50,000 July Warrants for which the exercise price remained constant at $.40 per share.

Subsequently, on February 10, 2006 these two holders assigned their July Notes to third parties who subsequently converted under the terms of the January Conversion Offer. As of February 10, 2006 the two holders who did not consent to the January Conversion Offer were due an aggregate of $64,714 in principal and interest on the July 2005 Notes. One investor was due $21,571 and one was due $43,143 ($86,286 divided by half = $43,143). Following assignment, the new holders of the remaining July Notes elected to convert under the January Conversion Offer. As such the Company issued 719,048 shares of common stock ($64,714 divided by $.09 = 719,048).

In total as a result of the January Conversion Offer, the Company converted a total of $1,663,071 in principal and interest from the July Notes. ($1555,214 + $43,142 + $64,714 = $1,663,071) issued 18,478,568 shares of common stock ($1,663,071 divided by $.09 = 18,475,565), reduced the exercise price on 5,492,300 warrants (3,704,800 July Warrants and 1,787,500 March Warrants) and granted 5,492,300 Conversion Warrants. The exercise price on 150,000 July Warrants remained constant at an exercise price of $.30 per share.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services as placement agent at an exercise price of $.01 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,205 to be amortized over the term of the July Notes. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. The placement fees were deemed to be a deferred debt offering cost and were amortized as a debt issuance cost over the term of the July Notes. For the year ended June 30, 2006, the Company fully amortized debt issuance costs amounting to $338,091.

In June 2006, we elected to withdraw our registration statement. The Company incurred heightened costs related to the registration statement. As the investors from the March 2005 Private Placement and the July 2005 Private Placement converted into common stock as per the January Conversion Offer, the investors were able to remove the restrictive legend on the shares via Rule 144. As such the Company elected not to pursue the registration given the increasing costs associated with the registration statement. In the future the Company may decide to file a registration covering the March Warrants, the July Warrants, and the Conversion Warrants. Until such time as this future registration statement is filed and declared to be effective, the Company does not expect to receive any proceeds from the exercise of the March Warrants, the July Warrants, and the Conversion Warrants

Competition

The pulp and paper industry is highly competitive and includes both small companies as well as large, diversified firms. Many of our competitors possess greater financial, technical and marketing capabilities than us. The industry is not dominated by any one firm.

The principal competitor for SBS and CCB products is Ningbo Zhuoli Corporation, which generates approximately 4,500 tons annually.

There are three principal competitors for our composite paperboard product, including

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

While no assurances can be provided, management believes we have the resources to emerge as a market leader in all our business segments. However, a large number of established and well financed entities are active in our industry. Nearly all such entities have financial resources, technical expertise and managerial capabilities similar to ours and, consequently, we expect that our industry will remain very competitive in the foreseeable future.

Management believes that China represents one of the world's fastest growing economies. While no assurances can be made, management expects the Chinese economy will continue to grow rapidly. China has grown to become a manufacturing powerhouse, primarily due to low manufacturing costs. Inherent with this tremendous export market of Chinese goods is a growing packaging market to deliver these products. Our intention is to capture an increased share of the packaging market.

Ningbo Dragon faces competition in a number of areas. It has been an agent for IP products on a non exclusive basis since 1998. Although non-exclusive in nature, management believes that we have developed a stable relationship with IP and this relationship places Ningbo Dragon in a favorable position among other domestic agents of Federal SBS. Global agents for pulp and paper products may have difficulty securing a relationship with a company such as International Paper Company. Although IP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IP. As such it will be difficult for new local agents to emerge and establish a relationship with IP in the near future. However, competition is strong and local agents continue to seek a relationship with IP, especially due to the quality if its products. Furthermore, IP may decide to develop an internal sales and distribution network in China. We do not feel this event will occur, as the process will be very costly and time consuming.

In the future the quality of SBS manufactured domestically should improve. Management plans to expand our position in this segment by: (i) expanding our manufacturing base to incorporate our own form of a high quality SBS manufactured in China; and (ii) establishing additional relationships with domestic manufacturer of a high quality SBS. The main competitor for SBS is Ningbo Zhuoli Corporation, who has approximately 5% to 6% of this market.

Ningbo Dragon has been an agent of APP since 1998. Although it is not an exclusive agent, it has established a stable relationship with APP. Management believes this relationship places us in a favorable position among other domestic agents of Hang Kong CCB. We believe that global agents for pulp and paper products may have difficulty securing a relationship with a company such as Asia Pulp and Paper (“APP”). Although APP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as APP. As such it will be difficult for new local agents to emerge and establish a relationship with APP in the near future. However, competition is strong and local agents continue to seek a relationship with APP, especially due to the quality if its products. Our main competitor in this market segment is Ningbo Zhuoli Corporation, whose annual sales amount is approximately 3,000 tons.

Yonglongxin manufactures various grades of composite paperboard. Yonglongxin has two principal competitors in this market: Xinglian Aluminum Limited Corporation, a subsidiary of Jiangsu Dare Group and Shanghai Luxin Packaging Material Corporation. Xinglian Aluminum Limited Corporation is estimated to have revenues of RMB 120 million (USD 14,510,278) in 2004. The other competitor, Shanghai Luxin Packaging Material Corporation, has estimated revenues in excess of RMB 100 million (USD 12,091,898) in 2004. These figures were derived from promotional materials issued by these companies.

Aging equipment and heightened quality requirements may impact our current market status. Ningbo Dragon has applied $723,282 of the proceeds received from private offerings to upgrade equipment and technology. While no assurances can be provided, this improvement should enhance our ability to effectively compete.

Yonglongxin has two principal competitors in this market: Xinglian Aluminum Limited Corporation, a subsidiary of Jiangsu Dare Group and Shanghai Luxin Packaging Material Corporation. Xinglian Aluminum Limited Corporation is estimated to have revenues of RMB 120 million (USD 14,510,278) in 2004. The other competitor, Shanghai Luxin Packaging Material Corporation, has estimated revenues in excess of RMB 100 million (USD 12,091,898) in 2004. These figures were derived from promotional materials issued by these companies.

The major competitors in the pharmaceutical packaging industry in China are Shanghai Haishun Packaging Material Co., Ltd. with a manufacturing capacity of 180 tons per year; and Shantou Beihai Packaging Material Co., Ltd., with a manufacturing capacity of 240 tons per year.

Patents and Trademarks

Although the process for protecting patents in the PRC varies greatly from that of the US, there has been a recent increase in governmental protection of intellectual property rights that coincided with the development of capitalism in China. We have taken all steps necessary to register the brand name “Yonglongxin”.

In addition, Shanghai JinKui Packaging Material Co., Ltd. filed a patent with the People’s Republic of China Intellectual Property Bureau in March 2006 for two new packaging products. Typically, it takes a minimum of 12 months for manufacturing patent applications to be approved and 24 months for Technology/Invention patent applications to be approved. Once our manufacturing patent is approved, JinKui will consider manufacture these two products on a small scale.

Multiple Layers Aluminum blister packing chip applied in March 2006.

Manufacturing patent application number: 200610049813.5

Technology/Invention patent application number: 200620101646.9

Multiple Layers Aluminum blister packing foil applied in March 2006.

Manufacturing patent application number: 200610049812.0

Technology/Invention patent application number: 200620101648.9

Presently we do not have any patents. Our subsidiary, Shanghai JinKui Packaging Material Co., Ltd., has filed patent application covering various manufacturing processes or technologies. If our competitors independently develop manufacturing processes or technologies that are substantially equivalent or superior to our processes, the resulting increased competition could reduce the demand for our products. While we seek to protect our manufacturing processes and technologies through contractual obligations, including nondisclosure agreements with parties outside the PRC, and pending patents, we are not a party to any confidentiality agreements with our employees or third parties in the PRC. There can be no assurance, as to the degree of protection, that these contractual measures may potential afford us or will afford us. If these contractual measures fail to protect the integrity of our manufacturing processes or technologies, any advantage potentially afforded by those manufacturing processes or technologies would be negated.

Government Regulation

Our industry is not subject to any specific regulations. Management believes that our operations are conducted in compliance with all of the applicable regulations of the national, provincial, and local agencies that impact our operations.

PRC legal system

Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

Economic Reform Issues

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the RMB, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its Japanese and Korean customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Employees

As of June 30, 2006, we employed the following:

No. of
Function	Employees

Management and administration	33
Manufacturing, including quality control, and production	84
Research and development	6
Sales and marketing	21
Purchasing	2
Accounting	4

Logistics and technical                                                                                                       10

Total	160

All employees are primarily based in Ningbo, Hangzhou and Shanghai, China while some managerial and sales staff occasionally work in other Chinese cities or overseas for different projects. Each full-time Chinese employee is a member of a local trade union. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade union in Western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

Risk Factors

Our business plan is subject to numerous risk factors, including the following:

RISKS RELATED TO OUR BUSINESS

The management of our Company is located in the Peoples Republic of China (“PRC”) and we are materially dependent upon advisory services of a U.S. company. In the event this consultant fails to perform properly, or elects to discontinue its relationships with us, the results could have a negative impact on our ability to comply with the requirements of being a US public reporting company and may lead tour common stock being de-listed from trading on the OTCBB.

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

Our operations are based in the People’s Republic of China (“China” or “PRC”), our operating subsidiaries are Chinese companies and all of our business and operations are conducted in China. We are a party to certain material contracts, including supply contracts, purchase contracts and the lease for our principal offices and manufacturing facility. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot provide assurances that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of these hypothetical future events could have on our Company.

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

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;
•	the economic policies, even if pursued, will be successful;
•	economic policies will not be significantly altered from time to time; and
•	business operations in China will not become subject to the risk of nationalization.

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

We generate revenue and incur expenses and liabilities in both Chinese Renminbi (RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of Chinese RMB and other currencies in which our earnings and obligations are denominated. Recently, the Chinese government raised 2% of Chinese RBM against US dollar by floating Chinese RMB with a basket of foreign currencies. The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2005 and 2006.

At such time that we will be required to be compliant with SOX 404, we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

The OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. These limitations may be impediments to our quotation on the OTCBB. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB.

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

Because our stock currently trades below $5.00 per share, and is quoted on the OTCBB, our stock is considered a "penny stock" which can adversely affect its liquidity.

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

“Penny Stock” rules may make buying or selling our Securities difficult.

Trading in our Securities will be subject to the “penny stock” rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

Our majority clients are from the China cigarette industry, which is facing significant governmental actions aimed at reducing the consumption of cigarettes. As one of the largest cigarette consumption markets in the world, the Chinese government is following the world trends to enforce more regulations on the cigarette industry. Management does not think the Chinese cigarette industry will have a regression in the near future, but we cannot ignore the risks deriving from the fluctuation of the cigarette industry.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at Bldg 14, Suite A09, International Trading Center, 29 Dongdu Road, Ningbo, China 315000. This space consists of approximately 540 square feet of office space and is leased through December 31, 2008, at a monthly rental rate of $1,250. Ningbo Dragon operations are located at this location as well. Our principal office's telephone number is 86-574-56169308.

The operations of Yonglongxin are located at Jiangdong District of Ningbo City in Fuming County Zhang'ai Village Economic Cooperation Group, which consists of approximately 2,950 square meters (300,000 square feet), which location is subject to a lease agreement that expires December 31, 2008 at an annual rent of $34,525 (280,000 RMB). This space consists of approximately 60,000 square feet of office space and 240,000 square feet of manufacturing. The R&D Center is located within the Yonglongxin facility.

Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”) is located at Guangyuan Rd in Ningbo City. The main assets of Dragon Packaging are comprised of land, buildings and equipment, including 23,185 square meters of land, 8,500 square meters of building, and assorted manufacturing equipment. Among the 8,500 square meters of building; 1,859 square meters is used as office space, 1,580 square meters is a warehouse used to store raw materials and finished products, 3,723 square meters is used as manufacturing facilities, the remaining 1,338 square meters is a dormitory to house workers. The land is valued at approximately $2.5 million.

JinKui conducts its business at No.1555 Hengnan Road, Pujiang High-tech Park, Shanghai, China, 201114. JinKui operates a 12,700 square foot manufacturing facility. In 2005, JinKui received Good Manufacture Practice (GMP) certification from the Chinese State Food and Drug Administration (SFDA), as well a ISO9000 Quality Assurance System. JinKui’s facilities include a GMP certified lab and production plant. The plant has one printing machine, one assembly machine, and one cutting machine. The warehouse has sections to hold raw materials and finished products. JinKui manufactures a variety of blister packs.

We neither own nor lease any other properties, either real or personal. We believe our leases are on terms competitive with similar locations in the respective areas.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2005, our Board of Directors and majority shareholders executed and delivered to us a Written Consent to Corporate Action whereby they approved an amendment to our Articles of Incorporation, increasing the number of our authorized common shares from 50,000,000, to 200,000,000

Also, effective June 30, 2005, our Board of Directors and majority shareholders executed and delivered to us a Written Consent to Corporate Action whereby they approved the adoption of a Stock Option Plan. An aggregate of 5,000,000 shares of our common stock were reserved for issuance thereunder. As of the date of this report, options to purchase an aggregate of 5,000,000 shares of our common stock have been issued in favor of representatives who are not affiliates for consulting services, of which 3,450,000 shares of common stock were issued to representatives of China Direct Investments, Inc. a U.S. advisor.

There were no other matters submitted to our shareholders during the year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)    Our Common Stock began trading on the OTCBB operated by the NASD in August 2000 under the symbol “RHWY.” In October 2004, as a result of the reverse merger with Dragon International Group Corp. discussed above, our trading symbol changed to its current symbol, “DRGG.” The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Securities. The prices are adjusted to reflect all stock splits.

Bid Price
Quarter Ended	High Low

September 2004	$.32	$.24
December 2004	$.65	$.46
March 2005	$.59	$.35
June 2005	$.47	$.32

September 2005	$.32	$.16

December 2005	$.18	$.09
March 2006	$.22	$.082
June 2006	$.18	$.085

On October 13, 2006, the last reported sale price of the common stock on OTCBB was $0.14 per share.

As of October 13, 2006, there were 64,532,069 shares of our Common Stock outstanding.

(b)    Holders. As of October 13, 2006 there were approximately 64,532,069 shares of common stock issued and outstanding and 94 stockholders of record of the common stock, not including those persons who hold their securities in "street name."

(c)    Dividends. We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

While we have no current intention of paying dividends on our common stock, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

For the year ended June 30, 2006, amortization of imputed interest and beneficial conversion charged to interest expense was $1,580,779.The Company paid the interest expenses of $87,066 related to the private offerings during the year ended June 30, 2006.

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

Overview

We were incorporated on February 17, 1993, under the name “LBF Corporation” pursuant to the laws of the State of Nevada to engage in any lawful corporate purpose. In December 1997, we filed a registration statement with the United States Securities and Exchange Commission on Form 10-SB registering our Common Stock under the Securities Exchange Act of 1934, as amended (the "34 Act"). Our intention at that time was to seek to acquire assets or shares of an entity actively engaged in business that generated revenues or provided a business opportunity, in exchange for our securities. In effect, this filing caused us to be a fully “reporting company” under the 34 Act.

Effective April 17, 1999, we acquired certain assets owned by an unaffiliated person, including a proposed electronic commerce web site and the right to certain business names, including “Shopshopshopping.com,” “Retailhighway.com,” and “Greatestmall on earth.com” (the "Assets"). We issued shares of our Common Stock equal to ownership of approximately 33% of our then outstanding shares in exchange for all of the Assets. In addition, our shareholders approved an amendment to our Articles of Incorporation changing our name to “Retail Highway.com, Inc.” As a result of this acquisition, our principal business objective was changed to becoming a primary portal and transaction point for online extensions of “Bricks and Mortar” (“BAM”) retail stores. Due to negative business conditions, we ceased these operations in June 2002 and began seeking a merger or acquisition candidate. Relevant thereto, effective October 4, 2004, pursuant to an Agreement and Plan of Reorganization, we issued 24,625,000 shares of our Common Stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp. (“Dragon Florida”), a Florida corporation. On October 4, 2004, we changed our name to Dragon International Group Corp. a Nevada corporation, (“Dragon Nevada”).

Dragon International Group Corp., a Nevada corporation, (“Dragon Nevada”) owns a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida was founded in June 2004. Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”). On June 30, 2004, Dragon Florida acquired a 70% ownership interest of Ningbo Dragon International Trade Company, Limited, formerly known as Ningbo Anxin International Trade Company, Limited (“Anxin”). Ningbo Anxin International Trade Company, Limited changed its name to Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”) on July 7, 2005. On December 31, 2004, Dragon Florida acquired the remaining 30% ownership interest of Ningbo Dragon. Ningbo Dragon operates four subsidiaries; (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”). Ningbo Dragon acquired 100% interest in Yonglongxin in July 9, 2004. Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), acquired by Yonglongxin on August 1, 2005. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”). Ningbo Dragon acquired YongXin 60% interest in August 2005. (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”). Ningbo Dragon acquired 100% interest in Dragon Packaging on June 1, 2005. (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”). Ningbo Dragon acquired 100% interest in JinKui on June 30, 2006.

Our operations are conducted through Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon"), our wholly owned subsidiary. Ningbo Dragon is involved in the packing material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”), that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang’ai Village in Ningbo, China 315040; Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), created to develop, design and improve production methods in the specialty packaging industry in China. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”) manufactures, sells, and distributes cigarette packing materials, (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”), a manufacturer of specialized packaging materials products for the pharmaceutical and food industry, and (iv) Shanghai JinKui Packaging Material Company, Limited, a manufacturer of specialized packaging products for the pharmaceutical and food industry. Ningbo Dragon has a distribution network covering east and central China.

Our principal executive offices are located at Bldg 14, Suite A09, International Trading Center, 29 Dongdu Road, Ningbo, China 315000, telephone: 86-574-56169308. For more information on us, prospective investors are encouraged to review the filings available with the Securities and Exchange Commission at www.sec.gov. All prospective investors are invited to visit our website at www.drgg.net. Prospective investors should be aware that the information contained on our website is not a part of this prospectus. Investors should rely only upon the information contained herein.

See "Part I, Item 1, Description of Business," above, for a detailed description of the business of these subsidiaries.

Ningbo Dragon consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Ningbo Dragon operates the underlying business of each entity from the headquarters located in Ningbo. The two consolidated divisions are; Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). The remote operations were established in an effort to improve client relations and extend the brand awareness of Ningbo Dragon products and services throughout China. Furthermore Ningbo Dragon can improve its status among financial institutions in China, as a large group with multiple operations. Unfortunately the cost of the additional offices proved too costly. Ningbo Dragon will service the clients of An'Hong and Long'An as they continue to operate the underlying business of each entity from the headquarters in Ningbo. The fixed assets, office equipment and entities were sold to Shanghai DIJI Investment Management Company.

Ningbo Dragon imports pulp and paper products manufactured overseas and distributes those products in China. The general process of a typical order are; (i) initial purchase order from customer, (ii) relay the purchase order to international supplier; (iii) receive letter of credit from bank; (iv) schedule transportation from supplier; (v) schedule transportation to customer; and (vi) receive payment from customer. This entire process can take anywhere from two to three months.

Often times, extenuating factors such as weather or holidays may prolong this process, causing a delay in payment or shipment.

The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

Foreign Exchange Considerations

Since revenues from our operations in the PRC accounted for 100% of our net revenues for fiscal 2006 and fiscal 2005, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the local currency or the Chinese dollar called the Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2006 was $172,952. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar. Countries, including the United States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar. It also increased the value of its currency 2% higher against the U.S. dollar, effective immediately

If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively impacted upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to 20 years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation- -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS No.123R in the first quarter of fiscal year 2006.

Results of Operations

YEAR ENDED JUNE 30, 2006 AS COMPARED TO YEAR ENDED JUNE 30, 2005

Dragon International Group Corp., a Nevada corporation, (“Dragon Nevada”) owns a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”). Ningbo Dragon, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Our operations are conducted through Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon"), our wholly owned subsidiary. Ningbo Dragon is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products.

In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”), that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang’ai Village in Ningbo, China; Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), created to develop, design and improve production methods in the specialty packaging industry in China. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”) manufactures, sells, and distributes cigarette packing materials, (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”), operates a pulp and manufacturing facility and (iv) Shanghai JinKui Packaging Material Company, Limited, a manufacturer of specialized packaging products for the pharmaceutical industry. Ningbo Dragon has a distribution network covering east and central China.

Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture, distribution of paper and pulp related products.

Revenues

During our fiscal year ending June 30, 2006, we generated revenues of $18,434,087 as compared to revenues of $11,282,376 for our fiscal year ended June 30, 2005, an increase of $7,151,711 (63.3%). For the year ended June 30, 2006, we recorded revenues from our Yongxin subsidiary acquired effective July 1, 2005 of approximately $2,618,639. The remaining increase was attributable to sales to new customers of $2,533,750 during the year ended June 30, 2006.

Cost of Sales and Gross Profit

During our year ended June 30, 2006, our cost of sales was $16,633,015, compared to $10,191,270 during our year ended June 30, 2005, an increase of $6,441,745, or 63.2%. As a percentage of net revenues, our cost of sales for the period ended June 30, 2006 was 90.23% as compared to 90.32% for the period ended June 30, 2005, a small increase as a percentage of our revenues.

For the year ended June 30, 2006, gross profit for the period was $1,801,072, as compared to gross profit of $1,091,106 for the fiscal period ended June 30, 2005, an increase of $709,966. For the fiscal period ended June 30, 2006, gross profit on a percentage basis increased to 9.77% from 9.67% for the same fiscal period ended June 30, 2006, a small increase as a percentage of our revenues.

Total Operating Expenses

For the year ended June 30, 2006, total operating expenses amounted to $1,280,998 as compared to $1,156,036 for the year ended June 30, 2005, an increase of $124,962. The increase was attributable to the following:

For the year ended June 30, 2006, we recorded non-cash compensation expense of $255,977 as compared to $0 for the year ended June 30, 2005, an increase of $255,977 or 100%. This amount represented the value of shares of our common stock we issued as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2007, we cannot predict the amount of expense which will be attributable to such agreements;

For the year ended June 30, 2006, selling expenses amounted to $413,912 as compared to $425,082 for the year ended June 30, 2005, a decrease of $11,170 or 2.6%. This decrease was attributable to a decrease in shipping costs to customers of approximately $67,006. The Company was able to decrease actual shipping costs by concentrating sales within geographic proximity; this has served to reduce actual shipping costs, although we are experiencing increased costs related to shipping. We experienced a decrease in salaries of approximately $19,827 due to reduction in sales staff through the use of outside sales representatives. We experienced a decrease in warehouse expenses of approximately $7,658 due to centralized management during the year ended June 30, 2006. These decreases were offset by an increase in travel and entertainment expenses of $82,890.

For the year ended June 30, 2006, general and administrative expenses were $611,109 as compared to $730,954 for the year ended June 30, 2006, a decrease of $119,845 or approximately 16.3%. The decrease was attributable to the following:

For the year ended June 30, 2006, consulting expenses amounted to $13,692 as compared to $91,769 for the year ended June 30, 2005, a decrease of approximately $78,077. In Fiscal 2005 approximately $19,269 of the consulting expense was attributable to the use of an external sales consultant to assist in product sales. In the current fiscal year, we did not employ the services of the external product sales consultant. Furthermore, Ningbo Dragon received a refund of consulting fees amounting to approximately $42,000 from NingBo HaiShu HeSheng Consulting Company that reduced our general and administrative expenses.

For the year ended June 30, 2006, professional fees amounted to $6,645 as compared to $78,335 for the year ended June 30, 2005, a decrease of $71,690. During the year ended June 30, 2005 we incurred additional auditing fees related to financial statements for the fiscal years ended June 30, 2004 and 2003.

For the year ended June 30, 2006, rental expense amounted to $59,056 as compared to $20,615 for the year ended June 30, 2005, an increase of approximately $38,441. The increase is primarily attributable to the rental expense of Yongxin acquired effective July 1, 2005. The rental expense for Yongxin during the year ended June 30, 2005 amounted to $32,522.

Total Other Income

For the fiscal year ended June 30, 2006 we reported total other income of $371,838 as compared to Total Other Income of $80,146 for the year ended June 30, 2005. This other income is primarily associated with income recognized from the value added tax rebates received from the respective tax authority. We accrued for value-added taxes (“VAT”) recorded on the sale of our paper products. Our paper products are subject to VAT, as imposed by the PRC or the local provincial tax authorities in the PRC. We charge, collect and remit VAT on the sales of our products. The Company routinely receives abatements of VAT, as we participate in our local provincial program of hiring employees with physical handicaps. The respective tax authorities in the PRC notify us of our VAT abatements after the VAT is collected. We pass the VAT on to the customer, incorporating the tax in our cost. Until we receive notification of the amount of VAT abated from the respective tax authorities, this VAT remains accrued. Upon notification from the tax authorities that VAT had been either abated, or has been partially abated, as determined by the respective tax authority, the excess of accrued VAT is then reclasssified into other income as this rebate is not remitted to the customer. Under PRC tax regulations; in the event that VAT collected by the Company from customers are either abated, or partially abated, the amount of VAT abated is not required to be refunded to customers.

For the year ended June 30, 2006, debt issuance costs were $338,091 as compared to $20,854 for the year ended June 30, 2005. This was related to the amortization of placements fees paid in connection with the July 2005 Private Placement described herein for the year ended June 30, 2006 and March 2005 Private Placement described herein for the year ended June 30, 2005. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized debt issuance costs.

In accordance with FAS No. 84, “Induced Conversion of Convertible Debt”, we recognized an expense equal to the fair value of the additional securities and other consideration issued for conversions. Accordingly, we recorded debt settlement expense of $914,689 related to 18,478,565 shares of common stock issued upon the January Conversion Offer and $411,864 of debt settlement expense related to the granting warrants to purchase 5,492,300 Conversion Warrants for an aggregate debt settlement expense of $1,326,553.

For the year ended June 30, 2006, interest expense was $1,838,066 as compared to $315,704 for the year ended June 30, 2005, an increase of $1,522,362. The $1,838,066 in interest expense was comprised of $1,580,779 in amortization of discount on the July Notes that was included in interest expense related to the March 2005 Private Placement and July 2005 Private Placement and $87,066 of actual interest expenses paid related to the March 2005 Private Placement and July 2005 Private Placement and $170,221 interest expenses related to increased borrowings. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized discounts related to the July Notes and the March Notes.

As a result of these factors, we reported a net loss of $(2,594,117) or a net loss of $.06 per common share for the year ended June 30, 2006, as compared to net loss of $(266,916) or net loss of $.01 per common share for the year ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had $466,272 in cash. At June 30, 2006, our cash position by geographic area is as follows:

United States	$369
China	465,903
Total	$ 466,272 =======

March 2005 Private Placement

On March 1, 2005, the Company closed a private offering of Units. Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% (“March Notes”) and Class A common stock purchase warrants (5 warrants per dollar invested) to purchase shares of our common stock at $.40 per share for a period of five (5) years following the closing of the offering (“March Warrants”). The minimum subscription was for $50,000 or one Unit; which consisted of a secured convertible promissory note with a face value $50,000, carrying an annual coupon of 8% and 250,000 March Warrants (5 Warrants for every dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net after commission and non accountable expenses of $35,750 paid to Skyebanc, Inc., the placement agent). The Units were sold to a total of 7 “accredited investors,” as that term is defined under the Securities Act of 1933, as amended. The March Notes were scheduled to mature six months following the closing of the offering. Interest payments were payable monthly. Principal payment was due at maturity. As a result, the Company issued an aggregate of 1,787,500 March

Warrants ($357,500 x 5 = 1,787,500).

At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents for the March 2005 Private Placement contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. The provision included in the terms of the offering was as follows: It is anticipated that the Company will endeavor to offer additional securities under similar terms to this offering. In the event the company engages the placement agent to secure additional investment capital under similar terms to this offering, the investment amount secured from the March 2005 Private Placement will be invested under the terms of the future offering.

This subsequent offering, described herein under the heading “July 2005 Private Placement,” took place beginning on May 9, 2005, was similar to the offering terms of the March 2005 Private Placement, with the exception of the primary term of the convertible promissory note. Each of the investors retained ownership of the March Warrants issued to them as per the terms of the March 2005 Private Placement.

The March Notes included in the March 2005 Private Placement were convertible into common stock. The Company may convert a portion of the remaining principal and accrued interest due into shares of common stock, upon notice, at a conversion rate equal to a 20% discount to the weighted average bid price for the previous five days prior to receipt of notice of conversion. The Company can elect to convert provided that the Company notifies the holder of its intent to convert to shares of common stock by the 15th calendar day of the month preceding such anticipated conversion.

Furthermore the Company can elect to convert the remaining principal and accrued interest due into shares of common stock at the greater of; 10% of the remaining principal value of the note for the previous five days prior to receipt of such notice of conversion, or 25% of the average weighted daily value of the common stock.

The investor can elect to convert all remaining principal and interest due into shares of common stock to a 20% discount to the market with a floor of $.40.

Conversion by either the Company of the holders of the March 2005 Notes can occur in the event all of the following criteria are met: (i) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind. (ii) the average daily trading volume as measured for the prior 60 days to Notice of Conversion is no less than 50,000 shares per day, (iii) the weighted average daily price per share as measured from the five trading days prior to Notice of Conversion is no less than $0.50 per share, (iv) common stock must be delivered within 3 business days of the 1st of the Current Month

As per the terms of the March 2005 Private Placement, the Company exchanged the investment amount of the March 2005 Private Placement into the terms of the subsequent July 2005 Private. The investment amount of the March 2005 Private Placement of $357,500 received on March 1, 2005 were exchanged for $357,500 worth of the July 2005 Private Placement described herein. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. This subsequent offering, described herein under the heading “July 2005 Private Placement,” took place beginning on May 9, 2005 and was similar to the offering terms of the March 2005 offering, with the exception of the primary term of the convertible promissory note. Each of the investors retained ownership of the March Warrants issued to them as per the terms of the March 2005 Private Placement.

In connection with the 1,787,500 warrants granted under the March 2005 Private Placement, the Company recorded a discount on the March Notes in the amount of $239,510 that was amortized over the term of the March Notes, which was 6 months. The warrants were valued to the extent of their allocable percentage to the total value of the convertible debentures. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years.

Upon initial issuance of March Notes the Company recorded a beneficial conversion in the amount of $44,688 to be amortized over the term of the March Notes, which was 6 months.

In connection with the principal amount of the March Notes being exchanged into the terms of the July 2005 Private Placement; the Company recorded an additional beneficial conversion amount of $52,723 that will be amortized over the term of the July Notes, which was 24 months.

Skyebanc, Inc. (“Skyebanc”), a NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a sales commission of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis.

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

July 2005 Private Placement

On July 11, 2005, the Company closed on the sale of units under the July 2005 Private Placement.

The Company sold an aggregate of $1,927,400 worth of Units; Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor carrying an annual coupon of 8% (“July Notes”) and Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The Units were sold to "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The July Notes were secured by 12,250,000 shares of common stock held in the name of David Wu, President and Chairman of Dragon International Group Corp. (“Dragon Nevada”), 7,150,000 shares of common stock in the name of Shun Li Shi, a shareholder, a minimum of $150,000 in readily available funds, and a mining facility valued at $3,000,000 owned by David Wu. The minimum subscription was for $100,000 or one Unit; which included a secured convertible promissory note with a face value of $100,000, carrying an annual coupon of 8% and 200,000 July Warrants (2 warrants per dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. (“July 2005 Private Placement”)

Of the total of $1,927,400 in gross proceeds, $1,569,900 was received from the sale of the Units to 29 new accredited investors ($1,373,453 net; legal of $41,457, 8% commission and 2% non accountable expense payable to Skyebanc, Inc. of $154,990) and $357,500 worth of Units to 7 repeat investors from the March 2005 Private Placement. $1,423,900 ($357,500 from the March 2005 Private Placement and $1,066,400 in new investments received from 20 investors) of the July 2005 Private Placement was received on or prior to June 30, 2005, the close of our 2005 fiscal year, while $503,500 in new investments from 9 investors was received in July 2005, the fist quarter of our 2006 fiscal year.

As a result, the Company issued an aggregate of 3,854,800 July Warrants. Of the 3,854,800 July Warrants, 715,000 were issued to 7 accredited investors who converted their aggregate investment of $357,500 from the March 2005 Private Placement into the July 2005 Private Placement. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. Of the 3,854,800 July Warrants, 2,132,800 were issued to 20 investors who subscribed to the July 2005 Private Placement on or prior to June 30, 2005, the close of our 2005 fiscal year, and 1,007,000 were issued to 9 investors who subscribed to the July 2005 Private Placement between July 1, 2006 through July 11, 2006, during the first quarter of our 2006 fiscal year.

In connection with the July 2005 Private Placement, the Company granted a total of 3,854,800 July Warrants (715,000 July Warrants from the $357,500 from 7 repeat investors under the exchange, and 3,139,800 July Warrants from the $1,569,900 from new investors). As mentioned earlier the July 2005 Private Placement included Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The warrants are exercisable immediately and expire in July 2010.

The 715,000 July Warrants issued to the 7 repeat investors from the exchange of the March 2005  Private Placement into the July 2005 Private Placement were treated as a discount on debt and were valued at $20,579, to be amortized over the term of the July Notes which was 24 months and began on July 11, 2005. The 715,00 July Warrants were valued to the extent of their allocable percentage to the total value of the convertible debentures. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. The value of the 715,000 July Warrants were valued below their fair market value, as the entire March 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features as well as for the original 1,787,500 March Warrants.

The remaining 3,139,800 of the July Warrants were treated as a discount on the July Notes and in July 2005 were valued, to the extent of their allocable percentage to total value of the July Notes, at $607,332 to be amortized over the term of the July Notes, which was 24 months and began on July 11, 2005. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.75-4.00%, volatility of 145% and expected term of 5 years. The value of the 3,139,800 July Warrants were valued below their fair market value, as the entire July 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features.

Upon initial issuance of July Notes the Company recorded a beneficial conversion in the amount of $828,461 to be amortized over the life of the July Notes, which was 24 months.

Principal payments began on the first day of the fourth month following the final closing date of the offering. The amount of principal paid each month was 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the July Notes would have been due on the first day of the 24th month following the final closing of the offering.

The Company at its option may elect to pay the current portion of principal and/or interest into shares of common stock. The Company shall provide the holder with fifteen (15) days written notice prior to such payment (“Company Conversion Notice”). The holder may receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to Company Conversion Notice, subject to a $.55 ceiling. The Company may elect to convert the current portion of unpaid interest and/or principal due to the holder under the condition that certain criteria are met which include: (i) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind., (ii) the average daily trading volume as measured for the prior 20 days to payment is as follows: (a) 100,000 shares per day for an aggregate principal balance in excess of $2,000,000.00 (b) 75,000 shares per day for an aggregate principal balance in excess of $500,000.00 but less than $2,000,000.00 (c) 50,000 shares per day for an aggregate principal balance less than $500,000.00 (d) No less than 100,000 shares per day if the an aggregate principal balance is in excess of $2,000,000.00 and, (iv) The average daily price per share as measured from the five trading days prior payment is no less than $0.24 per share.

At the sole election of the holder, regardless of the conditions necessary for the Company conversion, any portion of the unpaid principal balance of the July Notes, together with any interest which may  have accrued through the date of such conversion, may be converted into shares of common stock of the Company. The holder shall provide the Company with fifteen (15) days written notice prior to such payment (“holder Conversion Notice”). The holder may elect to receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to holder Conversion Notice. The holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share.

The investors in the July 2005 Private Placement were granted 45 day demand registration rights to cover the resale of the shares of common stock issued upon conversion as well as the common stock underlying the investor warrants, which included both the March Warrants and the July Warrants.

Furthermore, should a registration statement not be declared effective within 120 days from the closing date of July 11, 2005 and the closing bid price for any three of the previous 20 trading days is greater than $.6875, the Company shall pay liquidation damages in the amount of 2%. The registration statement was not declared effective. However the common stock has never traded above $.6875, so therefore the Company did not incur any penalty.

Skyebanc, Inc. (“Skyebanc”), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a sales commission of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. The sales commission of 8% and the 2% non-accountable fee was paid on the balance of new subscriptions of $1,569,900. As placement agent, the Company granted Skyebanc, Inc. warrants to purchase 500,000 shares of our common stock exercisable at $.01 per share expiring on July 11, 2010 (“Placement Agent Warrants”).

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

January Conversion Offer

On January 24, 2006, the Company made a universal conversion offer to all of the holders of our July 2005 Private Placement (“January Conversion Offer”). The January Conversion Offer presented the holders an opportunity to (i) convert the outstanding principal and interest due on the July Notes into shares of our common stock at a conversion price of $.09 per share, (ii) the reduction of the exercise price on March Warrants included in the March 2005 Private Placement from $.40 per share to $.15 per share, and July Warrant included in the July 2005 Private Placement from $.40 to $.15 per share, and (iii) the Company would grant additional common stock purchase warrants equal to the number of March Warrants and July Warrants held by each holder from the March 2005 Private Placement and the July 2005 Private Placement. The Company would grant Class A common stock purchase warrants to purchase shares of our common stock at $.15 per share for a period of five (5) years from the date of grant, January 24, 2006 (“Conversion Warrants”).

34 of 36 holders accepted the January Conversion Offer and elected to convert the full amount of principal and interest due under the July Notes. One investor elected to convert half of the principal and interest due under the July Notes, while another investor elected not to convert under the terms of the January Conversion Offer. These two investors were subscribers to the July 2005 Private Placement only and were not subscribers to the March 2005 Private Placement.

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34 holders consenting to the January Conversion Offer were due an aggregate of $1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 = 17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March Warrants and 3,604,800 July Warrants. The Company reduced the exercise price on the 1,787,500 March Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July Warrants from $.30 to $.15. The March Warrants and the July Warrants were valued to the extent of their allocable percentage to the total value of the convertible promissory notes. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. The value of the 715,000 July Warrants were valued below their fair market value, as the entire March 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features as well as for the original 1,787,500 March Warrants. The value of the 3,139,800 July Warrants were valued below their fair market value, as the entire July 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features.

The holder who elected to convert half of the July Notes was due $86,286 in principal and interest as of February 10, 2006. As such the investor converted $43,143, (half of the current principal and interest due) the Company issued 479,365 shares of common stock, reduced the exercise price on 100,000 of the July Warrants to $.15 and granted 100,000 Conversion Warrants. (Original investment of $100,000 in the July 2005 Private Placement, therefore 200,000 July Warrants)

The holder who elected to convert half of the July Notes retained ownership of 100,000 of the 200,000 July Warrants received in the July 2005 Private Placement. The holder who elected not to convert, retained ownership of the principal amount of $25,000 in July Notes, of which $21,571 in principal and interest was due as of February 10, 2006, and retained ownership of 50,000 July Warrants for which the exercise price remained constant at $.40 per share.

Subsequently, on February 10, 2006 these two holders assigned their July Notes to third parties who subsequently converted under the terms of the January Conversion Offer. As of February 10, 2006

the two holders who did not consent to the January Conversion Offer were due an aggregate of $64,714 in principal and interest on the July 2005 Notes. One investor was due $21,571 and one was due $43,143 ($86,286 divided by half = $43,143). Following assignment, the new holders of the remaining July Notes elected to convert under the January Conversion Offer. As such the Company issued 719,048 shares of common stock ($64,714 divided by $.09 = 719,048).

In total as a result of the January Conversion Offer, the Company converted a total of $1,663,071 in principal and interest from the July Notes. ($1,555,214 + $43,143 + $64,714 = $1,663,071) issued 18,478,568 shares of common stock ($1,663,071 divided by $.09 = 18,475,568), reduced the exercise price on 5,492,300 warrants (3,704,800 July Warrants and 1,787,500 March Warrants) and granted 5,492,300 Conversion Warrants. The exercise price on 150,000 July Warrants remained constant at an exercise price of $.30 per share.

In accordance with FAS No. 84, "Induced Conversion of Convertible Debt", the Company recognized an expense equal to the fair value of the additional securities and other consideration issued to induce conversions. Accordingly, the Company recorded debt settlement expense of $914,689 related to the 18,478,568 shares issued upon conversion and $411,864 of debt settlement expense related to the granting of Conversion Warrants to purchase 5,492,300 shares of the Company's common stock at $.15 per share. The fair market value of these stock warrant grants were estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 3 years.

The Company has already recognized the full value of the 5,492,300 warrants (3,704,800 July Warrants and 1,787,500 March Warrants) for which the exercise price was reduced. The value of the March Warrants were valued below their fair market value, as the entire March 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features. The value of the July Warrants were valued below their fair market value, as the entire July 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features.

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

For the year ended June 30, 2006, amortization of imputed interest and beneficial conversion charged to interest expense was $1,580,779.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services as placement agent at an exercise price of $.01 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,205 to be amortized over the term of the July Notes. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. The placement fees were deemed to be a deferred debt offering cost and were amortized as a debt issuance cost over the term of the July Notes. For the year ended June 30, 2006, the Company fully amortized debt issuance costs amounting to $338,091.

Net cash used in operating activities during our fiscal year ended June 30, 2006, was $103,698, as compared to net cash used in operating activities of $1,225,161 during our fiscal year ended June 30, 2005. This increase in cash used in operating activities is primarily attributable to:

* an increase of $2,343,882 in our net loss before minority interest. For the year ended June 30, 2006, we had a net loss before minority interest of $2,610,798 compared to net loss before minority interest of $266,916 for the year ended June 30, 2005.

* an increase of $200,510 in depreciation and amortization as a result of an increase in property, plant and equipment as well as the amortization of acquired land use rights and intangible assets.

* an increase of $1,368,263 in amortization of discount on debentures payable and an increase of $359,383 on debt issuance costs related to the sale of debentures payable.

* an increase of $255,977 in stock based compensation which reflects the increase in the amortization of the payments of non-cash compensation to consultants during the fiscal 2006. We paid stock based compensation to consultants for business development services, management services, and investor relations services. The total payments are amortized during the service period. We expect to issue additional common shares for consulting services in the future,

* an increase of $1,325,880 in debt settlement expense related to the issuance on common stock and warrants to debt holders as incentive to convert,

* an increase of $54,426 in a gain from the disposition of assets,

* a decrease of $46,774 in allowance for doubtful accounts which represents a decrease in our allowance for bad debts based on an analysis of our receivable balances and the collection of previously written-off accounts receivable,

* an increase of $1,226,784 in accounts receivable as a result of the increased sales during the year ended 2006 that we will collect subsequent to the year.

* a decrease of $2,449,352 in inventory as a result of increased sales. Our inventory level increased due to our increased sales during the year ended June 30, 2006.The increased sales depleted our inventory levels. We expect our inventory levels to rise as we increase our overall production,

* an increase of $40,333 in prepaid and other current assets.

* an increase of $1,328,886 in other receivables.

* a decrease of $571,394 in advances to employees.

* a decrease of $321,124 in advances on purchases to secure raw materials.

* an increase of $1,834,658 in accounts payable as a result of the increase of the repayment of balance due ,

* a decrease of $1,594,768 in accrued expenses.

* an increase of $442,195 in advances from customers as a result of a reduction in revenues.

Net cash used in investing activities during our fiscal year ended June 30, 2006 was $986,689 as compared to net cash used in investing activities during our fiscal year ended June 30, 2005 of $331,458. During our fiscal year ended June 30, 2006, we used cash for capital expenditures of $560,223 and advanced funds to related parties in the amount of $819,336. These related parties are between the Company and the Shanghai JinKui. These transactions are consolidated upon the acquisition of Shanghai JinKui in June 2006. We decreased our restricted cash balance by $357,278 to collateralize certain debt. We received cash of $33,654 from the acquisition of Yongxin and $26,938 from the acquisition of Shanghai JinKui. We paid cash of $25,000 in the acquisition of Xianyang Naite Research & Development Center (“R&D Center”).During our fiscal year ended June 30, 2005, we used cash for capital expenditures of $163,059, increased our restricted cash balance by $619,565 to collateralize certain debt, and used cash of $40,612 in connection with the disposition of assets. Additionally, in fiscal 2005 we received cash from short-term investments of $386,473 and cash from related party advances of $105,305.

Net cash provided by financing activities during the year ended June 30, 2006 was $572,641 as compared to net cash provided by financing activities during the year ended June 30, 2005 of $2,173,322. During the year ended June 30, 2006, we received gross proceeds of $503,500 from debentures payable and $824,943 from borrowings offset by the repayment of loans payable of $390,653, the payment of placement fees of $89,807 and the repayment of debentures payable of $275,342. For the year ended June 30, 2005, we received proceeds of $876,812 from loans payable, received net proceeds of $1,281,510 from debentures payable, and received contributions of $15,000.

From time to time, we need additional working capital for our operations. In 2006, Yonglongxin, a  subsidiary of Ningbo Dragon, borrowed money pursuant to several lines of credit that we have established with two separate banks. We received loans of $1,960,906 from the Bank of Agriculture with 6 to 12 months term from November 2005 to March 2007, with an annual interest rate ranging from 5.94% to 6.264%. We received loans of $62,450 from Ningbo Commercial Bank (Tianyuan Branch), with 12 months term from September 21, 2005 to September 20, 2006, with an annual interest rate of 6.786%. All loans are renewable when they mature. We generate sufficient cash flow from financing and operations to pay for our debt services. We do not anticipate these loans will have material impact on our liquidity. These loans are secured by inventory, equipment and assets owned by the third parties. We are current on all payments relating to these loans and expect to renew the loans at terms and at interest rates comparable to our current loans.

We currently have no material commitments for capital expenditures.

While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to upgrade our manufacturing capacity in order to expand our paper product production. In relation to an offering of securities, we received net proceeds of $1,695,203. Ningbo Dragon has applied $723,282 of the proceeds received from private offerings to upgrade equipment and technology.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

•

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this report, we do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are  recognized in our financial statements in accordance with generally accepted accounting principles in the United States

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2006 and for the years ended June 30, 2006 and 2005. During the year ended June 30, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation had a material effect on our results of operations during the fiscal year ended June 30, 2006.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our CEO and CFO.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our company's CEO and CFO have concluded that our disclosure controls and procedures were not effective

All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. We have taken the steps to eliminate the material weakness related to financial disclosure controls including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants. The accounting consulting staff has assisted us in implementing additional practices to ensure that we properly record shares as issued and outstanding and properly classify any related party transactions. However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements in future periods

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Based upon that evaluation, our company's CEO and CFO have concluded that our disclosure controls and procedures were not effective.

All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. We have taken the steps to eliminate the material weakness related to financial disclosure controls including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants. The accounting consulting staff has assisted us in implementing additional practices to ensure that we properly record shares as issued and outstanding and properly classify any related party transactions. However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements in future periods.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Officers as of the date of this Report are as follows:

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

David Wu	36	Chief Executive Officer, President &

Chairman of the Board

Xuejun Chen	36	Vice President & Director

Xiali Gan	40	Chief Financial Officer & Director

Orson Zhang	39	Secretary

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

(b) Resumes:

David Wu became Chairman of the Board, Chief Executive Officer and President of our Company on October 4, 2004. Since August 1997, he has also been Chief Executive Officer and Chairman of Ningbo Dragon International Trade Co. Ltd. In November 1999, Mr. Wu assumed the position of Chairman of the Board, Chief Executive Officer and President of Ningbo City Jiangdong Yonglongxin Special Paper Co. Ltd. in addition to his responsibilities with Ningbo Dragon. In 1996, Mr. Wu established Ningbo Daxie Development Zone Loyalty Trade Corporation, which distributed Solid Bleached Sulfate to the Packaging industry in China. Mr. Wu received his B.S. from Zhejiang University in 1992. Mr. Wu devotes substantially all of his business time to our Company.

Xuejun Chen became our Vice President and a director on October 4, 2004. In June 1999, he became the Vice General Manager of Sales and marketing for Ningbo Dragon International Trade Co. Ltd. In 2000, Mr. Chen established Hang Kong CCB as an additional product offering for Ningbo Dragon International Trade Co. Ltd. Mr. Chen devotes substantially all of his business time to our Company.

Xiali Gan became our Chief Financial Officer and a director on October 4, 2004. Since November 1999, Ms. Gan has served as the Accounting Manager of Ningbo City Jiangdong Yonglongxin Special Paper Company, Ltd. This company was established by Ningbo Dragon International Trade Co. Ltd. Since November 1999, Ms. Gan has served as the Accounting Manager of Ningbo Dragon International Trade Co. Ltd. Ms. Gan graduated from Ningbo Senior College with a degree in accounting in 1986. She devotes substantially all of her business time to our Company.

Orson Zhang became our Secretary on October 4, 2004. From July 1999 through January 2001, he was the standing Vice General Manager of Jiangsu Dare Xinlian Foil Goods Co., Ltd, a manufacturer of the external and internal packaging materials. In this position, he was responsible for daily operations, reporting directly to the president. From February 2001 through January 2003, he was the QA/QC Manager of Shanghai International Paper Pacific Millennium Cup Co., Ltd., Shanghai, China, responsible for quality assurance and control. SH International Paper Pacific Millennium Cup Co., Ltd. is an agent of pulp and paper products of International Paper Company in the Asia region. From February 2003 through October 2004, he was the Vice General Manager of Shanghai DIJI Investment Management Co., Ltd., Shanghai, China, a management consulting firm in the pulp and paper industry in China. He graduated from Northwestern Light Industrial College in 1988, and majored in Auto Control Technology. Mr. Zhang devotes substantially all of his business time to our Company.

There are no family relationships between any of our officers and directors.

All of our current management is located in the PRC and no member of our board of directors has previously served as an officer or a director of a U.S. public company. As a result of both the cultural differences between doing business in the PRC and doing business as a public company in the

U.S. as well as the lack of experience of our board of directors with laws, rules and regulations which apply to public companies in the U.S., we are seeking to expand our board of directors to include qualified individuals who are also residents of the U.S.

U.S. Advisor

In January 2006, we engaged China Direct Investments, Inc., which provides consulting and advisory services, to assist us with operation and regulatory framework applicable to U.S. public companies. We selected China Direct Investments, Inc. in part because its staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies. The company was engaged to advise our management in areas related to marketing and operational support in the U.S., media and public relations, financial advisory, SEC disclosure compliance and translation of all necessary documents relating to the foregoing. Under the agreement with a term of thirty six months, we issued China Direct Investments, Inc. warrants to purchase 4,700,000 shares of our common stock at an exercise price of $0.15 per share and 6,000,000 shares of common stock as compensation. The 6,000,000 shares of common stock have been valued at $540,000, and the 4,700,000 warrants have been valued at approximately $395,675.

Director Independence, Audit Committee Of The Board Of Directors And Audit Committee Financial Expert

None of the members of our Board of Directors are “independent” within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors is presently comprised of individuals who were integral in either the start-up of our company or business of our subsidiaries, in the case of Mr. Wu and Mr. Zhang or general business skills, in the case of Ms. Gan. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage that is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

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

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

The following table reflects all forms of compensation for services to us for the fiscal years ended June 30, 2006, 2005 and 2004, of our Chief Executive Officer. No member of our management receives aggregate compensation of $100,000 or more.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
David Wu, CEO, President & Director	2006 2005 2004	$13,650 $14,508 $ 5,326	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	- - -	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0

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

Stock Plan

In June 2005, our Board of Directors and a majority of our shareholders approved by consent our “2005 Stock Option Plan” (the “Plan”). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. As of June 30, 2006, grants for a total of 5,000,000 shares have been made under the 2005 Equity Compensation Plan and 0 shares remain available under the 2005 Equity Compensation Plan. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. The options are to be granted for a term of not more than five (5) years and other terms and conditions that are usual and customary. As of the date of this report, no options to purchase shares have been granted.

The purpose of the Plan is to aid us in retaining the services of executive and key employees and in attracting new management personnel when needed for future operations and growth.

The 2005 Equity Compensation Plan is administered by our Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the Board or committee.

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only our employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the 2005 Equity Compensation Plan.

All incentive stock options expire on or before the 10th anniversary of the date the option is granted; however, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

All plan options are assignable and transferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee dies while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment terminates for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

The Board of Directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to the plan which has the effect of increasing the aggregate number of shares subject to the plan (except for adjustments due to changes in our capitalization), or changing the definition of "eligible person" under the plan, may be effective unless and until approved by our stockholder in the same manner as approval of the plan was required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. As the 2005 Equity Compensation Plan was approved by our stockholders within one year of the Effective Date, all incentive stock options automatically converted into non-qualified stock options. Unless the plan shall previously have been suspended or terminated by the Board of Directors, the plan, as it relates to grants of incentive stock options, terminates on June 1, 2015.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	David Wu (1) Bldg 14 Suite A09, International Trading Center, 29 Dongdu Road Ningbo, China 315000	12,285.000	21%
Common	Shi Shun Li Bldg 14 Suite A09, International Trading Center, 29 Dongdu Road Ningbo, China 315000	7,150,000	11.1%

Common	Zhou Ying Bldg 14 Suite A09, International Trading Center, 29 Dongdu Road Ningbo, China 315000	4,200,000	6.5%
Common	All Officers and Directors as a Group (4 persons)	12,285,000	21%

____________________________________

(1)	Officer and director of our Company.

The balance of our outstanding Common Shares are held by 94 persons, not including those persons who hold their shares in "street name."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

At June 30, 2006, we had a net receivable from officers, amounting to $3,498. This receivable is non interest bearing, and is not secured.

At March 31, 2005, we had a net receivable from several affiliated entities owned by David Wu, our Chief Executive Officer and President, amounting to $2,559,040. These advances were payable on demand and personally guaranteed by Mr. Wu. However, in June 2005, we utilized the advances and reached an agreement to buy a manufacturing facility from Ningbo Dragon Packaging Company, Limited. Ningbo Dragon Packaging Company, Limited transferred ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility in exchange for this outstanding receivable. The land is valued at approximately $2.5 million.

Our former President, from time to time, provided advances to us for operating expenses. These advances were short-term in nature and non-interest bearing. The amount due to our former President at June 30, 2006, was $17,506 and is included in accrued expenses on our accompanying balance sheet.

In September 2002, our former President loaned us $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of our Common Stock at a conversion price of $0.0075 per share and was due on the earlier of (i) our successfully consummating a merger or acquisition, or (ii) one year from the date of the note. When we closed our merger with Dragon International Group Corp., the term of this note was converted into a demand note. Additionally, in April 2004, our former President entered into a convertible note agreement with us to convert $31,124 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of our Common Stock at a conversion price of $0.0075 per share and was due on the earlier of (i) our successfully consummating a merger or acquisition, or (ii) one year from the date of the note. When we closed our merger with Dragon

International Group Corp., the term of this note was converted into a demand note. Interest accrues at the rate of 3% per annum and aggregated $105 for the six months ended December 31, 2005. Prior to December 31, 2005, we issued 4,136,789 shares of Common Stock in connection with the conversion of $31,026 of this debt and in October 2005, we issued 500,000 shares of our Common Stock in connection with the conversion of $3,750 of this debt. In June 2006, the Company issued 846,411 shares of common stock in connection with the conversion of $6,348 of this debt. At June 30, 2006, the note was fully converted and there is no outstanding convertible notes payable related to our former President.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. Following are a list of exhibits which we previously filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the report where the exhibit was filed.

Exhibit No.	Description

2.5	Agreement and Plan of Reorganization between Retail Highway.com, Inc. and Dragon International Group Corp. Previously filed as an exhibit to the Company's Form 8-K dated October 4, 2004.

2.6	Amendment to Plan of Reorganization. Previously filed as an exhibit to the Company's Form 8- K dated October 4, 2004.

2.7	Stock Purchase Agreement for 30% interest in Anxin. Previously filed as an exhibit to the Company's Form 8-K dated December 31, 2004.

2.8	Form of Secured Convertible Debenture. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.9	Form of Security Agreement – March 2005 Offering. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.10	Form of Warrant – March 2005 Offering. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.11	Form of Secured Convertible Promissory Note - July 2005 Offering. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

2.12	Form of Warrant - July 2005 Offering. Previously filed as an exhibit to the Company's

Registration Statement on Form SB-2 dated August 15, 2005.

2.13	Form of Registration Rights Agreement – July 2005 Offering.*

3.1	Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.2	Amendment to Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.3	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.4	Amendment to Articles of Incorporation. Previously filed as an exhibit to the Company's Form 8-K filed April 30, 1999.

3.5	Articles of Merger between Retail Highway.com, Inc. and Dragon International Group Corp. Previously filed as an exhibit to the Company’s Form 8-K/A filed December 6, 2004.

10.1	Office Lease - Principal place of business. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.2	Additional business lease - in Fuming County Zhang’ai Village Economic Cooperation Group. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.3

Stock Purchase Agreement between the Company, Anxin and Xianyang Naite Research & Development Center dated August 1, 2005. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.4

Stock Purchase Agreement between the Company, Anxin and Hangzhou Yongxin Paper Company, Limited, dated July 1, 2005. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.5	Stock Purchase Agreement between Anxin and Ningbo Xinyi Company, Limited, dated June 1, 2005. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.6	Consulting Agreement between the Company and China Direct Investments, Ltd. *

10.7	Credit Line Agreement of Guangdong Development Bank. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.8	Mortgage Loan Contract Commercial Bank of Ningbo. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.9	Consulting Agreement between the Company and Skyebanc, Inc.*

21.1	List of Subsidiaries. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

___________

* Filed as an exhibit to the Company’s Amendment No. 1 to its Registration Statement on Form SB-2, filed with the Commission on November 15, 2005.

The following exhibits are attached to this Report

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

10.10	Stock Purchase Agreement between Dragon International Group Corp. and Shanghai JinKui Packaging Material Company, Limited

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the three month period ended June 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co. LLP has served as our independent registered public accounting firm for fiscal 2006 and fiscal 2005. The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co. LLP for those periods.

	Fiscal 2006	Fiscal 2005
Audit Fees	$ 73,000	$ 65,000
	Audit-Related Fees	0	0
	Tax Fees	0	0
	All Other Fees	0	0
Total	$ 73,000	$ 65,000

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees -- This category consists of professional services rendered by the independent auditor for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees -- This category consists of fees for other miscellaneous items.

The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co. LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co. LLP with respect to fiscal year 2006 were pre-approved by the entire board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

Dated:	October 13, 2006	DRAGON INTERNATIONAL GROUP CORP.

By:	/s/ David Wu

David Wu,

CEO, President, Chairman of the Board

Principal Executive Officer

By:	/s/ Xiali Gan
Xiali Gan,
Chief Financial Officer, Director and

Principal accounting officer

Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.

David Wu	36	Chief Executive Officer, President &Chairman of the Board
Xuejun Chen	36	Vice President, & Director
Xiali Gan	40	Chief Financial Officer, & Director
Orson Zhang	39	Secretary

SIGNATURE	TITLE	DATE

/s/ David Wu	CEO, President, and Chairman,	October 13, 2006
David Wu	Principal Executive officer
Chairman

/s/ Xuejun Chen	Vice President,	October 13, 2006
Xuejun Chen	Director

/s/ Xiali Gan	Chief Financial Officer,	October 13, 2006
Xiali Chen	Principal Accounting Officer
Director

/s/ Orson Zhang	Secretary,	October 13, 2006
Orson Zhang	Director

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dragon International Group Corp. and Subsidiaries

Ningbo, Zhejiang, China

We have audited the accompanying consolidated balance sheet of Dragon International Group Corp. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dragon International Group Corp. and Subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

September 1, 2006

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$ 466,272
Accounts receivable (net of allowance for doubtful accounts of $183,087)	4,938,985
Inventories	3,293,846
Advances on purchases	805,662
Other receivables	384,916
Due from related Party	3,498
Prepaid expenses and other	81,164
Total Current Assets	9,974,343

CASH – RESTRICTED	262,287
PROPERTY AND EQUIPMENT – Net	2,053,938
LAND USE RIGHTS-Net	2,524,568
INTANGIBLE ASSETS-Net	393,928
OHER ASSETS	78,759
Total Assets	$ 15,287,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$ 2,762,207
Accounts payable	3,401,439
Accrued expenses	2,042,113
Advance from customers	68,694
Total Current Liabilities	8,274,453
STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
64,532,069 shares issued and outstanding)	64,532
Common stock issuable (8,985,574 shares)	8,986
Additional paid-in capital	8,021,610
Retained defcit	(399,769)
Deferred compensation	(854,941)
Other comprehensive income	172,952
Total Stockholders' Equity	7,013,370
Total Liabilities and Stockholders' Equity	$ 15,287,823
See notes to consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2006	2005

NET REVENUES	$ 18,434,087	$ 11,282,376
COST OF SALES	16,633,015	10,191,270
GROSS PROFIT	1,801,072	1,091,106

OPERATING EXPENSES:
Stock-based consulting expenses	255,977	-
Selling expenses	413,912	425,082
General and administrative	611,109	730,954
Total Operating Expenses	1,280,998	1,156,036

INCOME FROM OPERATIONS	520,074	(64,930)

OTHER INCOME (EXPENSE):
Other income	371,838	80,146
Gain on sale of assets	-	54,426
Debt issuance costs	(338,091)	(20,854)
Settlement of debt	(1,326,553)	-
Interest expense, net	(1,838,066)	(315,704)
Total Other Income (Expense)	(3,130,872)	(201,986)

NET LOSS BEFORE MINORITY INTEREST	(2,610,798)	(266,916)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	16,681	-

NET LOSS	$ (2,594,117)	$ (266,916)

NET INCOME PER COMMON SHARE
Basic	$ (0.06)	$ (0.01)
Diluted	$ (0.06)	$ (0.01)

Weighted Common Shares Outstanding - Basic	46,349,684	31,722,158
Weighted Common Shares Outstanding - Diluted	46,349,684	31,722,158

See notes to consolidated financial statements
F-4

DRAGON INTERNATIONAL GROUP CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’ EQUITY
	Common Stock, $.001 Par Value		Common Stock Issuable
	Number of		Number of
	Shares	Amount	Shares	Amount

Balance, July 1, 2004	24,625,000	$24,625	-	$-
Recapitalization of Company	1,280,234	1,280	-	-
Shares issued for conversion of debt	7,680,000	7,680	-	-
Beneficial conversion feature	-	-	-	-
Issaunce of warrants with convertible debt	-	-	-	-
Contributed capital	-	-	-	-
Acquisition of remaining 30% interest of
Anxin Ningbo International	4,000,000	4,000	-	-
Net loss for the year	-	-	-	-

Balance, June 30, 2005	37,585,234	37,585	-	-
Beneficial conversion feature	-	-	-	-
Common stock issued in connection with conversion
of notes payable and accounts payable	1,458,267	1,458	-	-
Issuance of warrants as offering cost for
sale of convertible debt	-	-	-	-
Issuance of warrants with convertible debt	-	-	-	-
Common stock issued for services	5,510,000	5,510	890,000	890
Common stock issued in connection with acquisitions	1,500,000	1,500	8,095,574	8,096
Common stock issued for conversion of convertible debentures	18,478,568	18,479	-	-
Value of common shares issued below minimum conversion	-	-	-	-
Grants of warrants in connection with debt conversion	-	-	-	-
Grants of warrants for services	-	-	-	-
Amortization of deferred compensation	-	-	-	-
Comprehensive loss:
Net loss for the year
Foreign Currency translation adjustment	-	-

Balance, June 30, 2006	64,532,069	$64,532	8,985,574	$8,986

See notes to consolidated financial statements F-5/A

DRAGON INTERNATIONAL GROUP CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’ EQUITY
	Additional	Retained		Other	Total
	Paid-in	Earnings	Deferred	Comprehensive	Stockholders'
	Capital	(Deficit)	Compensation	Income	Equity

Balance, July 1, 2004	$ 398,080	$ 2,461,264	$ -	$ -	$ 2,883,969
Recapitalization of Company	(95,928)	-	-	-	(94,648)
Shares issued for conversion of debt	49,921	-	-	-	57,601
Beneficial conversion feature	689,168	-	-	-	689,168
Issaunce of warrants with convertible debt	683,281	-	-	-	683,281
Contributed capital	15,000	-	-	-	15,000
Acquisition of remaining 30% interest of
Anxin Ningbo International	(4,000)	-	-	-	-
Net loss for the year	-	(266,916)	-	-	(266,916)

Balance, June 30, 2005	1,735,522	2,194,348	-	-	3,967,455
Beneficial conversion feature	236,704	-	-	-	236,704
Common stock issued in connection with conversion
of notes payable and accounts payable	9,479	-	-	-	10,937
Issuance of warrants as offering cost for
sale of convertible debt	168,894	-	-	-	168,894
Issuance of warrants with convertible debt	183,452	-	-	-	183,452
Common stock issued for services	637,600	-	(644,000)	-	-
Common stock issued in connection with acquisitions	1,611,880	-	-	-	1,621,476
Common stock issued for conversion of convertible debentures	1,644,592	-	-	-	1,663,071
Value of common shares issued below minimum conversion	914,704	-	-	-	914,704
Grants of warrants in connection with debt conversion	411,865	-	-	-	411,865
Grants of warrants for services	466,918	-	(466,918)	-	-
Amortization of deferred compensation	-	-	255,977	-	255,977
Comprehensive loss:
Net loss for the year		(2,594,117)			(2,594,117)
Foreign Currency translation adjustment	-	-	-	$ 172,952	172,952

Balance, June 30, 2006	$ 8,021,610	$ (399,769)	$ (854,941)	$ 172,952	$ 7,013,370

See notes to consolidated financial statements F-5/B

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before minority interest	$ (2,610,798)	$ (266,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	258,605	58,095
Stock-based compensation	255,977
Amortization of discount on debentures payable	1,580,778	212,515
Amortization of debt issuance costs	338,237	20,854
Common stock and warrants issued in connection with debt settlement	1,325,880
Gain on disposal of assets	-	(54,426)
Allowance for doubtful accounts	49,516	96,290
Minority interest	16,681
Changes in assets and liabilities:
Accounts receivable	(761,582)	(1,988,366)
Inventories	(735,372)	1,713,980
Prepaid and other current assets	295,235	254,902
Other receivables	646,173	(682,713)
Advances to employees	-	571,394
Advances on purchases	(475,710)	(154,586)
Other assets	(9,372)	(4,154)
Accounts payable	184,459	(1,650,199)
Accrued expenses	(565,379)	1,029,389
Advances from customers	60,975	(381,220)
NET CASH USED IN OPERATING ACTIVITIES	(103,698)	(1,225,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	(819,336)	105,305
Cash in subsidiaries on date of acquisition	60,592	(40,612)
Cash expensed in acqusition	(25,000)	-
Decrease in short-term investments	-	386,473
Decrease in restricted cash	357,278	(619,565)
Capital expenditures	(560,223)	(163,059)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(986,689)	(331,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	824,943	876,812
Repayment of loans payable	(390,653)	-
Proceeds from debentures payable	503,500	1,423,900
Repayment of debentures payable	(275,342)	-
Placement fees paid	(89,807)	(142,390)
Contributed capital	-	15,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	572,641	2,173,322

EFFECT OF EXCHANGE RATE ON CASH	81,459	-
	See notes to consolidated financial statements. F-6/A

NET (DECREASE ) INCREASE IN CASH	(436,287)	616,703

CASH - beginning of year	902,559	285,856

CASH - end of year	$ 466,272	$ 902,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 186,432	$ 95,625
Income Taxes	$ 31,761	$ 54,766

Non-cash investing and financing activities
Issuance of common stock for debt	$ 10,937	$ 57,601
Convertible debentures and accrued interest converted to common stock	$ 1,663,071	$ -
Beneficial conversion feature on issued debentures payable	$ 236,704	$ 689,168
Debt discount on warrants granted with convertible debt	$ 184,140	$ 683,281
Deferred finance cost for warrants granted to obtain financing	$ 168,894	$ -
Common stock issued for deferred compensation	$ 644,000	$ -
Warrants granted for deferred compensation	$ 466,918	$ -

Acquisition details:
Fair value of assets acquired	$ 2,500,681	$ 3,800,835
Related party receivable exchanged in acquisition	$ -	$ 2,793,506
Liabilities assumed	$ 1,359,205	$ 1,007,329

See notes to consolidated financial statements.
F-6/B

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp., (the “Company” or “Dragon Nevada”) formerly Retail Highway.com, Inc. (“Retail” ) was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation". Effective April 17, 1999, Retail acquired certain assets to facilitate its entry into electronic commerce and changed its name to “Retail Highway.com, Inc.”

On or about August 13, 2004, the Dragon Nevada entered into an Agreement and Plan of Reorganization (the “Merger”), subsequently amended on September 30, 2004 and effective October 4, 2004. Pursuant to the Merger, Dragon Nevada issued 24,625,000 shares of its common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., a Florida corporation ("Dragon Florida"). For financial accounting purposes, the Merger has been treated as a recapitalization of Dragon Nevada with the former shareholders of the Dragon Nevada retaining 1,280,234 shares of common stock, or approximately 5%. Furthermore, Dragon Nevada’s prior management resigned their respective positions and were replaced by management of Dragon Florida.

In connection with the Merger, Dragon Nevada undertook a reverse stock split of its common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-share  information included in this report has been presented to reflect this reverse stock split.

Additionally, as part of the Merger, Dragon Nevada amended its Articles of Incorporation, whereby Dragon Nevada changed its name to “Dragon International Group Corp.,” as well as re-established its capitalization to the authorized capital structure immediately prior to the Merger, which consisted at the date of merger of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. On May 31, 2005, Dragon Navada increased its authorized common shares to 200,000,000.

Effective June 30, 2004, Dragon Florida entered into a Stock Purchase Agreement to acquire 70% of Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”), formerly known as Ningbo Anxin International Trade Company, Limited (“Anxin”). On December 31, 2004, Dragon Florida acquired the remaining 30% of Ningbo Dragon. In connection with the acquisition of the remaining 30% of Ningbo Dragon, the Company issued an additional 4,000,000 shares of common stock. For financial accounting purposes, the issuance of these shares was treated as part of the recapitalization of Dragon Nevada and valued at par value. Ningbo Dragon, established in 1997 and incorporated in the Peoples Republic of China, is located in the city of Ningbo, located in the Zhejiang Province in the PRC, approximately 200 miles south of Shanghai. The acquisition of Ningbo Dragon by Ningbo Florida has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon Florida, and ultimately Dragon Nevada, pursuant to which Ningbo Dragon is treated as the continuing entity. Ningbo Dragon changed its name to “Ningbo Dragon International Trading Co., Ltd”, effective July 7, 2005. Ningbo Dragon is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

The Company (continued)

In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”), that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang’ai Village in Ningbo, China; Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), created to develop, design and improve production methods in the specialty packaging industry in China. (ii) a 60% interest in Hangzhou Yongxin Paper Company, Limited (“Yongxin”) manufactures, sells, and distributes cigarette packing materials, (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”), formerly known as Ningbo XinYi Paper Product Industrial Company, Limited ("XinYi") after having changing their name on August 1, 2006, operates a pulp and manufacturing facility and (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”), a manufacturer of specialized packaging products for the pharmaceutical industry. Ningbo Dragon has a distribution network covering east and central China.

Henceforth Dragon Nevada, Dragon Florida, Dragon Ningbo or any of its subsidiaries are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding that company.

On June 1, 2005, the Company used a receivable due from several affiliated entities owned by an officer of the Company of $2,795,921 to acquire 100% of the issued and outstanding capital stock of Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”) formerly known as Ningbo XinYi Paper Product Industrial Company, Limited ("XinYi"), making it a subsidiary of Ningbo Dragon. Dragon Packaging is located in Ningbo, China and owns land use rights, building and equipment. (See Note 5 – Acquisitions and Dispositions)

In July 2005, the Company acquired 60% interest in Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin, established in 2003, is located in Hangzhou of Zhejiang Province, China, and manufactures and sells high-end cigarette packing material and was a direct competitor of ours. The Company issued an aggregate of 1,000,000 shares of common stock in consideration therefore. The Company plans to consolidate substantially all of the Yongxin operations with its own subsidiary in Ningbo. All operations will be located in the new manufacturing facilities in Ningbo. The Company acquired Yongxin as part of our ongoing desire to consolidate its interests in its industry. (See Note 5 – Acquisitions and Dispositions)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

The Company (continued)

In August 2005, Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”) acquired the Xianyang Naite Research & Development Center, located in Ningbo, China, which was created to improve production efficiencies in the specialty packaging industry. Dragon Nevada paid $25,000 in cash and issued 500,000 shares of common stock in consideration for this acquisition. The R & D Center is expected to reduce time to commercialization for new products substantially and allow the Company to leverage innovative paper transferring techniques developed at the Center. (See Note 5 – Acquisitions and Dispositions)

In June 2006, the Company acquired the Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”). JinKui, established in 2004, is located in Shanghai, China and is a manufacturer of packaging materials for the pharmaceutical and food industry for a total purchase price of $1,141,476. The Company will issue an aggregate of 8,095,574 shares of its common stock valued at $1,141,476 in consideration for this acquisition. (See Note 5 – Acquisitions and Dispositions)

Basis of presentation

The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts of accounts receivable, the useful life of property, plant and equipment and land use rights.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2006, the Company maintains restricted cash of $262,287 in a bank account that is collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2006, the allowance for doubtful accounts was $183,087.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Stock-based compensation

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. The Company has adopted FAS No.123R in the first quarter of fiscal year 2006.

Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2005, there were warrants to purchase 4,635,300 shares of common stock, 1,658,400 shares upon conversion of convertible notes payable, and approximately 5,290,389 shares upon conversion of outstanding convertible debentures and related interest, which could potentially dilute future earnings per share. At June 30, 2006, there were warrants to purchase 16,834,600 shares of common stock, which could potentially dilute future earnings per share.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, other receivables, accounts payable and accrued expenses, and loans approximate their fair market value based on the short-term maturity of these instruments.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

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

Intangible Assets / Intellectual Property

The Company amortizes the intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired entities.

Long - Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values; an impairment loss is recognized in operating results.

Advances from customers

Customer deposits at June 30, 2006 of $68,694 consist of a prepayment to the Company for merchandise that had not yet shipped. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Comprehensive income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended June 30, 2006 included net income and foreign currency translation adjustments.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1 USD for 8.0065 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Ningbo Dragon, is the local currency, the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2006 was $172,952.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At June 30, 2006, the Company had approximately $466,000 in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2006. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Research and development

Research and development costs are expensed as incurred and amounted to $ 1,773 and $0 for the years ended June 30, 2006 and 2005, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and Development costs are incurred on a project specific basis.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2006 and 2005 were not material.

Shipping Costs

Shipping costs are included in selling and marketing expenses and totaled $165,246 and $232,252 for the years ended June 30, 2006 and 2005, respectively.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest since the minority owners have no obligation to make good on the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Segment Information

The Company currently operates in one business segment as determined in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performance.  All operations and sales are located in the Peoples Republic of China United States of America. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company has adopted FAS No. 123R in the first quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAF 153 is effective for fiscal periods beginning after December 15, 2005. The adoption of this pronouncement is not expected to have any significant effect on the Company’s financial position or results of operations.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Recent accounting pronouncements (continued)

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.154 also requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No.154 on June 1, 2006, they do not expect SFAS No. 154 to have a significant impact on their consolidated financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

In February 2006, the FASB issued FASB No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (" FAS. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under FAS 140. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management is currently evaluating the provisions of FASB No. 155 to determine the impact on their consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 2 - INVENTORIES

At June 30, 2006, inventories consisted of the following:

Raw materials	$293,514
Finished goods	3,000,332
$3,293,846

NOTE 3 – LAND USE RIGHTS

In connection with the acquisition of Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”) (see note 5), the Company acquired land use rights valued as of June 30, 2006 at $2,579,450 (Local currency of RMB 20,652,366) through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053. The Company amortized this land use right over the contract period beginning July 1, 2005. For the year ended June 30, 2006, amortization expenses amounted to $54,882. The land use rights as of June 30, 2005 were valued at $2,494,247. The value of the land use rights remained constant in the local currency of RMB, the change in the valuation as it relates to U.S. dollars is associated with the currency fluctuation.

Land Use Rights	Estimted Life 47 years	$ 2,579,450
Less: Accumulated Amortization		$ 54,882
	$	$ 2,524,568

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2006, property and equipment consisted of the following:

Estimated Life
Auto and truck	10 Years	$166,102
Manufacturing equipment	5 Years	1,536,825
Building and improvements	20 Years	799,606
Office equipment	5 Years	43,261
		2,545,794
Less: Accumulated depreciation		(491,856)
		$2,053,938

For the years ended June 30, 2006 and 2005, depreciation expense for property and equipment amounted to $105,241 and $58,095, respectively.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 5 – ACQUISITION AND DISPOSITIONS

On July 1, 2005, the Company acquired 60% interest in Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin, established in 2003, is located in Hangzhou of Zhejiang Province, China, and manufactures and sells high-end cigarette packaging material and was a direct competitor of the Company. The Company issued an aggregate of 1,000,000 shares of common stock in consideration for the nets assets of Yongxin. The fair value of the common stock issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000. The Company plans to consolidate substantially all of the Yongxin operations with its own in Ningbo. All operations will be located in the new manufacturing facilities in Ningbo. The Company acquired Yongxin as part of its ongoing desire to consolidate its interests in its industry. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $322,192. The excess had been applied to an intangible asset – categorized as marketing-related intangible assets and customer-related intangible assets, and is being amortized over five years on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue. Total amortization expense for the year ended June 30, 2006 was $65,272. The results of operations of Yongxin are included in the consolidated results of operations of the Company from the Acquisition Date.

On August 1, 2005 Ningbo Dragon’s subsidiary, Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”), acquired the Xianyang Naite Research and Development Center ("Xianyang"), located in Ningbo, China. Xianyang was created to improve production efficiencies in the specialty packaging industry. The Company paid $25,000 in cash and issued 500,000 shares of its common stock in consideration for this acquisition. The fair value of the common stock issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $163,928. The excess had been applied to an intangible asset – categorized as technology-based intangible assets, and is being amortized over five years on a straight - line basis, which was the time frame that the management of the Company was able to project benefits for this Research and Development center. Total amortization expense for the year ended June 30, 2006 was $33,210. The results of operations of Xianyang Naite Research & Development Center are included in the consolidated results of operations of the Company from August 1, 2005.

On June 30, 2006, the Company acquired the Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”). JinKui, established in 2004, is located in Shanghai, China and is a manufacturer of packaging materials for the pharmaceutical and food industry. Under the term of the agreement, the Company will issue common stock to acquire 100% ownership interest in JinKui. The consideration is equal to the shareholders’ equity of JinKui of $1,141,476 as of June 30, 2006. The Company agreed to issue 8,095,574 shares of its common stock, based on the fair value of each share at $0.141 per share, equaling the $1,141,476 equity of JinKui on the date of acquisition. The Company has not issued these shares as of June 30, 2006, and accordingly has accounted for them as a liability in connection with acquisition. In addition to the 8,095,574 common shares issuable, the Company agreed to issue to the former owners of JinKui the following shares upon achievement of certain milestones: 10,000,000 shares of their common stock if JinKui achieves 6 million RMB in sales, with 600,000 RMB in net income, by December 31, 2006 and

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 5 – ACQUISITION AND DISPOSITIONS (continued)

10,000,000 more shares of their common stock if JinKui achieves 20 million RMB in 12 months of sales, with 2 million RMB in net income by June 30, 2007.The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The results of operations of JinKui are not included in the consolidated results of operations of the Company since the acquisition date is on June 30, 2006.

On June 1, 2005, the Company’s Ningbo Dragon subsidiary, reached an agreement to acquire 100% of the issued and outstanding capital stock of Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”) formerly known as Ningbo XinYi Paper Product Industrial Company, Limited ("XinYi") after having changing their name on August 1, 2006. Dragon Packaging, located in Ningbo, China, owned land use rights and a manufacturing facility. Dragon Packaging transferred ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility, and the right to use land until March 4, 2053, in exchange for forgiveness of an outstanding related party receivable due to Ningbo Dragon of approximately $2,796,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $1,993,060. The excess had been applied to the value of land use rights. The results of operations of Dragon Packaging are included in the consolidated results of operations of the Company from the Acquisition Date. The Dragon Packaging assets and liabilities acquired were as follows:

Land use rights	$2,494,247
Other assets acquired	1,306,588
Debt assumed	(1,007,329)
Accounts receivable exchanged	(2,793,506)
------------------
Cash purchase price	$-
===========

Ningbo Dragon has consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Ningbo Dragon operates the underlying businesses of each entity from the headquarters located in Ningbo. The two consolidated divisions are Shanghai An’ Hong Paper Company Limited (“An’ Hong”) and Ningbo Long’ An Industry and Trade Company Limited (“Long’ An”). In connection with this consolidation, the Company has a receivable of approximately $169,336 from a third party which is included in other receivables on the accompanying consolidated balance sheet.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 5 – ACQUISITION AND DISPOSITIONS (continued)

For acquisitions during the year ended June 30, 2006, the assets acquired and liabilities assumed were as follows:

	Yongxin	Xianyang	JinKui	Total
Cash	$33,654	$ -	$26,938	$60,592
Accounts receivable	543,564	-	503,012	1,046,576
Inventory	496,009	25,733	925,544	1,447,286
Prepaid expenses and other	-	-	190,661	190,661
Property and equipment, net	69,121	-	854,526	923,647
Accounts payable	(576,978)	-	(93,787)	(670,765)
Accrued expenses and other	(547,562)	-	(1,265,418)	(1,812,980)
Loans payable	-	(24,661)	-	(24,661)
Intangible Assets	322,192	163,928	-	486,120

Total purchase price	$340,000	$165,000	$1,141,476	$1,646,476

NOTE 6 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma combined financial information presented below, gives effect to the Yongxin acquisition, Xianyang acquisition and JinKui acquisition under the purchase method of accounting prescribed by Accounting Principles Board Opinion No.16, Business Combinations, , as if it occurred as of the beginning of fiscal 2006 and 2005.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 6 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)(Continued)

These pro forma statements are presented for illustrative purposes only. There were no pro forma adjustments related to the acquisitions in fiscal 2006. The pro forma adjustments related to amortization expenses for the intangible assets in fiscal 2005.

Twelve Months Ended June 30, 2006
	DRGG	Xian Yang Naite	JinKui	Proforma
	6/30/2006	7/1/05-8/1/05	7/1/05-6/30/06	Adjustment	Total

Sales	18,434,087	-	840,889	-	19,274,976
Cost of Goods	16,633,015	-	586,989	-	17,220,004
Gross Profit	1,801,072	-	253,900	-	2,054,972
Operating Expenses	1,280,998	-	335,581	-	1,606,579
Operating Income (Loss)	520,074	-	(81,681)	-	438,393
Other Expense and
income taxes	(3,114,191)	-	(19,357)	-	(3,113,548)
Net Loss	(2,594,117)	-	(101,038)	-	(2,695,155)
Net Loss per share	(0.06)	-	(0.00)	-	(0.06)

Twelve Months Ended June 30, 2005
	DRGG	XinYi	YongXin	Xian Yang Naite	JinKui	Proforma
	6/30/2005	7/1/04-5/30/05	7/1/04-6/30/05	7/1/04-6/30/05	7/1/04-6/30/05	Adjustment	Total
Sales	11,282,376	-	1,063,213	-	831,749	-	13,177,338
Cost of Goods	10,191,270	-	1,001,260	-	699,451	-	11,891,981
Gross Profit	1,091,106	-	61,953	-	132,298	-	1,285,357
Operating Expenses	1,156,036	23,887	117,505	-	119,917	98,482	1,515,827
Operating Income (Loss)	(64,930)	(23,887)	(55,552)	-	12,381	(98,482)	(230,470)
Other Income (Expense)
and income taxes	(201,986)	75	(358)	-	(9,259)	-	(211,528)
Net Income (Loss)	(266,916)	(23,812)	(55,910)	-	3,122	(98,482)	(441,998)
Net Income (Loss)
per share	(0.01)	(0.00)	(0.00)	-	0.00	(0.00)	(0.01)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Prior to the Merger of Dragon Florida into Dragon Nevada, in September 2002, the former President of Dragon Nevada loaned the Company $10,000 to pay operating expenses pursuant to a demand note payable accruing interest at 3% per annum. This note payable, and any accrued interest is convertible at $0.0075 per share. Additionally, in April 2004 the former President converted advances of $31,124 into a demand note payable accruing interest at 3% per annum. In January and February 2005, the note holder converted $31,026 of principle from the $31,124 note payable into 4,136,789 shares of common stock. In October 2005 and June 2006, the note holder converted the remaining $98 principle from the $31,124 note payable, plus the $10,000 note payable, and $839 of accrued interest payable on both notes into 1,458,267 shares of common stock. At June 30, 2006 both notes payable, to the Company’s former President, plus all accrued interest had been fully converted.

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE

During the year ended June 30, 2005 the Company commenced two offering of securities. The first offer closed on March 1, 2005 (the “March 2005 Private Placement”), and the Company commenced the sale of the July 2005 Private Placement on May 9, 2005, with a closing date on July 11, 2005 (the “July 2005 Private Placement”). Furthermore in January 2006, the Company provided a conversion offer for the outstanding principal and interest due to the investors. The following are the details of each transaction:

March 2005 Private Placement

On March 1, 2005, the Company closed a private offering of Units. Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% (“March Notes”) and Class A common stock purchase warrants (5 warrants per dollar invested) to purchase shares of our common stock at $.40 per share for a period of five (5) years following the closing of the offering (“March Warrants”). The minimum subscription was for $50,000 or one Unit; which consisted of a secured convertible promissory note with a face value $50,000, carrying an annual coupon of 8% and 250,000 March Warrants (5 Warrants for every dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. The Company received gross proceeds of $357,500 from the sale of these Units (Net proceeds of $321,750 after commission and non accountable expenses of $35,750 to Skyebanc, Inc., the placement agent, as discussed below). The Units were sold to a total of 7 “accredited investors,” as that term is defined under the Securities Act of 1933, as amended. The March Notes were scheduled to mature six months following the closing of the offering. Interest payments were payable monthly. Principal payment was due at maturity. In connection with the March 2005 Private Placement, the Company issued an aggregate of 1,787,500 March Warrants ($357,500 x 5 = 1,787,500).

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents for the March 2005 Private Placement contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. The provision included in the terms of the offering was as follows: It is anticipated that the Company will endeavor to offer additional securities under similar terms to this offering. In the event the Company engages the placement agent to secure additional investment capital under similar terms to this offering, the investment amount secured from the March 2005 Private Placement will be invested under the terms of the future offering.

This subsequent offering, described herein under the heading “July 2005 Private Placement,” took place beginning on May 9, 2005, was similar to the offering terms of the March 2005 Private Placement, with the exception of the primary term of the convertible promissory note. Each of the investors retained ownership of the March Warrants issued to them as per the terms of the March 2005 Private Placement.

The March Notes included in the March 2005 Private Placement were convertible into common stock. The Company may convert a portion of the remaining principal and accrued interest due into shares of common stock, upon notice, at a conversion rate equal to a 20% discount to the weighted average bid price for the previous five days prior to receipt of notice of conversion.

The investor can elect to convert all remaining principal and interest due into shares of common stock to a 20% discount to the market with a floor of $.40.

As per the terms of the March 2005 Private Placement, the Company exchanged the investment amount of the March 2005 Private Placement into the terms of the subsequent July 2005 Private. The investment amount of the March 2005 Private Placement of $357,500 received on March 1, 2005 were exchanged for $357,500 worth of the July 2005 Private Placement described herein. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. This subsequent offering, described herein under the heading “July 2005 Private Placement,” took place beginning on May 9, 2005 and was similar to the offering terms of the March 2005 offering, with the exception of the primary term of the convertible promissory note. Each of the investors retained ownership of the March Warrants issued to them as per the terms of the March 2005 Private Placement.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

In connection with the 1,787,500 warrants granted under the March 2005 Private Placement, the Company recorded a discount on the March Notes in the amount of $239,510 that was amortized over the term of the March Notes, which was 6 months. The warrants were valued to the extent of their allocable percentage to the total value of the convertible debentures. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123(R) using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. With regards to the $239,510 discount, $142,375 and $97,135 was amortized in the years ended June 30, 2005 and 2006, respectively.

Upon initial issuance of March Notes the Company recorded a beneficial conversion in the amount of $44,688 to be amortized over the term of the March Notes, which was 6 months, of which $26,565 and $18,123 was amortized in the years ended June 30, 2005 and 2006, respectively.

In connection with the principal amount of the March Notes being exchanged into the terms of the July 2005 Private Placement; the Company recorded an additional beneficial conversion amount of $52,723, of which $31,341 and $21,382 was amortized in the years ended June 30, 2005 and 2006, respectively.

The March Notes received an additional 715,000 Class “A” Warrants issued, upon conversion to the July 2005 Private Placement. The Company recorded a discount on debt for these warrants valued at $20,579. The value of the warrants were valued below their fair market value, as the entire March 2005 Private Placement has been recorded for its full value with regards to the valuation for its beneficial conversion features as well as for the original 1,787,500 warrants and these subsequently granted 715,000 warrants. With regards to the $20,579 discount, $12,233 and $8,346 was amortized in the years ended June 30, 2005 and 2006, respectively.

Skyebanc, Inc. (“Skyebanc”), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a sales commission of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis.

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

July 2005 Private Placement

On July 11, 2005, the Company closed on the sale of units under the July 2005 Private Placement. The Company issued an aggregate of $1,927,400 worth of Units; Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor carrying an annual coupon of 8% (“July Notes”) and Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The Units were sold to "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The July Notes were secured by 12,250,000 shares of common stock held in the name of David Wu, President and Chairman of Dragon International Group Corp. (“Dragon Nevada”), 7,150,000 shares of common stock in the name of Shun Li Shi, a shareholder, a minimum of $150,000 in readily available funds, and a mining facility valued at $3,000,000 owned by David Wu. The minimum subscription was for $100,000 or one Unit; which included a secured convertible promissory note with a face value of $100,000, carrying an annual coupon of 8% and 200,000 July Warrants (2 warrants per dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. (“July 2005 Private Placement”)

Of the total of $1,927,400 in the July 2005 Private Placement, $1,569,900 was received from the sale of the Units to 29 new accredited investors (net proceeds of $1,373,453 after payment of legal fees of $41,457, 8% commission and 2% non accountable expense payable to Skyebanc, Inc. of $154,990) and $357,500 worth of Units to 7 repeat investors from the March 2005 Private Placement that converted into the July 2005 Private Placement. $1,423,900 ($357,500 from the March 2005 Private Placement and $1,066,400 in new investments received from 20 investors) of the July 2005 Private Placement was received on or prior to June 30, 2005, the close of our 2005 fiscal year, while $503,500 in new investments from 9 investors was received in July 2005, the fist quarter of our 2006 fiscal year.

As a result, the Company issued an aggregate of 3,854,800 July Warrants. Of the 3,854,800 July Warrants, 715,000 were issued to 7 accredited investors who converted their aggregate investment of $357,500 from the March 2005 Private Placement into the July 2005 Private Placement. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. Of the 3,854,800 July Warrants, 2,132,800 were issued to 20 investors who subscribed to the July 2005 Private Placement on or prior to June 30, 2005, the close of our 2005 fiscal year, and 1,007,000 were issued to 9 investors who subscribed to the July 2005 Private Placement between July 1, 2006 through July 11, 2006, during the first quarter of our 2006 fiscal year.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

In connection with the July 2005 Private Placement, the Company granted a total of 3,854,800 July Warrants (715,000 July Warrants from the $357,500 from 7 repeat investors under the exchange, and 3,139,800 July Warrants from the $1,569,900 from new investors). As mentioned earlier the July 2005 Private Placement included Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The warrants are exercisable immediately and expire in July 2010. These warrants were treated as a discount on the July Notes and were valued, to the extent of their allocable percentage to total value of the July Notes, at $607,332 ($423,192 for the July notes issued in fiscal June 30, 2005, and $184,149 for the July Notes issued in the first quarter of fiscal June 30, 2005) to be amortized over the 24 month term of the July Notes, which began on July 11, 2005. The entire $607,332 was amortized in the year end June 30, 2006 due to the early conversion of these notes in January 2006. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123(R) using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.75-4.00%, volatility of 145% and expected term of 5 years. Additionally, in connection with the July Notes, the Company recorded a beneficial conversion in the amount of $828,461 ($591,757 for the July notes issued in fiscal June 30, 2005, and $236,704 for the July Notes issued in the first quarter of fiscal June 30, 2005) to be amortized over the life of the July Notes, which was 24 months. The entire $828,461 was amortized in the year end June 30, 2006 due to the early conversion of these notes in January 2006.

Principal payments began on the first day of the fourth month following the final closing date of the offering. The amount of principal paid each month was 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the July Notes would have been due on the first day of the 24th month following the final closing of the offering.

The Company at its option may elect to pay the current portion of principal and/or interest into shares of common stock. The Company shall provide the holder with fifteen (15) days written notice prior to such payment (“Company Conversion Notice”). The holder may receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to Company Conversion Notice, subject to a $.55 ceiling. The Company may elect to convert the current portion of unpaid interest and/or principal due to the holder under the condition that certain criteria are met which include: (i) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind., (ii) the average daily trading volume as measured for the prior 20 days to payment is as follows: (a) 100,000 shares per day for an aggregate principal balance in excess of $2,000,000.00 (b) 75,000 shares per day for an aggregate principal balance in excess of $500,000.00 but less than $2,000,000.00 (c) 50,000 shares per day for an aggregate principal balance less than $500,000.00 (d) No less than 100,000 shares per day if the an aggregate principal balance is in excess of $2,000,000.00 and, (iv) The average daily price per share as measured from the five trading days prior payment is no less than $0.24 per share.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

At the sole election of the holder, regardless of the conditions necessary for the Company conversion, any portion of the unpaid principal balance of the July Notes, together with any interest which may have accrued through the date of such conversion, may be converted into shares of common stock of the Company. The holder shall provide the Company with fifteen (15) days written notice prior to such payment (“holder Conversion Notice”). The holder may elect to receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to holder Conversion Notice. The holder will have a maximum conversion price of $.55 per share and a minimum conversion price of $.20 per share.

The investors in the July 2005 Private Placement were granted 45 day demand registration rights to cover the resale of the shares of common stock issued upon conversion as well as the common stock underlying the investor warrants, which included both the March Warrants and the July Warrants.

Furthermore, should a registration statement not be declared effective within 120 days from the closing date of July 11, 2005 and the closing bid price for any three of the previous 20 trading days is greater than $.6875, the Company shall pay liquidation damages in the amount of 2%. The registration statement was not declared effective. However the common stock has never traded above $.6875, so therefore the Company did not incur any penalty.

Skyebanc, Inc. (“Skyebanc”), a NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a sales commission of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also reimbursed Skyebanc for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. The sales commission of 8% and the 2% non-accountable fee was paid on the balance of new subscriptions of $1,569,900. As placement agent, the Company granted Skyebanc, Inc. warrants to purchase 500,000 shares of our common stock exercisable at $.01 per share expiring on July 11, 2010 (“Placement Agent Warrants”).

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

January Conversion Offer

On January 24, 2006, the Company made a universal conversion offer to all of the holders of its July 2005 Private Placement (“January Conversion Offer”). The January Conversion Offer presented the holders an opportunity to (i) convert the outstanding principal and interest due on the July Notes into shares of its common stock at a conversion price of $.09 per share, (ii) the reduction of the exercise price on March Warrants included in the March 2005 Private Placement from $.40 per share to $.15 per share, and July Warrant included in the July 2005 Private Placement from $.40 to $.15 per share, and (iii) the Company would grant additional common stock purchase warrants equal to the number of March Warrants and July Warrants held by each holder from the March 2005 Private Placement and the July 2005 Private Placement. The Company would grant Class A common stock purchase warrants to purchase shares of its common stock at $.15 per share for a period of five (5) years from the date of grant, January 24, 2006 (“Conversion Warrants”).

34 of 36 holders accepted the January Conversion Offer and elected to convert the full amount of principal and interest due under the July Notes. One investor elected to convert half of the principal and interest due under the July Notes, while another investor elected not to convert under the terms of the January Conversion Offer. These two investors were subscribers to the July 2005 Private Placement only and were not subscribers to the March 2005 Private Placement.

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34 holders consenting to the January Conversion Offer were due an aggregate of $1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 = 17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March Warrants and 3,604,800 July Warrants. The Company reduced the exercise price on the 1,787,500 March Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July Warrants from $.30 to $.15. The March Warrants and the July Warrants were valued to the extent of their allocable percentage to the total value of the convertible promissory notes as we discussed above.

The holder who elected to convert half of the July Notes was due $86,286 in principal ($100,000 less principal repayments of $13,714 made prior to the January conversion) and interest as of February 10, 2006. As such the investor converted $43,143, (half of the current principal and interest due) the Company issued 479,365 shares of common stock, reduced the exercise price on 100,000 of the July Warrants to $.15 and granted 100,000 Conversion Warrants. (Original investment of $100,000 in the July 2005 Private Placement, therefore 200,000 July Warrants). The holder who elected to not to convert half of the July Notes retained ownership of 100,000 of the 200,000 July Warrants received in the July 2005 Private Placement for which the exercise price remained constant at $.40 per share, nor did this holder receive any Conversion Warrants. The other holder who elected not to convert, retained ownership of the principal amount of $25,000 in July Notes, of which $21,571 in principal ($25,000 less principal repayments of $3,429 made prior to the January conversion)and interest was due as of February 10, 2006, and retained ownership of 50,000 July Warrants for which the exercise price remained constant at $.40 per share, nor did this holder receive any Conversion Warrants.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

Subsequently, on February 10, 2006 these two holders, who did not convert, assigned their July Notes to third parties who subsequently converted under the terms of the January Conversion Offer. As of February 10, 2006 the two holders who did not consent to the January Conversion Offer were due an aggregate of $64,714 in principal and interest on the July 2005 Notes. One investor was due $21,571 and one was due $43,143 ($86,286 divided by half = $43,143). Following assignment, the new holders of the remaining July Notes elected to convert under the January Conversion Offer. As such the Company issued 719,048 shares of common stock ($64,714 divided by $.09 = 719,048).

In total as a result of the January Conversion Offer, the Company converted a total of $1,663,071 in principal and interest from the July Notes. ($1,555,214 + $43,143 + $64,714 = $1,663,071) issued 18,478,568 shares of common stock ($1,663,071 divided by $.09 = 18,478,568), reduced the exercise price on 5,492,300 warrants (3,704,800 July Warrants and 1,787,500 March Warrants) to $0.15 per share, and granted 5,492,300 Conversion Warrants at $0.15 per share. The exercise price on 150,000 July Warrants, owned by the original holders electing not to convert, remained constant at an exercise price of $.30 per share.

In accordance with FAS No. 84, "Induced Conversion of Convertible Debt", the Company recognized an expense equal to the fair value of the additional securities and other consideration issued to induce conversions. Accordingly, the Company recorded debt settlement expense of $914,704 related to the 18,478,568 shares issued upon conversion and $411,865 of debt settlement expense related to the granting of Conversion Warrants to purchase 5,492,300 shares of the Company's common stock at $.15 per share. The fair market value of these stock warrant grants were estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 3 years.

The Company has already recognized the full value of the 5,492,300 warrants (3,704,800 July Warrants and 1,787,500 March Warrants) for which the exercise price was reduced; therefore the Company did not record additional charges with regards to the reduction in exercise price from $0.30 to $0.15 for the July Warrants and $0.40 to $0.15 for the March Warrants. For the March holders the value of the March Warrants were valued below their fair market value at the time the March holders converted to the July Notes, as the entire March 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features and for the discount with regards to the issuance of March Warrants and July Warrants. For the July holders the value of the originally granted July Warrants on the date of their grant for $0.30 per share were higher then the value of the warrants on the date that they were re-priced to $0.15 per share for the January Conversion Offer; therefore no expense was recorded for the reduction in exercise price.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services as placement agent at an exercise price of $.01 per share, which warrants expire on July 1, 2010. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,894 to be amortized over the term of the July Notes. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. The placement fees were deemed to be a deferred debt offering cost and were amortized as a debt issuance cost over the term of the July Notes. For the year ended June 30, 2006, the Company fully amortized debt issuance costs amounting to $338,091.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

The following is a reconciliation of the March 2005 Private Placement and the July 2005 Private Placement:

	March 2005 Private Placement	July 2005 Private Placement	Total
Convertible Debenture payable	$357,500	$1,569,900	$1,927,400
Less:
Beneficial conversion feature with original debt issuance	(44,688)	(828,461)	(873,149)

Discount on debt associated with grant of warrants with original debt issuance	(239,510)	(607,332)	(846,842)

Additional beneficial conversion feature associated with exchange of March 2005 Series for July 2005 Series	(52,723)	n/a	(52,723)

Additional discount on debt associated with grant of additional warrants with exchange of March 2005 Series for July 2005 Series	(20,579)	n/a	(20,579)
Convertible Debenture, net	$-	$134,107	$134,107

For the year ended June 30, 2006, amortization of imputed interest and beneficial conversion charged to interest expense was $1,580,779. Upon conversion of the July 2005 Private Placement as per the January Conversion Offer on January 24, 2006, any and all remaining unamortized beneficial conversion and discount on debt was expensed.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. From time to time, the Company receives advances from or advances funds to several affiliated entities, owned by an officer of the Company, for working capital purposes. These advanced are payable on demand and are personally guaranteed by the officer. At June 30, 2006, the Company had outstanding balances from these affiliated entities of $3,498.

Due to related party

A shareholder/consultant advanced funds to the Company for working capital purposes. At June 30, 2006, the Company owed $5,000 to this shareholder/consultant that is included in accrued expenses. The advances are non-interest bearing, unsecured and are due on demand.

The former President of Dragon Nevada, from time to time, prior to the Merger with Dragon Florida provided advances to the Company for operating expenses. These advances are short-term in nature and non-interest bearing. The amount due to the former President at June 30, 2006 was $17,506 and is included in accrued expenses on the accompanying balance sheet.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 10 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2006:

Notes payable to Bank of Agriculture, due on September 15, 2006. Interest only payable monthly at a rate of 6.138%. Secured by equipment and personal guarantee of officer.	$ 124,898

Notes payable to Bank of Agriculture, due on September 15, 2006. Interest only payable monthly at a rate of 6.138%. Secured by equipment and personal guarantee of officer.	124,898

Notes payable to Bank of Agriculture, due on March 15, 2007. Interest only payable monthly at a rate of 6.138%. Secured by equipment and personal guarantee of officer.	599,513

Notes payable to Bank of Agriculture, due on November 15, 2006. Interest only payable monthly at a rate of 5.94%. Secured by equipment and personal guarantee of officer.	612,003

Notes payable to Bank of Agriculture, due on December 11, 2006. Interest only payable monthly at a rate of 6.264%. Secured by equipment and personal guarantee of officer.	499,594

Notes payable to Commercial Bank, due on September 20, 2006. Interest only payable monthly at a rate of 6.786%. Secured by equipment and personal guarantee of officer.	62,450

Bank acceptances payable. Non-interest bearing. Secured by equipment and personal guarantee of officer.	490,851

HK Runji Investment Ltd. Non-interest bearing, unsecured and are due on demand.	100,000

Notes Payable to two shareholders, interest only payable annually at a rate of 8%, $100,000 due on January 10, 2007 and $48,000 due on April 11, 2007	$ 148,000
Total	$ 2,762,207

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 11 - INCOME TAXES

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

The Company’s subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax). The Company obtained approval from the Peoples Republic of China to have their state income taxes abated. Such approval is in effect for the years end June 30, 2006 and 2005, accordingly there is no provision for income taxes for the Chinese subsidiaries. The US parent has sustained losses for tax purposes for the years ended June 30, 2006 and 2005, and accordingly no income tax provision has been made.

The components of income (loss) before income tax consist of the following:

	Year Ended June 30,
	2006	2005
US Operations	$(3,692,577)	$(387,249)
Chinese Operations	1,098,460	120,333
	$(2,594,117)	$266,916

The table below summarizes the differences between the Company’s effective tax rate and the statutory US Federal rate as follows for years ended June 30, 2006 and 2005:

	Year Ended April 30
	2006	2005
Income tax (benefit) provision at Federal statutory rate	$(908,000)	$(94,000)
Permanent differences – stock based compensation	934,000	20,000
US tax rate in excess of foreign tax rate	52,000	5,000
US net operating loss not available against foreign income	284,000	109,000
Abatement of foreign income taxes	(362,000)	(40,000)
Tax provision	$-	$-

The Company has net operating loss (“NOL”) carryforwards for United States income tax purposes at June 30, 2006 expiring through the year 2026. Management estimates the NOL as of June 30, 2006 to be approximately $1,311,000. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets as it is more likely than not that realization will not occur. The Company's deferred tax asset as of June 30, 2006 is as follows:

NOL carryforwards	$455,000
Valuation allowance	(455,000)
Deferred tax asset, net of allowance	$-

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS' EQUITY

Stock Plan

In June 2005, the Company’s Board of Directors and a majority of its shareholders approved by consent its "2005 Stock Option Plan" (the "Plan"). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others and the Company has reserved 5,000,000 shares of its common stock for issuance under the Plan. The options are to be granted for a term of not more than five (5) years and other terms and conditions as defined under the Plan. As of June 30, 2006, there were no available shares to be issued, or options granted under the 2005 Plan.

Common Stock

In August 2004, the Company’s board of directors approved a 1 for 8 reverse stock splits. All per share data included in the accompanying consolidated financial statement have been presented to reflect the reverse split.

Effective October 4, 2004, under an Agreement and Plan of Reorganization (the “Merger”), Dragon Nevada issued 24,625,000 shares of their common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., a Florida corporation ("Dragon Florida"). For financial accounting purposes, the Merger was been treated as a recapitalization of the Dragon Nevada, with Dragon Florida assuming the management of the Company.

In May and August 2004, the Company’s attorney and a vendor, agreed to convert accounts payable owed to them by the Company of $15,171 and $11,404, respectively, into convertible promissory notes payable accruing interest at 18% per annum. These notes were due on the earlier of the Company having successfully consummating a merger or acquisition, or upon demand by the note holder. These notes payable were convertible at $0.0075 per share. On October 4, 2004 both note holders converted their principle into 3,543,211 common shares.

On December 31, 2004, in connection with the acquisition of the remaining 30% of its subsidiary, the Company issued 4,000,000 shares of common stock. For financial accounting purposes, the issuance of these shares was treated as part of the recapitalization of Retail and valued at par value.

In January and February 2005, the former President of Dragon Nevada converted $13,424 and $17,602 portions of a convertible promissory note totaling $31,026 into 1,789,823 and 2,346,966 shares of common stock, respectively, for a total of 4,136,789 common shares issued.

On May 31, 2005, the Company increased its authorized common shares from 50,000,000 to 200,000,000.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS EQUITY (Continued)

Common Stock (continued)

On July 1, 2005, in connection with the acquisition of a 60% interest in Yongxin, the Company issued 1,000,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000.

On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc (“China Direct”) to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on the date entered into the agreement at approximately $.26 per share and recorded deferred consulting expense of $104,000 to be amortized over the service period. Additionally, effective January 10, 2006, the Company entered into a new three-year consulting agreement with China Direct. In connection with this agreement, the Company agreed to issue 6,000,000 of the Company’s common stock to China Direct. The Company valued these services using the fair value of common shares on grant date at approximately $.09 per share and recorded deferred consulting expense of $540,000 to be amortized over the service period. For the year ended June 30, 2006, amortization of deferred consulting expense related to these shares amounted to $184,000. On June 22, 2006, in connection with this agreement, the Company issued 5,110,000 shares of common stock. As of June 30, 2006, the 890,000 shares had not been issued and are reflected in common stock issuable on the accompanying balance sheet.

On August 1, 2005, in connection with the acquisition of a 100% interest of the Xianyang Naite Research and Development Center, the Company issued 500,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000.

In October 2005 and June 2006, the former President of Dragon Nevada converted a $10,000 convertible promissory note, $98 remaining on a convertible promissory note and accrued interest payable on these convertible notes into 1,458,267 shares of common stock.

In connection with the conversion of the principal and interest due on the July Notes, the Company issued 18,478,568 shares of common stock upon conversion of outstanding principal and accrued interest of $1,663,071 (see note 8).

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

On June 30, 2006, the Company acquired Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”). JinKui, established in 2004, is located in Shanghai, China and is a manufacturer of packaging materials for the pharmaceutical and food industry. Under the term of the agreement, the Company will issue common stock to acquire 100% ownership interest in JinKui. The consideration is on the basis of audited shareholders’ equity of JinKui of $1,141,476. As a result on the date of the merger the common stock of Dragon Nevada was valued at $.141 per share and the Company will issue an aggregate of 8,095,574 shares of its common stock in consideration for this acquisition. The fair value of the common stock issuable was based on the $.141 quoted trading price of the common stock on the acquisition date and amounted to $1,141,476. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The results of operations of JinKui are not included in the consolidated results of operations of the Company since the acquisition date is on June 30, 2006. As of June 30, 2006, the 8,095,574 share had not been issued and are reflected in common stock issuable on the accompanying balance sheet. (See Note 5)

Stock Warrants

On March 15, 2005, in connection with the March 2005 Private Placement discussed in Note 8, the Company granted warrants to purchase 1,787,500 shares of the Company's common stock exercisable at $.40 per share. The purchase warrants expire in five years from the date of the warrant.

In July 2005, in connection with July 2005 Private Placement discussed in Note 8, the Company granted warrants to purchase 3,854,800 shares of the Company's common stock exercisable at $.30 per share. The purchase warrants expire in July 2010. Additionally, in July 2005, in connection with the July 2005 Private Placement discussed in Note 8, the Company granted warrants to purchase 500,000 shares of the Company's common stock to the placement agent exercisable at $.01 per share. The purchase warrants expire in July 2010.

On January 10, 2006, in connection with a three-year consulting agreement with China Direct Investments, Inc., the Company issued warrants to purchase 4,700,000 shares of common stock to China Direct Investments, Inc. at $.15 per share. The warrants expire on January 10, 2011. The fair market value of these warrants of $395,675 will be amortized over the service period and was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS EQUITY (continued)

Stock warrants (continued)

On February 15, 2006, the Company entered into a one year consulting agreement with Skyebanc, Inc. for consulting services. In connection with this consulting agreement, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.15 per share. The warrants expire on February 15, 2011. The fair market value of these warrants of $71,243 will be amortized over the service period and was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years. For the year ended June 30, 2006, amortization of deferred compensation related to warrants amounted to $4,453.

As inducement for holders of convertible debt to convert, the Company issued additional common stock purchase warrants equal to the number of warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. As a result, the Company issued an aggregate of 5,492,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. The Company also reduced the exercise price on the 3,704,800 warrants held by the converting holders to $.15 per share, while maintaining the exercise price on 150,000 warrants for those holders who elected not to convert at $.30 per share. The Company also reduced the exercise price on the 1,787,500 warrants received as consideration for the March offering from $.40 to $.15 per share.

A summary of the status of the Company's outstanding stock warrants as of June 30, 2006 and changes during the period then ended is as follows:

Weighted

Average

		Exercise
	Shares	Price
	-----------	--------------
Outstanding at July 1, 2005	4,635,300	$ 0.150
Granted	12,199,300	0.146
Exercised	-0-	-0-
Forfeited	-0-	-0-

Outstanding at June 30, 2006	16,834,600	$ 0.147

Warrants exercisable as of June 30,2006	16,834,600	$ 0.147
==============	==============

Weighted-average fair value of warrants

granted during the period	$0.147

                * Subsquent to grant date, weighted average exercie price decreased due to teh repricing of warrants, upon settlement of convertible debintures (Note 8)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS EQUITY (continued)

Stock warrants (continued)

The following information applies to all warrants outstanding at June 30, 2006:

Warrants Outstanding	Warrants Exercisable
---------------------------	-------------------------

Weighted

		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
------------------------	------	-----------	---------	-----------	--------------
$0.30	150,000	4.03	$ 0.30	150,000	$ 0.30
$0.15	16,184,600	4.10	$ 0.15	16,184,600	$ 0.15
$0.01	500,000	4.03	$ 0.01	500,000	$ 0.01

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse of vehicles under leases that expire through February 2009. Future minimum rental payments required under this operating lease is as follows:

Year Ended June 30, 2007	$47,374
Year Ended June 30, 2008	$47,409
Year Ended June 30, 2009	$17,486
Year Ended June 30, 2010	-0-
Thereafter	-0-

Rent expense for the twelve-month periods ended June 30, 2006 and 2005 was $59,056 and $20,615, respectively.

NOTE 14 - OPERATING RISK

(a) Country risk

The Company's revenues will be mainly derived from the sale of paper products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 14 - OPERATING RISK (continued)

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

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Performance of subsidiaries risk

All of the Company’s revenues will be derived via the operations of the Company’s Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company’s control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company’s products and services and those of the subsidiaries.