Form 10KSB/A
period 2006-06-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2006-11-06
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Amendment No.1 to

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

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

DRAGON INTERNATIONAL GROUP CORP.

PAGE

Facing Page

Index

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	38
Item 3.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	39

PART II

Item 5.	Market for the Registrant's Common Equity
	and Related Stockholder Matters	40

Item 6.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	41
Item 7.	Financial Statements	61
Item 8.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	61
Item 8A.	Controls and Procedures	61

PART III

PART IV

Item 13.	Exhibits and Reports on Form 8-K	72
Item 14.	Principal Accountant Fees and Services	74

SIGNATURES	77

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business solely within the People's Republic of China. Most of these factors are diff icult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

Dragon International Group Corp., a Nevada corporation, (“Dragon Nevada”) owns a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”). Ningbo Dragon, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Our operations are conducted through Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon"), our wholly owned subsidiary. Ningbo Dragon is involved in the pulp and paper packaging material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon op erates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”), holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang’ai Village in Ningbo, China 315040; Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), created to develop, design and improve production methods in the specialty packaging industry in China. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”) manufactures, sells, and distributes cigarette packaging materials, (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”), is a manufacturer of specialized packaging materials products for the pharmaceutical and food industry, and (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”), is a manufacturer of specialized packaging products for the pharmaceutical and food industry. Ningbo Dragon has a distribution network covering east and central China. Unless otherwise indicated, all references to our Company in this report include our subsidiary companies.

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

Dragon International Group Corp., a Nevada corporation, (“Dragon Nevada”) owns a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida was founded in June 2004. Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”), formerly known as Ningbo Anxin International Trade Company, Limited (“Anxin”). On June 30, 2004, Dragon Florida acquired a 70% ownership interest of Ningbo Dragon. Anxin changed its name to Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”) on July 7, 2005. On December 31, 2004, Dragon Florida acquired the remaining 30% ownership interest of Ningbo Dragon International Trade Company, Limited. Ningbo Dragon operates four subsidiaries; (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”) . Ningbo Dragon acquired 100% interest in Yonglongxin in July 9, 2004. Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), acquired by Yonglongxin on August 1, 2005. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”). Yongxin was acquired by Ningbo Dragon in August 2005. (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”). Ningbo Dragon acquired 100% interest in Dragon Packaging on June 1, 2005. (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”). Ningbo Dragon acquired 100% interest in JinKui on June 30, 2006.

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

Ningbo Dragon acquired 100% of Dragon Packaging on June 1, 2005. Dragon Packaging, established in August 2002, is located in Ningbo, China, in close proximity to the headquarters of Ningbo Dragon. At the time of acquisition Dragon Packaging was winding down operations due to low profitability. The main assets of Dragon Packaging were comprised of a manufacturing facility that was comprised of land, buildings and equipment, including 23,345 square meters of land, an 8,500 square meter building, and assorted manufacturing equipment. In the 8,500 square meter building; 1,859 square meters is used as office space, 1,580 square meters is a warehouse used to store raw materials and finished products, 3,723 square meters is used as manufacturing facilities and the remaining 1,338 square meters is a dormitory to house workers. The land, buildings and equipment owned by Dragon Packaging have been appraised with a mark et value of $3,797,778. The appraisal was performed by the Ningbo Tianyuan Accounting Firm, an independent third party, on June 16, 2005. Ningbo Dragon held an account receivable in the amount of $2,601,906 from Dragon Packaging related to previous business. The acquisition was consummated in exchange for the release of the account receivable,

On March 31, 2005, we had a net receivable from several affiliated entities owned by David Wu, our Chief Executive Officer and President, amounting to $2,559,040. These advances were payable on demand and personally guaranteed by Mr. Wu. However, when we reached an agreement to buy this manufacturing facility from Dragon Packaging, it transferred ownership of 23,345 square meters of property, including a recently completed 8,500 square meter manufacturing facility in exchange for this outstanding receivable. The land is valued at approximately $2.5 million. David Wu, our Chief Executive Officer, President and Chairman is a former shareholder of Dragon Packaging. This facility allows us to upgrade our manufacturing capabilities and provides a significant amount of land to expand on in the future. Furthermore, the transaction is expected to reduce costs as a result of our eliminating the leasing costs on our cu rrent facility.

Shanghai JinKui Packaging Material Company, Limited (“JinKui”)

On June 30, 2006, we acquired 100% of JinKui via a share exchange agreement. Under the terms of the agreement at closing Dragon Nevada will issue shares of common stock of Dragon Nevada to JinKui equal in value to the shareholder equity of JinKui. The Company will issue an aggregate of 8,095,574 shares of its common stock valued at $1,141,476, the value of the shareholder equity of JinKui. The Company has not issued these shares as of June 30, 2006, and accordingly has accounted for them as common stock issuable. In addition to the 8,095,574 common shares issuable, the Company agreed to issue to the former owners of JinKui the following shares upon achievement of certain milestones: 10,000,000 shares of their common stock if JinKui achieves 6 million RMB in sales, with 600,000 RMB in net income, by December 31, 2006 and 10,000,000 more shares of their common stock if JinKui achieves 20 million RMB in 12 month s of sales, with 2 million RMB in net income by June 30, 2007. The Company accounted for this acquisition using the purchase method  of accounting in accordance with SFAF No.141 The results of operations of JinKui are not included in the consolidated results of operations of the Company since the acquisition date is on June 30, 2006. JinKui, established in 2004 is now a wholly owned subsidiary of Ningbo Dragon. JinKui is a manufacturer of packaging materials for the pharmaceutical and food industry. It manufactures a series of blister packs that are employed in the packaging of pharmaceutical products. JinKui has received the Good Manufacture Practice (GMP) status from the Chinese State Food and Drug Administration (SFDA) and ISO9000 Quality Assurance System.

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

Ningbo Dragon serves as a distribution agent in China for a variety of global paper manufacturers. Many global manufacturers do not possess or control an internal sales or distribution network within China. In an effort to expand their reach, global pulp and paper manufacturers will seek to leverage the capabilities of local agents for domestic sales and distribution within China. Ningbo Dragon's primary distribution products are called Federal Solid Bleached Sulfate Paperboard (“Federal SBS”), and Hang Kong Cast Coated Board (“Hang Kong CCB”). Federal Solid Bleached Sulfate Paperboard (“Federal SBS”) is manufactured by International Paper Company (“IP”). Hang Kong Cast Coated Board (“Hang Kong CCB”) is manufactured by Asia Pulp and Paper Group. From time to time, Ningbo Dragon will distribute grades of Solid Bleached Sulfate (“SBS”) manufactured dom estically in China. Recently the quality of domestically manufactured SBS has improved and as a result this domestically manufactured SBS has gained a level of acceptance among the paper industry in China. However domestic grades of SBS are still inferior in quality as compared to Federal SBS and in relation to Federal SBS the demand for local SBS remains small. Management of Ningbo Dragon believes new brands of cast coated board (“CCB”) manufactured domestically will not receive wide acceptance by the general market in the short term. It will take time for the new products to be accepted by the industry. As a result management of Ningbo Dragon expects the demand for Hang Kong CCB to remain strong for the foreseeable future. Federal SBS, Hang Kong CCB and composite paperboard account for approximately 6.4%, 60.2% and 22.8%, respectively, of our total annual revenues.

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

In the period ending June 30, 2006 our annual domestic sales of solid bleached sulfate both domestic grads as well as Federal SBS manufactured by IP was approximately 918 tons. Our management estimates that our current share of the solid bleached sulfate market in China is approximately less than 10% of the pulp, paper and packaging industry in China. Management believes there are three contributing factors leading to our small portion of the market, including (i) the quality of solid bleached sulfate paperboard (“SBS”) manufactured domestically has improved. As a result, the products have gradually substituted the imported SBS such as Federal SB for domestically produced SBS; (ii) the market for Federal SBS is narrow, mainly focused on high-grade commodities; and (iii) the sheer magnitude of the industry in China. As the demand for domestic grades of SBS increase, we will seek to garner a growing s hare of this market.

Ningbo Dragon has been an agent for International Paper Company (“IP”) products since 1994. As such, management believes that Ningbo Dragon has developed a stable relationship with IP. Ningbo Dragon is not an exclusive agent of IP. Management of Ningbo Dragon believes this relationship places Ningbo Dragon in a favorable position among other domestic agents of Federal SBS. Distribution agents for pulp and paper products may have difficulty securing a relationship with a company such as IP. Although IP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IP. As such it will be difficult for new local agents to emerge and establish a relationship with IP in the near future. However, competition is strong and local agents continue to seek a relationship with IP, especia lly due to the quality of its products.

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

Hang Kong CCB

Hang Kong Cast Coated Board (“Hang Kong CCB”) is manufactured by Asia Pulp and Paper Group (“APP”). The Hang Kong CCB we distribute is manufactured mainly in Indonesia. Hang Kong CCB is made from paper pulp. Hang Kong CCB is a packaging material that is white, smooth and glossy and is used as an external packaging material for products such as cigarette boxes, cosmetics, and wine. We believe Hang Kong CCB will continue to witness strong demand due to its durability, wide variety of applications and the reputation of its manufacturer, Asia Pulp and Paper Group. Ningbo Dragon distributes Hang Kong CCB throughout East China and Southeast China. Ningbo Dragon has been an agent of APP since 1998. Although Ningbo Dragon is not an exclusive agent of APP, Ningbo Dragon has established a stable relationship with APP. Management of Ningbo Dragon believes this relationship places Ningbo Dragon in a f avorable position among other domestic agents of Hang Kong CCB. We believe that distribution agents for pulp and paper products in China may have difficulty securing a relationship with a company such as Asia Pulp and Paper (“APP”). Although APP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as APP. As such it will be difficult for new local agents to emerge and establish a relationship with APP in the near future. However, competition is strong and local agents continue to seek a relationship with APP, especially due to the quality if its products.

For the fiscal year ended June 30, 2006, our annual domestic sales of Hang Kong CCB were in excess of 6,000 tons, which represents approximately 35% of APP annual Hang Kong CCB manufacturing output. During our fiscal year ended June 30, 2005, our annual domestic sales of Hang Kong CCB were in excess of 5,100 tons, which represents approximately 15% of APP annual Hang Kong CCB manufacturing output. Ningbo Dragon represents approximately 30% to 40% of the annual sales of Hang Kong CCB sold within the PRC. Ningbo Dragon imports Hang Kong CCB from APP by issuing Letters of Credit at Sight at the price of CIF Shanghai (cost + insurance + freight). Letter of Credit at Sight is a letter of credit, also referred to as an LOC or LC, issued by a financial institution that essentially acts as an irrevocable guarantee of payment to a beneficiary. This means that if the applicant obtaining the LC fails to perform its obli gations, the bank will meet the obligation. The terms of a Letter of Credit at Sight require immediate payment.

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

Composite Paperboard

As a manufacturer, our main product is composite paperboard, manufactured by Yonglongxin. Composite paperboard is manufactured using a combination of SBS, CCB, Polyethylene Terephthalate film (“PET film”), and holographic film. PET film is a basic polymer used as a raw material in the manufacture of fiber, film, packaging containers, engineering resin and binder resins. PET film and Holographic film are a raw material used in the manufacture of composite paper board. Yonglongxin imports PET film and holographic film from Taiwan Guangqun. Ningbo Dragon distributes the finished composite paperboard manufactured by Yonglongxin. Ningbo Dragon distributes the composite paperboard to the transferring factories of composite paperboard and transfer paperboard. These companies include Shanghai Cigarette Industry Printing Factory and Danyang Xinglian Corporation, each of whom accounted for over 10% and 11.05%, respectively, of o ur total revenues during our fiscal year ended June 30, 2006 and 10.03% and 11.16%, respectively, for the year ended June 30, 2005.

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

Sales and Marketing

Federal SBS

Since inception, Ningbo Dragon has employed sales networks that interact directly with the client. Sales people are compensated via salary and do not earn sales commissions. Ningbo Dragon advertises in trade publications and magazines. Our sales network covers East China and South-East China including the city of Shanghai, as well as the following provinces; Anhui, Shandong, Jiangsu, Zhejiang, Fujian, Jiangxi, Hubei, and Yunnan. Ningbo Dragon is making an effort to increase sales in Southern China. Specifically, Ningbo Dragon is marketing SBS and CCB in the Southern regions of China. Ningbo Dragon is exploring new forms of SBS produced domestically. Domestic manufacturers have had success with new products such as Zhong' Hua SBS and a form of water-proof art paper. Ningbo Dragon is seeking ways to incorporate these new products into its manufacturing base. In the event Ningbo Dragon is successful with this ef fort, Ningbo Dragon will attempt to sell and distribute these new products using the existing sales network.

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

Our organization has witnessed an increase in the cost of our raw materials such as raw pulp and pulp related products over the past 12 months. This increase has impacted the global paper industry and is not specific to our company. Management of Ningbo Dragon does not anticipate the trend to reverse. Furthermore, increased oil prices over the past year have led to higher transportation costs for our products. Ningbo Dragon does not have any control over the price of oil. In response, we have taken necessary actions to alleviate the impact of rising costs including the reduction of fixed administration expenses and the implementation of variable cost controls. Management estimates our gross profit as a percentage will decline over the next few operating quarters. Furthermore, management has taken steps to improve operating results in the future. Management has acquired a manufacturing facil ity with the acquisition of Yonglongxin. This should limit our dependence on foreign manufactured goods, while attaining a level of control on the quality, price and availability of our products. We have established an internal research and development program with the acquisition of the Research & Development Center. This research and development program could lead to the creation of new innovative products. New innovative products could command a higher profit margin in the industry. However, there is no guarantee that the program will generate new products. There is no guarantee that any new products will receive a favorable reception in the industry.

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

Consolidated Operations

We consolidated the operations of two of our divisions in an effort to reduce fixed operational expenses. We will continue to operate the underlying business of each entity from the headquarters located in Ningbo. The two discontinued divisions are Shanghai An’ Hong Paper Company Limited, ("An’ Hong") and Ningbo Long' An Industry and Trade Company Limited ("Long' An"). The remote operations were established as additional offices in Shanghai in an effort to improve client relations and extend the brand awareness of our products and services throughout China. Furthermore, we believe we can improve our status among financial institutions in China as a large group with additional operations in various business segments. Unfortunately the cost of the additional offices proved too costly. We will service the clients of An’ Hong and Long’ An from our headquarters in Ningbo. The fixed assets, offi ce equipment and entities were sold to Shanghai DIJI Investment Management Company.

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

We sold the assets of Shanghai An’ Hong Paper Company Limited, and Ningbo Long' An Industry and Trade Company Limited to Shanghai DIJI Investment Management Company in April 2005. At the time of sale, Shanghai An’ Hong Paper Company Limited held net assets of 1,840,445.52 RMB ($222,276 USD). At the time of sale, Ningbo Long' An Industry and Trade Company Limited held part of fixed assets and inventory of 771,933 RMB ($95,183 USD). In exchange for the assets of An’ Hong and Long’ An, we received a note receivable due on December 31, 2005 in the amount of 1,500,000 RMB ($184,957 USD) and a note receivable due on June 30, 2006 in the amount of 1,503,729.67 RMB ($185,417 USD). The note receivable due on December 31, 2005 has been paid to the Company during the year. As of June 30, 2006, there is still outstanding balance of 1,355,790 RMB ($169,336 USD) for the note payable due on June 30, 2006 . The management expected that the balance should be paid off during the fiscal year 2007.

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

National imports to the PRC account for approximately 15% of the total consumption in China. Currently the supply structure of the paper industry in China is insufficient as compared with the national demand. Approximately 80% of domestic production capacity is middle- and low-end paper. This segment of the national paper industry experiences significant competition which represent low margins to the manufacturer. However, high quality application of paper products depend on imported products. Our focus is to capitalize on this dearth of supply. Our intent is to capture a share of the national market by manufacturing a premium quality product. There is a supply gap in the high-end paper market, causing high margins and relatively little competition. We intend to expand upon our tradition of customer satisfaction in the premium grade area of the market; as this represents an opportunity for improved profit mar gins. , ,

2005 Private Offerings

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

March 2005 Private Placement

On March 1, 2005, the Company closed a private offering of Units. Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% (“March Notes”) and Class A common stock purchase warrants (5 warrants per dollar invested) to purchase shares of our common stock at $.40 per share for a period of five (5) years following the closing of the offering (“March Warrants”). The minimum subscription was for $50,000 or one Unit; which consisted of a secured convertible promissory note with a face value $50,000, carrying an annual coupon of 8% and 250,000 March Warrants (5 Warrants for every dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net after c ommission and non accountable expenses of $35,750 paid to Skyebanc, Inc., the placement agent). The Units were sold to a total of 7 “accredited investors,” as that term is defined under the Securities Act of 1933, as amended. The March Notes were scheduled to mature six months following the closing of the offering. Interest payments were payable monthly. Principal payment was due at maturity. As a result, the Company issued an aggregate of 1,787,500 March Warrants ($357,500 x 5 = 1,787,500).

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

July 2005 Private Placement

On July 11, 2005, the Company closed on the sale of units under the July 2005 Private Placement. The Company issued an aggregate of $1,927,400 worth of Units; Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor carrying an annual coupon of 8% (“July Notes”) and Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The Units were sold to "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The July

Notes were secured by 12,250,000 shares of common stock held in the name of David Wu, President and Chairman of Dragon International Group Corp. (“Dragon Nevada”), 7,150,000 shares of common stock in the name of Shun Li Shi, a shareholder, a minimum of $150,000 in readily available funds, and a mining facility valued at $3,000,000 owned by David Wu. The minimum subscription was for $100,000 or one Unit; which included a secured convertible promissory note with a face value of $100,000, carrying an annual coupon of 8% and 200,000 July Warrants (2 warrants per dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. (“July 2005 Private Placement”)

Of the total of $1,927,400 from the July 2005 Private Placement, $1,569,900 was received from the sale of the Units to 29 new accredited investors ($1,414,910 net; 8% commission and 2% non accountable expense payable to Skyebanc, Inc. of $154,990) and $357,500 worth of Units to 7 repeat investors from the March 2005 Private Placement. $1,423,900 ($357,500 from the March 2005 Private Placement and $1,066,400 in new investments received from 20 investors) of the July 2005 Private Placement was received on or prior to June 30, 2005, the close of our 2005 fiscal year, while $503,500 in new investments from 9 investors was received in July 2005, the fist quarter of our 2006 fiscal year

As a result, the Company issued an aggregate of 3,854,800 July Warrants. Of the 3,854,800 July Warrants, 715,000 were issued to 7 accredited investors who converted their aggregate investment of $357,500 from the March 2005 Private Placement into the July 2005 Private Placement. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. Of the 3,854,800 July Warrants, 2,132,800 were issued to 20 investors who subscribed to the July 2005 Private Placement on or prior to June 30, 2005, the close of our 2005 fiscal year, and 1,007,000 were issued to 9 investors who subscribed to the July 2005 Private P lacement between July 1, 2006 through July 11, 2006, during the first quarter of our 2006 fiscal year.

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

The Company at its option may elect to pay the current portion of principal and/or interest into shares of common stock. The Company shall provide the holder with fifteen (15) days written notice prior to such payment (“Company Conversion Notice”). The holder may receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to Company Conversion Notice, subject to a $.55 ceiling. The Company may elect to convert the current portion of unpaid interest and/or principal due to the holder under the condition that certain criteria are met which include: (i) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind., (ii) the average daily trading volume as measured for the prior 20 days to payment is as follows: (a) 100,000 shares per day for an aggregate principal balance in excess of $2,000,000.00 (b) 75,000 shares per day for an aggregate principal balance in excess of $500,000.00 but less than $2,000,000.00 (c) 50,000 shares per day for an aggregate principal ba lance less than $500,000.00 (d) No less than 100,000 shares per day if the an aggregate principal balance is in excess of $2,000,000.00 and, (iv) The average daily price per share as measured from the five trading days prior payment is no less than $0.24 per share.

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

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services as placement agent at an exercise price of $.01 per share, which warrants expire on July 1, 2010. Legal fees of $41,457 were paid in connection with this offering and were treated as a placement fee. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,894 to be amortized over the term of the July Notes. The fa ir market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. The placement fees were deemed to be a deferred debt offering cost and were amortized as a debt issuance cost over the term of the July Notes. For the year ended June 30, 2006 and 2005, the Company fully amortized debt issuance costs amounting to $380,237, and 20,854, respectively.

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

Ningbo Dragon faces competition in a number of areas. It has been an agent for IP products on a non exclusive basis since 1998. Although non-exclusive in nature, management believes that we have developed a stable relationship with IP and this relationship places Ningbo Dragon in a favorable position among other domestic agents of Federal SBS. Global agents for pulp and paper products may have difficulty securing a relationship with a company such as International Paper Company. Although IP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IP. As such it will be difficult for new local agents to emerge and establish a relationship with IP in the near future. However, competition is strong and local agents continue to seek a relationship with IP, especially due to the qualit y if its products. Furthermore, IP may decide to develop an internal sales and distribution network in China. We do not feel this event will occur, as the process will be very costly and time consuming.

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

PRC legal system

Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subj ect to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

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

Our operations are based in the People’s Republic of China (“China” or “PRC”), our operating subsidiaries are Chinese companies and all of our business and operations are conducted in China. We are a party to certain material contracts, including supply contracts, purchase contracts and the lease for our principal offices and manufacturing facility. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same le gal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, we cannot provide assurances that future events will not occur which could have been avoided if the contracts were prepared in conformity with U.S. standards, or what the impact, if any, of these hypothetical future events could have on our Company.

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

We generate revenue and incur expenses and liabilities in both Chinese Renminbi (RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of Chinese RMB and other currencies in which our earnings and obligations are denominated. Recently, the Chinese government raised 2% of Chinese RBM against US dollar by floating Chinese RMB with a basket of foreign currencies. The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two compara ble periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

We may not have sufficient protection of certain of our intellectual property.

We utilize certain technologies in the production of certain packaging paper that are used in our products that are proprietary in nature. To protect our proprietary rights, we rely generally on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our market segment. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprieta ry technologies will not otherwise become known or independently developed by competitors.

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

We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies in order to expand our business. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $1 million to $2 million. We do not presently have sufficient working capital to fund the additional acquisitions and upgrade our manufacturing facilities and technologies, and we will need to raise additional working capital to accomplish these objectives. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our Company held by existing stockholders will be re duced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our Common Stock. There can be no assurance that acceptable financing to fund this project can be obtained on suitable terms, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms that will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues in the future.

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

Trading in our Securities will be subject to the “penny stock” rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commission s payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

Dragon International Group Corp., a Nevada corporation, (“Dragon Nevada”) owns a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida was founded in June 2004. Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”). On June 30, 2004, Dragon Florida acquired a 70% ownership interest of Ningbo Dragon International Trade Company, Limited, formerly known as Ningbo Anxin International Trade Company, Limited (“Anxin”). Ningbo Anxin International Trade Company, Limited changed its name to Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”) on July 7, 2005. On December 31, 2004, Dragon Florida acquired the remaining 30% ownership interest of Ningbo Dragon. Ningbo Dragon operates four subsidiaries; (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited ( “Yonglongxin”). Ningbo Dragon acquired 100% interest in Yonglongxin in July 9, 2004. Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), acquired by Yonglongxin on August 1, 2005. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”). Ningbo Dragon acquired YongXin 60% interest in August 2005. (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”). Ningbo Dragon acquired 100% interest in Dragon Packaging on June 1, 2005. (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”). Ningbo Dragon acquired 100% interest in JinKui on June 30, 2006.

Our operations are conducted through Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon"), our wholly owned subsidiary. Ningbo Dragon is involved in the packing material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”), that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang’ai Village in Ningbo, China 315040; Yonglongxin operates the Xianyang Naite Research & Development Center (“R&D Center”), created to develop, design and improve production methods in the specialty packaging indu stry in China. (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”) manufactures, sells, and distributes cigarette packing materials, (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”), a manufacturer of specialized packaging materials products for the pharmaceutical and food industry, and (iv) Shanghai JinKui Packaging Material Company, Limited, a manufacturer of specialized packaging products for the pharmaceutical and food industry. Ningbo Dragon has a distribution network covering east and central China.

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

Ningbo Dragon consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Ningbo Dragon operates the underlying business of each entity from the headquarters located in Ningbo. The two consolidated divisions are; Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). The remote operations were established in an effort to improve client relations and extend the brand awareness of Ningbo Dragon products and services throughout China. Furthermore Ningbo Dragon can improve its status among financial institutions in China, as a large group with multiple operations. Unfortunately the cost of the additional offices proved too costly. Ningbo Dragon will service the clients of An'Hong and Long'An as they continue to operate the underlying business of each entity from the headquarters in Ningbo. The fixed assets, office equipment and entiti es were sold to Shanghai DIJI Investment Management Company.

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

We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to 20 years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fa ir market value.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation- -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-empl oyees for goods or services in accordance with the fair value method of SFAS 123. In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. We adopted FAS No.123R in the first quarter of fiscal year 2006.

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

Revenues

During our fiscal year ending June 30, 2006, we generated revenues of $18,434,087 as compared to revenues of $11,282,376 for our fiscal year ended June 30, 2005, an increase of $7,151,711 (63.3%). For the year ended June 30, 2006, we recorded revenues of approximately $2,618,639 from our Yongxin subsidiary acquired effective July 1, 2005. The remaining increases during the year ended June 30, 2006 of $2,533,750 and $1,999,322 was attributable to sales to new customers and improved sales effort over the prior year end of June 30, 2005, respectively.

Cost of Sales and Gross Profit

During our year ended June 30, 2006, our cost of sales was $16,633,015, compared to $10,191,270 during our year ended June 30, 2005, an increase of $6,441,745, or 63.2%. As a percentage of net revenues, our cost of sales for the period ended June 30, 2006 was 90.33% as compared to 90.33% for the period ended June 30, 2005, a small increase as a percentage of our revenues.

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

For the year ended June 30, 2006, we recorded non-cash compensation expense of $255,977 as compared to $0 for the year ended June 30, 2005, an increase of $255,977 or 100%. This amount represented the value amortized, for the shares of our common stock issued and warrants granted, as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2007, we cannot predict the amount of expense which will be attributable to such agreements;

For the year ended June 30, 2006, selling expenses amounted to $413,912 as compared to $425,082 for the year ended June 30, 2005, a decrease of $11,170 or 2.6%. This decrease was attributable to a decrease in shipping costs to customers of approximately $67,006. The Company was able to decrease actual shipping costs by concentrating sales within geographic proximity; this has served to reduce actual shipping costs, although we are experiencing increased costs related to shipping. We experienced a decrease in salaries of approximately $19,827 due to reduction in sales staff through the use of outside sales representatives. We experienced a decrease in warehouse expenses of approximately $7,658 due to centralized management during the year ended June 30, 2006. These decreases were offset by an increase in sales related travel expenses of $83,321.

For the year ended June 30, 2006, general and administrative expenses were $611,109 as compared to $730,954 for the year ended June 30, 2006, a decrease of $119,845 or approximately 16.4%. The decrease was attributable to the following:

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

Total Other Income

For the fiscal year ended June 30, 2006 we reported total other income of $371,854 as compared to Total Other Income of $80,146 for the year ended June 30, 2005. This other income is primarily associated with income recognized from the value added tax rebates received from the respective tax authority. We accrued for value-added taxes (“VAT”) recorded on the sale of our paper products. Our paper products are subject to VAT, as imposed by the PRC or the local provincial tax authorities in the PRC. We charge, collect and remit VAT on the sales of our products. The Company routinely receives abatements of VAT, as we participate in our local provincial program of hiring employees with physical handicaps. The respective tax authorities in the PRC notify us of our VAT abatements after the VAT is collected. We pass the VAT on to the customer, incorporating the tax in our cost. Un til we receive notification of the amount of VAT abated from the respective tax authorities, this VAT remains accrued. Upon notification from the tax authorities that VAT had been either abated, or has been partially abated, as determined by the respective tax authority, the excess of accrued VAT is then reclasssified into other income as this rebate is not remitted to the customer. Under PRC tax regulations; in the event that VAT collected by the Company from customers are either abated, or partially abated, the amount of VAT abated is not required to be refunded to customers.

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

In accordance with FAS No. 84, “Induced Conversion of Convertible Debt”, we recognized an expense equal to the fair value of the additional securities and other consideration issued for conversions. Accordingly, we recorded debt settlement expense of $914,704 related to 18,478,568 shares of common stock issued upon the January Conversion Offer and $411,865 of debt settlement expense related to the granting warrants to purchase 5,492,300 Conversion Warrants for an aggregate debt settlement expense of $1,326,569.

For the year ended June 30, 2006, interest expense was $1,838,066 as compared to $315,704 for the year ended June 30, 2005, an increase of $1,522,362. The $1,838,066 in interest expense was comprised of $1,580,778 in amortization of discount on the July Notes that was included in interest expense related to the March 2005 Private Placement and July 2005 Private Placement and $87,066 of actual interest expenses paid related to the March 2005 Private Placement and July 2005 Private Placement and $170,222 interest expenses related to increased borrowings. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized discounts related to the July Notes and the March Notes.

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

March 2005 Private Placement

On March 1, 2005, the Company closed a private offering of Units. Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% (“March Notes”) and Class A common stock purchase warrants (5 warrants per dollar invested) to purchase shares of our common stock at $.40 per share for a period of five (5) years following the closing of the offering (“March Warrants”). The minimum subscription was for $50,000 or one Unit; which consisted of a secured convertible promissory note with a face value $50,000, carrying an annual coupon of 8% and 250,000 March Warrants (5 Warrants for every dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. The Company received gross proceeds of $357,500 from the sale of these Units ($321,750 net after commission and non ac countable expenses of $35,750 paid to Skyebanc, Inc., the placement agent). The Units were sold to a total of 7 “accredited investors,” as that term is defined under the Securities Act of 1933, as amended. The March Notes were scheduled to mature six months following the closing of the offering. Interest payments were payable monthly. Principal payment was due at maturity. As a result, the Company issued an aggregate of 1,787,500 March

Warrants ($357,500 x 5 = 1,787,500).

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

Upon initial issuance of March Notes the Company recorded a beneficial conversion in the amount of $44,688 to be amortized over the term of the March Notes, which was 6 months, of which $26,565 and $18,123 was amortized in the years ended June 30, 2005 and 2006, respectively..

In connection with the principal amount of the March Notes being exchanged into the terms of the July 2005 Private Placement; the Company recorded an additional beneficial conversion amount of $52,723, of which $31,342 and $21,381 was amortized in the years ended June 30, 2005 and 2006, respectively.

The 715,000 July Warrants issued to the 7 repeat investors from the exchange of the March 2005 Private Placement into the July 2005 Private Placement were treated as a discount on debt and were valued at $20,579, to be amortized over the term of the July Notes which was 24 months and began on July 11, 2005. The 715,00 July Warrants were valued to the extent of their allocable percentage to the total value of the convertible debentures. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. The value of the 715,000 July Warrants were valued below their fair market value, as the entire March 2005 Private Placement has been recorded for it full value with regar ds to the valuation for its beneficial conversion features as well as for the original 1,787,500 March Warrants With regards to the $20,579 discount, $12,233 and $8,346 was amortized in the years ended June 30, 2005 and 2006, respectively. .

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

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 0 0-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

July 2005 Private Placement

On July 11, 2005, the Company closed on the sale of units under the July 2005 Private Placement.

The Company issued an aggregate of $1,927,400 worth of Units; Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor carrying an annual coupon of 8% (“July Notes”) and Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The Units were sold to "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The July Notes were secured by 12,250,000 shares of common stock held in the name of David Wu, President and Chairman of Dragon International Group Corp. (“Dragon Nevada”), 7,150,000 shares of common stock in the name of Shun Li Shi, a shareholder, a minimum of $150,000 in readily available funds, and a mining facility valued at $3,000,000 owned by D avid Wu. The minimum subscription was for $100,000 or one Unit; which included a secured convertible promissory note with a face value of $100,000, carrying an annual coupon of 8% and 200,000 July Warrants (2 warrants per dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. (“July 2005 Private Placement”)

Of the total of $1,927,400 from the July 2005 Private Placement , $1,569,900 was received from the sale of the Units to 29 new accredited investors ($1,414910,910 net; 8% commission and 2% non accountable expense payable to Skyebanc, Inc. of $154,990) and $357,500 worth of Units to 7 repeat investors from the March 2005 Private Placement. $1,423,900 ($357,500 from the March 2005 Private Placement and $1,066,400 in new investments received from 20 investors) of the July 2005 Private Placement was received on or prior to June 30, 2005, the close of our 2005 fiscal year, while $503,500 in new investments from 9 investors was received in July 2005, the fist quarter of our 2006 fiscal year.

As a result, the Company issued an aggregate of 3,854,800 July Warrants. Of the 3,854,800 July Warrants, 715,000 were issued to 7 accredited investors who converted their aggregate investment of $357,500 from the March 2005 Private Placement into the July 2005 Private Placement. At the time of the March 2005 Private Placement, the Company anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement. As a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. Of the 3,854,800 July Warrants, 2,132,800 were issued to 20 investors who subscribed to the July 2005 Private Placement on or prior to June 30, 2005, the close of our 2005 fiscal year, and 1,007,000 were issued to 9 investors who subscribed to the July 2005 Private Placement between Jul y 1, 2006 through July 11, 2006, during the first quarter of our 2006 fiscal year.

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

The 715,000 July Warrants issued to the 7 repeat investors from the exchange of the March 2005  Private Placement into the July 2005 Private Placement were treated as a discount on debt and were valued at $20,579, to be amortized over the term of the July Notes which was 24 months and began on July 11, 2005. The 715,00 July Warrants were valued to the extent of their allocable percentage to the total value of the convertible debentures. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. The value of the 715,000 July Warrants were valued below their fair market value, as the entire March 2005 Priv ate Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features as well as for the original 1,787,500 March Warrants.

The remaining 3,139,800 of the July Warrants were treated as a discount on the July Notes and in July 2005 were valued, to the extent of their allocable percentage to total value of the July Notes, at $607,332 ($423,192 for the July notes issued in fiscal June 30, 2005, and $184,149 for the July Notes issued in the first quarter of fiscal June 30, 2005) to be amortized over the term of the July Notes, which was 24 months and began on July 11, 2005. The entire $607,332 was amortized in the year end June 30, 2006 due to the early conversion of these notes in January 2006. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.75-4.00%, volatility of 145% and expected term of 5 years.

Upon initial issuance of July Notes the Company recorded a beneficial conversion in the amount of $828,461 ($591,757 for the July notes issued in fiscal June 30, 2005, and $236,704 for the July Notes issued in the first quarter of fiscal June 30, 2005) to be amortized over the life of the July Notes, which was 24 months. The entire $828,461 was amortized in the year end June 30, 2006 due to the early conversion of these notes in January 2006.

Principal payments began on the first day of the fourth month following the final closing date of the offering. The amount of principal paid each month was 1/21 of the total amount offered plus any accrued interest. The remaining balance of the principal value of the July Notes would have been due on the first day of the 24th month following the final closing of the offering.

The Company at its option may elect to pay the current portion of principal and/or interest into shares of common stock. The Company shall provide the holder with fifteen (15) days written notice prior to such payment (“Company Conversion Notice”). The holder may receive shares of common stock at a conversion rate equal to a 20% discount to the average closing bid price for the previous five days to Company Conversion Notice, subject to a $.55 ceiling. The Company may elect to convert the current portion of unpaid interest and/or principal due to the holder under the condition that certain criteria are met which include: (i) the common stock received for payment is fully registered at the time of receipt and is delivered without restriction of any kind., (ii) the average daily trading volume as measured for the prior 20 days to payment is as follows: (a) 100,000 shares per day for an aggregate principal balance in exce ss of $2,000,000.00 (b) 75,000 shares per day for an aggregate principal balance in excess of $500,000.00 but less than $2,000,000.00 (c) 50,000 shares per day for an aggregate principal balance less than $500,000.00 (d) No less than 100,000 shares per day if the an aggregate principal balance is in excess of $2,000,000.00 and, (iv) The average daily price per share as measured from the five trading days prior payment is no less than $0.24 per share.

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

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 0 0-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

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

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34 holders consenting to the January Conversion Offer were due an aggregate of $1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 = 17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March Warrants and 3,604,800 July Warrants. The Company reduced the exercise price on the 1,787,500 March Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July Warrants from $.30 to $.15. The March Warrants and the July Warrants were valued to the extent of their allocable percentage to the total value of the convertible promissory notes was discussed above.

The holder who elected to convert half of the July Notes was due $86,286 in principal ($100,000 less principal repayments of $13,714 made prior to the January conversion) and interest as of February 10, 2006. As such the investor converted $43,143, (half of the current principal and interest due) the Company issued 479,365 shares of common stock, reduced the exercise price on 100,000 of the July Warrants to $.15 and granted 100,000 Conversion Warrants. (Original investment of $100,000 in the July 2005 Private Placement, therefore 200,000 July Warrants).The holder who elected to not to convert half of the July Notes retained ownership of 100,000 of the 200,000 July Warrants received in the July 2005 Private Placement for which the exercise price remained constant at $.40 per share, nor did this holder receive any Conversion Warrants. The other holder who elected not to convert, retained ownership of the principal amount of $25,00 0 in July Notes, of which $21,571 in principal ($25,000 less principal repayments of $3,429 made prior to the January conversion)and interest was due as of February 10, 2006, and retained ownership of 50,000 July Warrants for which the exercise price remained constant at $.40 per share, nor did this holder receive any Conversion Warrants.

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

In accordance with FAS No. 84, "Induced Conversion of Convertible Debt", the Company recognized an expense equal to the fair value of the additional securities and other consideration issued to induce conversions. Accordingly, the Company recorded debt settlement expense of $914,704 related to the 18,478,568 shares issued upon conversion and $411,864 of debt settlement expense related to the granting of Conversion Warrants to purchase 5,492,300 shares of the Company's common stock at $.15 per share. The fair market value of these stock warrant grants were estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 3 years.

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

The Company has already recognized the full value of the 5,492,300 warrants (3,704,800 July Warrants and 1,787,500 March Warrants) for which the exercise price was reduced; therefore the Company did not record additional charges with regards to the reduction in exercise price from $0.30 to $0.15 for the July Warrants and $0.40 to $0.15 for the March Warrants. For the March holders the value of the March Warrants were valued below their fair market value at the time the March holders converted to the July Notes, as the entire March 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features and for the discount with regards to the issuance of March Warrants and July Warrants. For the July holders the value of the originally granted July Warrants on the date of their grant for $0.30 per share were higher then the value of the warrants on the date that they were re -priced to $0.15 per share for the January Conversion Offer; therefore no expense was recorded for the reduction in exercise price.

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of “conventional convertible debt”, as defined under EITF 0 0-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

For the years ended June 30, 2006 and 2005, amortization of imputed interest and beneficial conversion charged to interest expense was $1,580,778 and $212,515, respectively. Upon conversion of the July 2005 Private Placement as per the January Conversion Offer on January 24, 2006, any and all remaining unamortized beneficial conversion and discount on debt was expensed.

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services as placement agent at an exercise price of $.01 per share, which warrants expire on July 1, 2010. Legal fees of $41,457 were paid in connection with this offering and were treated as a placement fee. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,205 to be amortized over the term of the July Notes. The fair market valu e of each stock warrant grant is estimated on the date of grant using the Bl

Net cash used in operating activities during our fiscal year ended June 30, 2006, was $103,698, as compared to net cash used in operating activities of $1,225,161 during our fiscal year ended June 30, 2005. This increase in cash used in operating activities is primarily attributable to:

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

* an increase of $255,977 in stock based compensation which reflects the increase in the amortization of non-cash compensation to consultants during the fiscal 2006. We issued and granted stock based compensation to consultants for business development services, management services, and investor relations services recorded as deferred compensation. These deferred compensation charges are amortized during the service period. We expect to issue additional common shares for consulting services in the future,

* an increase of $1,325,880 in debt settlement expense related to the issuance on common stock and warrants to debt holders as incentive to convert,

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

Net cash used in investing activities during our fiscal year ended June 30, 2006 was $986,689 as compared to net cash used in investing activities during our fiscal year ended June 30, 2005 of $331,458. During our fiscal year ended June 30, 2006, we used cash for capital expenditures of $560,223 and advanced funds to related parties in the amount of $819,336. These related parties are between the Company and the Shanghai JinKui. These transactions are consolidated upon the acquisition of Shanghai JinKui in June 2006. We decreased our restricted cash balance by $357,278 to collateralize certain debt. We received cash of $33,654 from the acquisition of Yongxin and $26,938 from the acquisition of Shanghai JinKui. We paid cash of $25,000 in the acquisition of Xianyang Naite Research & Development Center (“R&D Center”).During our fiscal year ended June 30, 2005, we used cash for capital expenditures of $163,059, inc reased our restricted cash balance by $619,565 to collateralize certain debt, and used cash of $40,612 in connection with the disposition of assets. Additionally, in fiscal 2005 we received cash from short-term investments of $386,473 and cash from related party advances of $105,305.

Net cash provided by financing activities during the year ended June 30, 2006 was $572,641 as compared to net cash provided by financing activities during the year ended June 30, 2005 of $2,173,322. During the year ended June 30, 2006, we received gross proceeds of $503,500 from debentures payable and $824,943 from borrowings offset by the repayment of loans payable of $390,653, the payment of placement fees of $89,807 and the repayment of debentures payable of $275,342. For the year ended June 30, 2005, we received proceeds of $876,812 from loans payable, received proceeds of $1,423,900, net of $142,390, from the issuance of debentures payable, and received contributions of $15,000.

From time to time, we need additional working capital for our operations. In 2006, Yonglongxin, a subsidiary of Ningbo Dragon, borrowed money pursuant to several lines of credit that we have established with two separate banks. We renewed pre-existing loans of $1,960,906 from the Bank of Agriculture with 6 to 12 months term from November 2005 to March 2007, with an annual interest rate ranging from 5.94% to 6.264%. We renewed pre-existing loans of $62,450 from Ningbo Commercial Bank (Tianyuan Branch), with 12 months term from September 21, 2005 to September 20, 2006, with an annual interest rate of 6.786%. All loans are renewable when they mature. We generate sufficient cash flow from financing and operations to pay for our debt services. We do not anticipate these loans will have material impact on our liquidity. These loans are secured by inventory, equipment and assets owned by the third parties. We are current on all payment s relating to these loans and expect to renew the loans at terms and at interest rates comparable to our current loans.

We currently have no material commitments for capital expenditures.

While we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to upgrade our manufacturing capacity in order to expand our paper product production. In relation to the March and July 2005 Private Placement, we received net proceeds of $1,736,660($321,750+$1,414,910). Ningbo Dragon has applied $560,223 and $163,059 of the proceeds received from the Private Placement to upgrade equipment and technology over the years ended June 30, 2006 and 2005, respectively.

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

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reason able, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our company's CEO and CFO have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

In this Annual Report on Form 10-KSB/A we are restating our consolidated balance sheet at June 30, 2006 and the consolidated statements of stockholders’ equity for the year ended June 30, 2006 as contained in the Annual Report on Form 10-KSB for the year ended June 30, 2006 as previously filed with the Securities and Exchange Commission.

As described in Note 1 to our restated consolidated financial statements contained elsewhere herein, this restatement is being made in part to correct an error related to the classification of common stock to be issued in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui”) on June 30, 2006. The Company initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders’ equity section of the initially issued balance sheet and statements of stockholders’ equity. The Company has reclassified these common shares to be issued as a liability in connection with the acquisition. The Company was aware of the proper classification prior to the initial filing of the Form 10-KSB, but deficiencies in financial statement reporting controls prevented this misclassification from being corrected. As a r esult of this error, we have determined that there was a significant deficiency in our internal controls over financial reporting as of June 30, 2006 related to the treatment of commons stock to be issued in regards to the JinKui acquisition. We determined, however, that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we have corrected our presentation of the common stock to be issued, we believe that we have corrected this significant deficiency.

All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. We have taken the steps to eliminate the material weakness related to financial disclosure controls including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants. The accounting consulting staff has assisted us in implementing additional practices to ensure that we properly record shares as issued and outstanding and properly classify any related party transactions. However, until we expand our full time staff to include a bilingual senior financial officer wh o has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements in future periods

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Based upon that evaluation, our company's CEO and CFO have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

In this Annual Report on Form 10-KSB/A we are restating our consolidated balance sheet at June 30, 2006 and the consolidated statements of stockholders’ equity for the year ended June 30, 2006 as contained in the Annual Report on Form 10-KSB for the year ended June 30, 2006 as previously filed with the Securities and Exchange Commission.

As described in Note 1 to our restated consolidated financial statements contained elsewhere herein, this restatement is being made in part to correct a clerical error related to the classification of common stock to be issued in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui”) on June 30, 2006. The Company initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders’ equity section of the initially issued balance sheet and statements of stockholders’ equity. The Company has reclassified these common shares to be issued as a liability in connection with the acquisition. The Company was aware of the proper classification prior to the initial filing of the Form 10-KSB, but deficiencies in financial statement reporting controls prevented this misclassific ation from being corrected. As a result of this clerical  error, we have determined that there was a significant deficie ncy in our internal controls over financial reporting as of June 30, 2006 related to the treatment of commons stock to be issued in regards to the JinKui acquisition. We determined, however, that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we have corrected our presentation of the common stock to be issued, we believe that we have corrected this significant deficiency.

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

Orson Zhang became our Secretary on October 4, 2004. From July 1999 through January 2001, he was the standing Vice General Manager of Jiangsu Dare Xinlian Foil Goods Co., Ltd, a manufacturer of the external and internal packaging materials. In this position, he was responsible for daily operations, reporting directly to the president. From February 2001 through January 2003, he was the QA/QC Manager of Shanghai International Paper Pacific Millennium Cup Co., Ltd., Shanghai, China, responsible for quality assurance and control. SH International Paper Pacific Millennium Cup Co., Ltd. is an agent of pulp and paper products of International Paper Company in the Asia region. From February 2003 through October 2004, he was the Vice General Manager of Shanghai DIJI Investment Management Co., Ltd., Shanghai, China, a management consulting firm in the pulp and paper industry in China. He gra duated from Northwestern Light Industrial College in 1988, and majored in Auto Control Technology. Mr. Zhang devotes substantially all of his business time to our Company.

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

U.S. Advisor

In January 2006, we engaged China Direct Investments, Inc., which provides consulting and advisory services, to assist us with operation and regulatory framework applicable to U.S. public companies. We selected China Direct Investments, Inc. in part because its staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies. The company was engaged to advise our management in areas related to marketing and operational support in the U.S., media and public relations, financial advisory, SEC disclosure compliance and translation of all necessary documents relating to the foregoing. Under the agreement with a term of thirty six months, we granted China Direct Investments, Inc. warrants to purchase 4,700,000 shares of our common stock at an exercise price of $0.15 per share and 6,000,000 shares of common stock as compensation. The 6,000,000 sha res of common stock have been valued at $540,000, and the 4,700,000 warrants have been valued at approximately $395,675. Both the common stock issuance and the grant of warrants have been recorded as deferred compensation to be amortized over the term of the agreement. For the year ended June 30, 2006, amortization of the stock issuance portion and warrants granted portion and stock issuance portion amounted to $80,000 and $58,619, respectively. On June 22, 2006, in connection with stock issuance portion of this agreement, the Company issued 5,110,000 shares of common stock. As of June 30, 2006, the 890,000 shares had not been issued and are reflected in common stock issuable on the accompanying balance sheet.

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

Stock Plan

In June 2005, our Board of Directors and a majority of our shareholders approved by consent our “2005 Stock Option Plan” (the “Plan”). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others. We have currently reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. As of June 30, 2006, grants for a total of 5,000,000 shares have been made under the 2005 Equity Compensation Plan and 0 shares remain available under the 2005 Equity Compensation Plan. Subject to the lim itation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. The options are to be granted for a term of not more than five (5) years and other terms and conditions that are usual and customary. As of the date of this report, no options to purchase shares have been granted.

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

Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of ou r common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the 2005 Equity Compensation Plan.

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

In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. I f an optionee's employment terminates for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

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

The Board of Directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to the plan which has the effect of increasing the aggregate number of shares subject to the plan (except for adjustments due to changes in our capitalization), or changing the definition of "eligible person" under the plan, may be effective unless and until approved by our stockholder in the same manner as approval of the plan was required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. As the 2005 Equity Compensation Plan was approved by our stockholders within one year of the Effective Date, all incentive stock options automatically converted into non-qualified stock opti ons. Unless the plan shall previously have been suspended or terminated by the Board of Directors, the plan, as it relates to grants of incentive stock options, terminates on June 1, 2015.

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

In September 2002, our former President loaned us $10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of our Common Stock at a conversion price of $0.0075 per share and was due on the earlier of (i) our successfully consummating a merger or acquisition, or (ii) one year from the date of the note. When we closed our merger with Dragon International Group Corp., the term of this note was converted into a demand note. Additionally, in April 2004, our former President entered into a convertible note agreement with us to convert $31,124 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of our Common Stock at a conversion price of $0.0075 per share and was due on the earlier of (i) our successfully consummating a merger or acquisition, or (ii) one year from the date of the note. When we closed our merger with Dragon International Group Corp., the term of this note was converted into a demand note. Interest accrues at the rate of 3% per annum and aggregated $105 for the six months ended December 31, 2005. Prior to December 31, 2005, we issued 4,136,789 shares of Common Stock in connection with the conversion of $31,026 of this debt. In October 2005 and June 2006, we issued a total of 1,458,267 shares of our Common Stock in connection with the conversion of $10,098 of this debt, plus accrued interest of $839. At June 30, 2006, the note was fully converted and there is no outstanding convertible notes payable related to our former President.

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

Dated:	October 26, 2006	DRAGON INTERNATIONAL GROUP CORP.

By:	/s/ David Wu

David Wu,

CEO, President, Chairman of the Board

Principal Executive Officer

By:	/s/ Xiali Gan
Xiali Gan,
Chief Financial Officer, Director and

Principal accounting officer

Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.

David Wu	36	Chief Executive Officer, President &Chairman of the Board
Xuejun Chen	36	Vice President, & Director
Xiali Gan	40	Chief Financial Officer, & Director
Orson Zhang	39	Secretary

SIGNATURE	TITLE	DATE

/s/ David Wu	CEO, President, and Chairman,	October 26, 2006
David Wu	Principal Executive officer
Chairman

/s/ Xuejun Chen	Vice President,	October 26, 2006
Xuejun Chen	Director

/s/ Xiali Gan	Chief Financial Officer,	October 26, 2006
Xiali Chen	Principal Accounting Officer
Director

/s/ Orson Zhang	Secretary,	October 26, 2006
Orson Zhang	Director

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

Certified Public Accountants

Boca Raton, Florida

September 1, 2006

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$ 466,272
Accounts receivable (net of allowance for doubtful accounts of $183,087)	4,938,985
Inventories	3,293,846
Advances on purchases	805,662
Other receivables	384,916
Due from related Party	3,498
Prepaid expenses and other	81,164
Total Current Assets	9,974,343

CASH – RESTRICTED	262,287
PROPERTY AND EQUIPMENT – Net	2,053,938
LAND USE RIGHTS-Net	2,524,568
INTANGIBLE ASSETS-Net	393,928
OHER ASSETS	78,759
Total Assets	$ 15,287,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$ 2,762,207
Accounts payable	3,401,439
Accrued expenses	2,042,113
Advance from customers	68,694
Liability in connection with acquisition	1,141,476
Total Current Liabilities	8,274,453
STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
64,532,069 shares issued and outstanding)	64,532
Common stock issuable (890,000 shares)	890
Additional paid-in capital	6,888,230
Retained defcit	(399,769)
Deferred compensation	(854,941)
Other comprehensive income	172,952
Total Stockholders' Equity	5,871,894
Total Liabilities and Stockholders' Equity	$ 15,287,823
See notes to consolidated financial statements F-3

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2006	2005

NET REVENUES	$ 18,434,087	$ 11,282,376
COST OF SALES	16,633,015	10,191,270
GROSS PROFIT	1,801,072	1,091,106

OPERATING EXPENSES:
Stock-based consulting expenses	255,977	-
Selling expenses	413,912	425,082
General and administrative	611,109	730,954
Total Operating Expenses	1,280,998	1,156,036

INCOME FROM OPERATIONS	520,074	(64,930)

OTHER INCOME (EXPENSE):
Other income	371,838	80,146
Gain on sale of assets	-	54,426
Debt issuance costs	(338,091)	(20,854)
Settlement of debt	(1,326,553)	-
Interest expense, net	(1,838,066)	(315,704)
Total Other Income (Expense)	(3,130,872)	(201,986)

NET LOSS BEFORE MINORITY INTEREST	(2,610,798)	(266,916)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	16,681	-

NET LOSS	$ (2,594,117)	$ (266,916)

NET INCOME PER COMMON SHARE
Basic	$ (0.06)	$ (0.01)
Diluted	$ (0.06)	$ (0.01)

Weighted Common Shares Outstanding - Basic	46,349,684	31,722,158
Weighted Common Shares Outstanding - Diluted	46,349,684	31,722,158

See notes to consolidated financial statements
F-4

DRAGON INTERNATIONAL GROUP CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’ EQUITY
	Common Stock, $.001 Par Value		Common Stock Issuable
	Number of		Number of
	Shares	Amount	Shares	Amount

Balance, July 1, 2004	24,625,000	$24,625	-	$-
Recapitalization of Company	1,280,234	1,280	-	-
Shares issued for conversion of debt	7,680,000	7,680	-	-
Beneficial conversion feature	-	-	-	-
Issaunce of warrants with convertible debt	-	-	-	-
Contributed capital	-	-	-	-
Acquisition of remaining 30% interest of
Anxin Ningbo International	4,000,000	4,000	-	-
Net loss for the year	-	-	-	-

Balance, June 30, 2005	37,585,234	37,585	-	-
Beneficial conversion feature	-	-	-	-
Common stock issued in connection with conversion
of notes payable and accounts payable	1,458,267	1,458	-	-
Issuance of warrants as offering cost for
sale of convertible debt	-	-	-	-
Issuance of warrants with convertible debt	-	-	-	-
Common stock issued for services	5,510,000	5,510	890,000	890
Common stock issued in connection with acquisitions	1,500,000	1,500	-	-
Common stock issued for conversion of convertible debentures	18,478,568	18,479	-	-
Value of common shares issued below minimum conversion	-	-	-	-
Grants of warrants in connection with debt conversion	-	-	-	-
Grants of warrants for services	-	-	-	-
Amortization of deferred compensation	-	-	-	-
Comprehensive loss:
Net loss for the year
Foreign Currency translation adjustment	-	-

Balance, June 30, 2006	64,532,069	$64,532	890,000	$890

See notes to consolidated financial statements F-5/A

DRAGON INTERNATIONAL GROUP CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’ EQUITY
	Additional	Retained		Other	Total
	Paid-in	Earnings	Deferred	Comprehensive	Stockholders'
	Capital	(Deficit)	Compensation	Income	Equity

Balance, July 1, 2004	$ 398,080	$ 2,461,264	$ -	$ -	$ 2,883,969
Recapitalization of Company	(95,928)	-	-	-	(94,648)
Shares issued for conversion of debt	49,921	-	-	-	57,601
Beneficial conversion feature	689,168	-	-	-	689,168
Issaunce of warrants with convertible debt	683,281	-	-	-	683,281
Contributed capital	15,000	-	-	-	15,000
Acquisition of remaining 30% interest of
Anxin Ningbo International	(4,000)	-	-	-	-
Net loss for the year	-	(266,916)	-	-	(266,916)

Balance, June 30, 2005	1,735,522	2,194,348	-	-	3,967,455
Beneficial conversion feature	236,704	-	-	-	236,704
Common stock issued in connection with conversion
of notes payable and accounts payable	9,479	-	-	-	10,937
Issuance of warrants as offering cost for
sale of convertible debt	168,894	-	-	-	168,894
Issuance of warrants with convertible debt	183,452	-	-	-	183,452
Common stock issued for services	637,600	-	(644,000)	-	-
Common stock issued in connection with acquisitions	478,500	-	-	-	480,000
Common stock issued for conversion of convertible debentures	1,644,592	-	-	-	1,663,071
Value of common shares issued below minimum conversion	914,704	-	-	-	914,704
Grants of warrants in connection with debt conversion	411,865	-	-	-	411,865
Grants of warrants for services	466,918	-	(466,918)	-	-
Amortization of deferred compensation	-	-	255,977	-	255,977
Comprehensive loss:
Net loss for the year		(2,594,117)			(2,594,117)
Foreign Currency translation adjustment	-	-	-	$ 172,952	172,952

Balance, June 30, 2006	$ 6,888,230	$ (399,769)	$ (854,941)	$ 172,952	$ 5,871,894

See notes to consolidated financial statements F-5/B

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before minority interest	$ (2,610,798)	$ (266,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	258,605	58,095
Stock-based compensation	255,977
Amortization of discount on debentures payable	1,580,778	212,515
Amortization of debt issuance costs	338,237	20,854
Common stock and warrants issued in connection with debt settlement	1,326,569
Gain on disposal of assets	-	(54,426)
Allowance for doubtful accounts	49,516	96,290
Minority interest	16,681
Changes in assets and liabilities:
Accounts receivable	(761,582)	(1,988,366)
Inventories	(735,372)	1,713,980
Prepaid and other current assets	295,235	254,902
Other receivables	646,173	(682,713)
Advances to employees	-	571,394
Advances on purchases	(475,710)	(154,586)
Other assets	(9,372)	(4,154)
Accounts payable	183,770	(1,650,199)
Accrued expenses	(565,379)	1,029,389
Advances from customers	60,975	(381,220)
NET CASH USED IN OPERATING ACTIVITIES	(103,698)	(1,225,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	(819,336)	105,305
Cash in subsidiaries on date of acquisition	60,592	(40,612)
Cash expensed in acqusition	(25,000)	-
Decrease in short-term investments	-	386,473
Decrease in restricted cash	357,278	(619,565)
Capital expenditures	(560,223)	(163,059)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(986,689)	(331,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	824,943	876,812
Repayment of loans payable	(390,653)	-
Proceeds from debentures payable	503,500	1,423,900
Repayment of debentures payable	(275,342)	-
Placement fees paid	(89,807)	(142,390)
Contributed capital	-	15,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	572,641	2,173,322

EFFECT OF EXCHANGE RATE ON CASH	81,459	-
	See notes to consolidated financial statements. F-6/A

NET (DECREASE ) INCREASE IN CASH	(436,287)	616,703

CASH - beginning of year	902,559	285,856

CASH - end of year	$ 466,272	$ 902,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 186,432	$ 95,625
Income Taxes	$ 31,761	$ 54,766

Non-cash investing and financing activities
Issuance of common stock for debt	$ 10,937	$ 57,601
Convertible debentures and accrued interest converted to common stock	$ 1,663,071	$ -
Beneficial conversion feature on issued debentures payable	$ 236,704	$ 689,168
Debt discount on warrants granted with convertible debt	$ 184,140	$ 683,281
Deferred finance cost for warrants granted to obtain financing	$ 168,894	$ -
Common stock issued for deferred compensation	$ 644,000	$ -
Warrants granted for deferred compensation	$ 466,918	$ -

Acquisition details:
Fair value of assets acquired	$ 2,500,681	$ 3,800,835
Related party receivable exchanged in acquisition	$ -	$ 2,793,506
Liabilities assumed	$ 1,359,205	$ 1,007,329

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Clerical error on June 30, 2006

For the year ended June 30, 2006, in the Company’s initially filed annual report as required under Securities and Exchange regulations, the Company initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders’ equity section of the balance sheet and statements of stockholders’ equity. The underlying shares were recorded in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui”) on June 30, 2006. The Company made a clerical error in the above classification. The Company was aware that these common shares should have been classified as a liability in connection with the acquisition. Accordingly, the financial statements have been amended. The adjustments to the financial statements for the reclassification were as follows:

1. Balance Sheet:

The stockholders’ equity decreased by $1,141,476 to $5,871,894 from $7,013,370 and current liabilities increase by $1,141,476, with the classification of a liability in connection with an acquisition.

2. Statements of Stockholders’ Equity:

As of June 30, 2006, and for the related year end, common stock issuable decreased by 8,095,574 to 890,000 from 8,985,574 shares of common stock, this resulted in the par value of common stock issuable and additional paid-in capital decreasing by $8,096 and $1,133,380, respectively, from $8,986 and $7,980,153, respectively, to a restated commons stock issuable and additional paid-in capital, as relates to this amendment only, of $890 and $6,888,230, respectively.

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

Land Use Rights	Estimated Life 47 year	$ 2,579,450
Less: Accumulated Amortization		$ 54,882
	$	$ 2,524,568

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2006, property and equipment consisted of the following:

Estimated Life
Auto and truck	10 Years	$166,102
Manufacturing equipment	5 Years	1,536,825
Building and improvements	20 Years	799,606
Office equipment	5 Years	43,261
		2,545,794
Less: Accumulated depreciation		(491,856)
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

On June 30, 2006, the Company acquired the Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”). JinKui, established in 2004, is located in Shanghai, China and is a manufacturer of packaging materials for the pharmaceutical and food industry. Under the term of the agreement, the Company will issue common stock to acquire 100% ownership interest in JinKui. The consideration is equal to the shareholders’ equity of JinKui of $1,141,476 as of June 30, 2006. The Company agreed to issue 8,095,574 shares of its common stock, based on the fair value of each share at $0.141 per share, equaling the $1,141,476 equity of JinKui on the date of acquisition. The Company has not issued these shares as of June 30, 2006, and accordingly has accounted for them as liability in connection with acquisition. In addition to the 8,095,574 common shares issuable, the Company agreed to issue to the former owners of JinKui the following shares upon achievement of certain milestones: 10,000,000 shares of their common stock if JinKui achieves 6 million RMB in sales, with 600,000 RMB in net income, by December 31, 2006 and

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 5 – ACQUISITION AND DISPOSITIONS (continued)

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 5 – ACQUISITION AND DISPOSITIONS (continued)

For acquisitions during the year ended June 30, 2006, the assets acquired and liabilities assumed were as follows:

	Yongxin	Xianyang	JinKui	Total
Cash	$33,654	$ -	$26,938	$60,592
Accounts receivable	543,564	-	503,012	1,046,576
Inventory	496,009	25,733	925,544	1,447,286
Prepaid expenses and other	-	-	190,661	190,661
Property and equipment, net	69,121	-	854,526	923,647
Accounts payable	(576,978)	-	(93,787)	(670,765)
Accrued expenses and other	(547,562)	-	(1,265,418)	(1,812,980)
Loans payable	-	(24,661)	-	(24,661)
Intangible Assets	322,192	163,928	-	486,120

Total purchase price	$340,000	$165,000	$1,141,476	$1,646,476

The future amortization of the intangible assets for the next five years and thereafter is as follows:

Year Ended June 30, 2007	$98,482
Year Ended June 30, 2008	$98,482
Year Ended June 30, 2009	$98,482
Year Ended June 30, 2010	$98,482
Thereafter	-0-

Amortization expense of the intangible assets for the twelve-month periods ended June 30, 2006 and 2005 was $98,482 and $0, respectively.

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

Twelve Months Ended June 30, 2006
	DRGG	Xian Yang Naite	JinKui	Proforma
	6/30/2006	7/1/05-8/1/05	7/1/05-6/30/06	Adjustment	Total

Sales	18,434,087	-	840,889	-	19,274,976
Cost of Goods	16,633,015	-	586,989	-	17,220,004
Gross Profit	1,801,072	-	253,900	-	2,054,972
Operating Expenses	1,280,998	-	335,581	-	1,616,579
Operating Income (Loss)	520,074	-	(81,681)	-	438,393
Other Expense	(3,114,191)	-	(19,357)	-	(3,133,548)
Net Loss	(2,594,117)	-	(101,038)	-	(2,695,155)
Net Loss per share	(0.06)	-	(0.00)	-	(0.06)

Twelve Months Ended June 30, 2005
	DRGG	XinYi	YongXin	Xian Yang Naite	JinKui	Proforma
	6/30/2005	7/1/04-5/30/05	7/1/04-6/30/05	7/1/04-6/30/05	7/1/04-6/30/05	Adjustment	Total
Sales	11,282,376	-	1,063,213	-	831,749	-	13,177,338
Cost of Goods	10,191,270	-	1,001,260	-	699,451	-	11,891,981
Gross Profit	1,091,106	-	61,953	-	132,298	-	1,285,357
Operating Expenses	1,156,036	23,887	117,505	-	119,917	98,482	1,515,827
Operating Income (Loss)	(64,930)	(23,887)	(55,552)	-	12,381	(98,482)	(230,470)
Other Income (Expense)	(201,986)	75	(358)	-	(9,259)	-	(211,528)
Net Income (Loss)	(266,916)	(23,812)	(55,910)	-	3,122	(98,482)	(441,998)
Net Income (Loss)
per share	(0.01)	(0.00)	(0.00)	-	0.00	(0.00)	(0.01)

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 8– CONVERTIBLE DEBENTURES PAYABLE (Continued)

July 2005 Private Placement

On July 11, 2005, the Company closed on the sale of units under the July 2005 Private Placement. The Company issued an aggregate of $1,927,400 worth of Units; Each Unit consisted of a secured convertible promissory note with a face value of the principal amount invested by each investor carrying an annual coupon of 8% (“July Notes”) and Class A common stock purchase warrants (2 warrants per dollar invested) to purchase shares of our common stock at $.30 per share for a period of five (5) years expiring July 1, 2010 (“July Warrants”). The Units were sold to "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The July Notes were secured by 12,250,000 shares of common stock held in the name of David Wu, President and Chairman of Dragon International Group Corp. (“Dragon Nevada”), 7,150,000 shares of common stock in the name of Shun Li Shi, a shareholder, a minimum of $150,000 in readily available funds, and a mining facility valued at $3,000,000 owned by David Wu. The minimum subscription was for $100,000 or one Unit; which included a secured convertible promissory note with a face value of $100,000, carrying an annual coupon of 8% and 200,000 July Warrants (2 warrants per dollar invested). The Company reserved the right to accept subscriptions for a fractional Unit, which the Company did. (“July 2005 Private Placement”)

Of the total of $1,927,400 from the July 2005 Private Placement, $1,569,900 was received from the sale of the Units to 29 new accredited investors (net proceeds of $1,414,910 after payment of 8% commission and 2% non accountable expense payable to Skyebanc, Inc. of $154,990) and $357,500 worth of Units to 7 repeat investors from the March 2005 Private Placement that converted into the July 2005 Private Placement. $1,423,900 ($357,500 from the March 2005 Private Placement and $1,066,400 in new investments received from 20 investors) of the July 2005 Private Placement was received on or prior to June 30, 2005, the close of our 2005 fiscal year, while $503,500 in new investments from 9 investors was received in July 2005, the fist quarter of our 2006 fiscal year.

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

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34 holders consenting to the January Conversion Offer were due an aggregate of $1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 = 17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March Warrants and 3,604,800 July Warrants. The Company reduced the exercise price on the 1,787,500 March Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July Warrants from $.30 to $.15. The March Warrants and the July Warrants were valued to the extent of their allocable percentage to the total value of the convertible promissory notes as was discussed above.

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

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services as placement agent at an exercise price of $.01 per share, which warrants expire on July 1, 2010. Legal fees of $41,457 were paid in connection with this offering and were treated as a placement fee. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,894 to be amortized over the term of the July Notes. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.75%, volatility of 145% and expected term of 5 years. The placement fees were deemed to be a deferred debt offering cost and were amortized as a debt issuance cost over the term of the July Notes. For the years ended June 30, 2006 and 2005, the Company fully amortized debt issuance costs amounting to $380,237 and $20,854, respectively .

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

For the years ended June 30, 2006 and 2005, amortization of imputed interest and beneficial conversion charged to interest expense was $1,580,778 and $212,515, respectively. Upon conversion of the July 2005 Private Placement as per the January Conversion Offer on January 24, 2006, any and all remaining unamortized beneficial conversion and discount on debt was expensed.

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

NOTE 11- INCOME TAXES

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

NOTE 11 - INCOME TAXES (Continued)

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

NOTE 12 – STOCKHOLDERS’ EQUITY

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

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (continued)

On July 1, 2005, in connection with the acquisition of a 60% interest in Yongxin, the Company issued 1,000,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000.

On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc (“China Direct”) to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on the date entered into the agreement date at approximately $.26 per share and recorded deferred compensation of $104,000 to be amortized over the service period. For the year ended June 30, 2006 the entire $104,000 has been amortized. Additionally, effective January 10, 2006, the Company entered into a new three-year consulting agreement with China Direct. In connection with this agreement, the Company agreed to issue 6,000,000 shares of the Company’s common stock to China Direct. The Company valued these services using the fair value of common shares on grant date at approximately $.09 per share and recorded deferred consulting expense of $540,000 to be amortized over the service period. For the year ended June 30, 2006, amortization of deferred consulting expense related to this three-year consulting agreement amounted to $80,000. On June 22, 2006, in connection with this agreement, the Company issued 5,110,000 shares of common stock. As of June 30, 2006, the 890,000 shares had not been issued and are reflected in common stock issuable on the accompanying balance sheet.

On August 1, 2005, in connection with the acquisition of a 100% interest of the Xianyang Naite Research and Development Center, the Company issued 500,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000.

In October 2005 and June 2006, the former President of Dragon Nevada converted a $10,000 convertible promissory note, $98 remaining on a convertible promissory note and accrued interest payable of $839 on these convertible notes into 1,458,267 shares of common stock.

In connection with the conversion of the principal and interest due on the July Notes, the Company issued 18,478,568 shares of common stock upon conversion of outstanding principal and accrued interest of $1,663,071 (see note 8).

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

On January 10, 2006, in connection with a three-year consulting agreement with China Direct Investments, Inc., the Company issued warrants to purchase 4,700,000 shares of common stock to China Direct Investments, Inc. at $.15 per share. The warrants expire on January 10, 2011. The fair market value of these warrants of $395,675 was recorded as deferred compensation, to be amortized over the service period. The warrants value was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years. For the year ended June 30, 2006 amortization of deferred compensation related to these warrants amounted to $58,619.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS EQUITY (continued)

Stock warrants (continued)

On February 15, 2006, the Company entered into a one year consulting agreement with Skyebanc, Inc. for consulting services. In connection with this consulting agreement, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.15 per share. The warrants expire on February 15, 2011. The fair market value of these warrants of $71,243 was recorded as deferred compensation, to be amortized over the service period. The warrants value was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years. For the year ended June 30, 2006 amortization of deferred compensation related to these warrants amounted to $13,358.

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

A summary of the status of the Company's outstanding stock warrants as of June 30, 2006 and changes during the period then ended is as follows:

Weighted
Average
Exercise
Shares	Price
-----------	--------------
Outstanding at July 1, 2004	-0-	$-0-
Granted	4,635,300	0.34*
Exercised	-0-	-0-
Forfeited	-0-	-0-
Outstanding at June 30, 2005	4,635,300	$ 0.34*
Granted	12,199,300	0.146
Exercised	-0-	-0-
Forfeited	-0-	-0-

Outstanding at June 30, 2006	16,834,600	$ 0.147
	==============	==============

Warrants exercisable at end of period	16,834,600	$ 0.147
	==============	==============

Weighted-average fair value of warrants

granted during the period	$0.146

*-Subsequently to grant date weighted average exercise price decreased due to re-pricing of warrants, upon settlement of convertible debentures payable.( See Note 8)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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