Form 10QSB
period 2006-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2006-11-14
CIK 1050691

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,627,643 shares at November 13, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DRAGON INTERNATIONAL GROUP CORP.

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheet
September 30, 2006 (Unaudited)...................................................................	3
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2006 and 2005..................................	4
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2006 and 2005...................................	5

Notes to Consolidated Financial Statements.................................................................... 6-15

Item 2 - Management's Discussion and

Analysis of Financial Condition and Results of Operations.........................................16-28

Item 3 – Controls and Procedures.....................................................................................29-30

PART II - OTHER INFORMATION

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 262,462
Accounts receivable (net of allowance for doubtful accounts of $335,499)	4,762,590
Inventories	2,199,301
Advances on purchases	497,657
Other receivables	381,632
Due from related Party	9,474
Prepaid expenses and other	2,707,711
Total Current Assets	10,820,827

CASH - RESTRICTED	252,627
PROPERTY AND EQUIPMENT - Net	2,164,628
LAND USE RIGHTS-Net	2,539,296
INTANGIBLE ASSETS-Net	373,492
OHER ASSETS	65,972

Total Assets	$ 16,216,842
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$ 2,794,537
Accounts payable	4,325,398
Accrued expenses	1,948,211
Advance from customers	47,720
Liability in connection with acquisition	1,141,476
Total Current Liabilities	10,257,342

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
64,532,069 shares issued and outstanding)	64,532
Common stock issuable (890,000 shares)	890
Additional paid-in capital	6,888,230
Retained defcit	(482,095)
Deferred compensation	(768,063)
Other comprehensive income	256,006
Total Stockholders' Equity	5,959,500
Total Liabilities and Stockholders' Equity	$ 16,216,842
See notes to unaudited consolidated financial statements
3

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	September 30,
	2006	2005

NET REVENUES	$ 4,832,984	$ 4,622,110
COST OF SALES	4,460,470	4,515,664
GROSS PROFIT	372,514	106,446

OPERATING EXPENSES:
Stock-based consulting expenses	86,878	26,000
Selling expenses	114,833	48,835
General and administrative	313,360	230,335
Total Operating Expenses	515,071	305,170

LOSS FROM OPERATIONS	(142,557)	(198,724)

OTHER INCOME (EXPENSE):
Other income	93,663	182,464
Debt issuance costs	-	(55,295)
Interest expense, net	(33,432)	(377,136)
Total Other Income (Expense)	60,231	(249,967)

NET LOSS BEFORE MINORITY INTEREST	(82,326)	(448,691)

MINORITY INTEREST IN INCOME OF SUBSIDIARY	-	2,334

NET LOSS	$ (82,326)	$ (446,357)

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation	83,054	98,174

COMPREHENSIVE INCOME(LOSS)	$ 728	$ (348,183)

NET INCOME PER COMMON SHARE
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Weighted Common Shares Outstanding - Basic	64,532,069	39,296,104
Weighted Common Shares Outstanding - Diluted	64,532,069	39,296,104

See notes to unaudited consolidated financial statements
4

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before minority interest	$ (82,326)	$ (446,357)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	94,884	32,277
Stock-based compensation	86,878	26,000
Amortization of discount on debentures payable	-	324,460
Amortization of debt issuance costs	-	55,295
Allowance for doubtful accounts	152,412	(32,134)
Minority interest	-	(2,334)
Changes in assets and liabilities:
Accounts receivable	23,983	694,460
Inventories	1,094,545	(133,120)
Prepaid and other current assets	(2,626,547)	(3,730)
Other receivables	3,284	(408,687)
Advances to employees	-	-
Advances on purchases	308,005	254,729
Other assets	12,787	4,154
Accounts payable	923,959	(352,069)
Accrued expenses	(93,902)	(455,755)
Advances from customers	(20,974)	(22,945)
NET CASH USED IN OPERATING ACTIVITIES	(123,012)	(465,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	(5,976)	-
Cash in subsidiaries on date of acquisition	-	33,654
Decrease (increase) in restricted cash	9,660	157,179
Capital expenditures	(165,061)	(163,819)
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(161,377)	27,014

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans payable	67,000	-
Repayment of loans payable	(63,157)	(376,097)
Proceeds from debentures payable	-	503,500
Placement fees paid	-	(48,350)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,843	79,053

EFFECT OF EXCHANGE RATE ON CASH	76,736	13,316

NET DECREASE IN CASH	(203,810)	(346,373)

CASH - beginning of year	466,272	902,559

CASH - of the end of period	$ 2 62,462	$ 556,186

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 33,432	$ 95,625
Income Taxes	$ 1,651	$ 54,766

Non-cash investing and financing activities
Issuance of common stock for future services	$ -	$ 104,000
Deferred discount and beneficial conversion on debentures payable	$ -	$ 420,845

Acquisition details:
Fair value of assets acquired	$ -	$ 1,142,348
Common stock issued in connection with acquisition	$ -	$ 480,000
Liabilities assumed	$ -	$ 1,148,468

See notes to unaudited consolidated financial statements.
5

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp., (the “Company” or “Dragon Nevada”) formerly Retail Highway.com, Inc. (“Retail”) was incorporated in the State of Nevada on February 17, 1993 under the name "LBF Corporation". Effective April 17, 1999, Retail acquired certain assets to facilitate its entry into electronic commerce and changed its name to “Retail Highway.com, Inc.”

On or about August 13, 2004, the Dragon Nevada entered into an Agreement and Plan of Reorganization (the “Merger”), subsequently amended on September 30, 2004 and effective October 4, 2004. Pursuant to the Merger, Dragon Nevada issued 24,625,000 shares of its common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., a Florida corporation ("Dragon Florida"). For financial accounting purposes, the Merger has been treated as a recapitalization of Dragon Nevada with the former shareholders of the Dragon Nevada retaining 1,280,234 shares of common stock, or approximately 5%. Furthermore, Dragon Nevada’s prior management resigned their respective positions and was replaced by management of Dragon Florida.

In connection with the Merger, Dragon Nevada undertook a reverse stock split of its common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-share information included in this report has been presented to reflect this reverse stock split.

Additionally, as part of the Merger, Dragon Nevada amended its Articles of Incorporation, whereby Dragon Nevada changed its name to “Dragon International Group Corp.,” as well as re-established its capitalization to the authorized capital structure immediately prior to the Merger, which consisted at the date of merger of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. On May 31, 2005, Dragon Nevada increased its authorized common shares to 200,000,000.

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

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending June 30, 2007.

Certain reclassifications have been made to the prior year to conform to current year presentation.

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

DRAGON INTERNATIONAL GROUP CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2006, the Company maintains restricted cash of $252,627 in a bank account that is collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2006, the allowance for doubtful accounts was $335,499.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Advances on purchases

Advances on purchases at September 30, 2006 of $497,657 consist of a prepayment of the Company to merchandise that had not yet shipped to the Company. The Company will recognize the payment as expenses as the Company take delivery of goods.

Other Receivable

Other receivable at September 30, 2006 amounted to $381,632. Ningbo Dragon has consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Ningbo Dragon operates the underlying businesses of each entity from the headquarters located in Ningbo. The two consolidated divisions are Shanghai An’ Hong Paper Company Limited (“An’ Hong”) and Ningbo Long’ An Industry and Trade Company Limited (“Long’ An”). In connection with this consolidation, the Company has a receivable of approximately $171,255 from a third party which is included in other receivables on the accompanying consolidated balance sheet.

Intangible Assets / Intellectual Property

The Company amortizes the intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired entities. For the three months ended September 30, 2006 and 2005, amortization expenses for intangible assets amounted to $26,015 and $0, respectively.

DRAGON INTERNATIONAL GROUP CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

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

Net income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2005, there were warrants to purchase 6,142,300 shares of common stock, 1,658,400 shares upon conversion of convertible notes payable, and approximately 9,809,000 shares upon conversion of outstanding convertible debentures and related interest, which could potentially dilute future earnings per share. At September 30, 2006, there were warrants to purchase 16,834,600 shares of common stock, which could potentially dilute future earnings per share.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

DRAGON INTERNATIONAL GROUP CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1 USD for 7.9168 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Ningbo Dragon, is the local currency, the Chinese dollar or Renminbi (“RMB”). The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2006 was $76,736.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At September 30, 2006, the Company had approximately $262,000 in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2006. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NOTE 2 - INVENTORIES

At September 30, 2006, inventories consisted of the following:

Raw materials	$527,700
Finished goods	1,671,601
$2,199,301

DRAGON INTERNATIONAL GROUP CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 3 – LAND USE RIGHTS

In connection with the acquisition of Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”), the Company acquired land use rights valued as of September 30, 2006 at $2,608,676 (Local currency of RMB 20,652,366) through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053. The Company amortized this land use right over the contract period beginning July 1, 2005. For the three months ended September 30, 2006, amortization expenses amounted to $14,498.

Land Use Rights	Estimated Life 47 year	$ 2,608,676
Less: Accumulated Amortization		$ 69,380
	$	$ 2,539,296

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2006, property and equipment consisted of the following:

	Estimated Life
Auto and truck	10 Years	$167,984
Manufacturing equipment	5 Years	1,554,238
Building and improvements	20 Years	944,438
Office equipment	5 Years	44,195
		2,710,855
Less: Accumulated depreciation		(546,227)
		$2,164,628

For the years ended September 30, 2006 and 2005, depreciation expense for property and equipment amounted to $54,371 and $32,277, respectively.

NOTE 5– RELATED PARTY TRANSACTIONS

Due from related parties

The consolidated financial statements include balances and transactions with related parties. From time to time, the Company receives advances from or advances funds to several affiliated entities, owned by an officer of the Company, for working capital purposes. These advanced are payable on demand and are personally guaranteed by the officer. At September 30, 2006, the Company had outstanding balances from these affiliated entities of $9,474.

Due to related party

A shareholder/consultant advanced funds to the Company for working capital purposes. At September 30, 2006, the Company owed $5,000 to this shareholder/consultant that is included in accrued expenses. The advances are non-interest bearing, unsecured and are due on demand.

DRAGON INTERNATIONAL GROUP CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 6-LOANS PAYABLE

Loans payable consisted of the following at September 30, 2006:

Notes payable to Bank of Agriculture, due on September 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee of officer.	$ 126,314

Notes payable to Bank of Agriculture, due on September 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee of officer.	126,314

Notes payable to Bank of Agriculture, due on March 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee of officer.	606,305

Notes payable to Bank of Agriculture, due on November 15, 2006. Interest only payable monthly at a rate of 5.94%. Secured by equipment and personal guarantee of officer.	618,936

Notes payable to Bank of Agriculture, due on December 11, 2006. Interest only payable monthly at a rate of 6.264%. Secured by equipment and personal guarantee of officer.	505,255

Bank acceptances payable. Non-interest bearing. Secured by equipment and personal guarantee of officer.	496,413

SUNWIN International Neutraceuticals, Inc. Non-interest bearing, unsecured and are due on demand.	67,000

HK Runji Investment Ltd. Non-interest bearing, unsecured and are due on demand.	100,000

Notes Payable to two shareholders, interest only payable annually at a rate of 8%, $100,000 due on January 10, 2007 and $48,000 due on April 11, 2007	148,000
Total	$ 2,794,537

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 7– STOCKHOLDERS EQUITY

Common Stock

For the three months ended September 30, 2006 and 2005, amortization of stock based compensation amounted to $86,878 and $26,000, respectively.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2006 and changes during the period then ended is as follows:

Weighted

        Average

         Exercise

	Shares	Price
	-----------	--------------
Outstanding at July 1, 2006	16,834,600	$ 0.147
	Granted	-	-
	Exercised	-	-
	Forfeited	-	-

Outstanding at September 30, 2006	16,834,600	$ 0.147
	==============	==============

Warrants exercisable at end of period	16,834,600	$ 0.147
	==============	==============

Weighted-average fair value of warrants

granted during the period	$ 0.147
==============

The following information applies to all warrants outstanding at September 30, 2006:

Warrants Outstanding	Warrants Exercisable
----------------------------	-------------------------

Weighted

	Average	Weighted	Weighted
	Remaining	Average	Average
	Contractual	Exercise	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
------------------------	-----------	------------	-----------	----------	---------
$0.30	150,000	3.78	$ 0.30	150,000	$ 0.30
$0.15	16,184,600	3.84	$ 0.15	16,184,600	$ 0.15
$0.01	500,000	3.78	$ 0.01	500,000	$ 0.01

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 8- OPERATING RISK

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

SEPTEMBER 30, 2006

NOTE 8- OPERATING RISK (Continued)

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

CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “project,” “contemplate,” “would,” “should,” “could,” or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following analysis of our results of operations and financial condition should be read in conjunction with our financial statements. for the years ended June 30, 2006 and 2005 and notes thereto contained in our report on Form 10-KSB o as filed with the Securities and Exchange Commission.

Overview

Dragon International Group Corp. (“we,” “us,” “our,” or “Dragon”) was incorporated on February 17, 1993 pursuant to the laws of the State of Nevada.

We own a 100% interest in Dragon International Group Corp., a Florida corporation (“Dragon Florida”). Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”), , formerly known as Ningbo Anxin International Trade Company, Limited (“Anxin”). Ningbo Anxin International Trade Company, Limited changed its name to Ningbo Dragon International Trade Company, Limited (“Ningbo Dragon”) on July 7, 2005. Ningbo Dragon is involved in the packing material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. Our operations are conducted through Ningbo Dragon. Ningbo Dragon operates four subsidiaries, including; (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”) that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang’ai Village in Ningbo, China. Yonglongxin operates the Xianyang Naite Research & Development Center (the “R&D Center”), created to develop, design and improve production methods in the specialty packaging industry in China; (ii) Hangzhou Yongxin Paper Company, Limited (“Yongxin”) that manufactures, sells, and distributes cigarette packing materials; (iii) Ningbo Dragon Packaging Technology Company, Limited (“Dragon Packaging”) a manufacturer of specialized packaging materials products for the pharmaceutical and food industry; and (iv) Shanghai JinKui Packaging Material Company, Limited (“JinKui”) a manufacturer of specialized packaging products for the pharmaceutical and food industry. Ningbo Dragon has a distribution network covering east and central China.

Our principal executive offices are located at Bldg 14, Suite A09, International Trading Center, 29 Dongdu Road, Ningbo, China 315000, telephone: 86-574-56169308.

In 2005, we consolidated the operations of two divisions in an effort to reduce fixed operational expenses. Ningbo Dragon operates the underlying business of each entity from the headquarters located in Ningbo. The two consolidated divisions are Shanghai An'Hong Paper Company Limited, ("An'Hong") and Ningbo Long'An Industry and Trade Company Limited ("Long'An"). The remote operations were established in an effort to improve client relations and extend the brand awareness of our products and services throughout China. Furthermore, we believe we could improve our status among financial institutions in China as a large group with multiple operations. Unfortunately, the cost of the additional offices proved too costly. We now service the clients of An'Hong and Long'An as they continue to operate the underlying business of each entity from our headquarters in Ningbo. The fixed assets, office equipment and entities were sold to Shanghai DIJI Investment Management Company.

We import pulp and paper products manufactured overseas and distribute those products in China. The general process of a typical order are; (i) initial purchase order from customer, (ii) relay the purchase order to international supplier; (iii) receive letter of credit from bank; (iv) schedule transportation from supplier; (v) schedule transportation to customer; and (vi) receive payment from customer. This entire process can take anywhere from two to three months. Often times, extenuating factors such as weather or holidays may prolong this process, causing a delay in payment or shipment.

The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the periods indicated.

Results of Operations

Comparison of Our Results of Operations for our three months ended September 30, 2006 and 2005

Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture, distribution of paper and pulp related products.

	Three Months Ended September 30,2006	Three Months Ended September 30,2005	$	%
	(Unaudited)	(Unaudited)	Change	Change
Net Revenues	$ 4,832,984	$ 4,622,110	$ 210,874	4.6%
Cost of sales	4,460,470	4,515,664	(55,194)	-1.2%
Stock based consulting expenses	86,878	26,000	60,878	234.1%
Selling expenses	114,833	48,835	65,998	135.1%
General and administration(GA) expenses	313,360	230,335	83,025	36.0%
Total operating expenses	515,071	305,170	209,901	68.8%
Operating income	(142,557)	(198,724)	56,167	-28.3%
Total other (expense)	60,231	(249,967)	310,198	-124.1%
Net loss	$ (82,326)	$ (446,357)	$ 364,031	-81.6%

	Three Months	Three Months
	Ended September	Ended September
	2006	2005	%
	(Unaudited)	(Unaudited)	Change
Other Key Indicators:
Cost of sales as a percentage of revenues	92.3%	97.7%	-5.4%
Gross profit margin	7.7%	2.3%	5.4%
Selling expenses as a percentage of revenues	2.4%	1.1%	1.3%
GA expenses as a percentage of revenues	6.5%	5.0%	1.5%
Total operating expenses as a percentage of revenues	10.7%	6.6%	4.1%

Revenue

During the three months ended September 30, 2006, we generated revenues of $4,832,984, as compared to revenues of $4,622,110 for the three months ended September 30, 2005, an increase of $210,874 or 4.6%. For the three months ended September 30, 2006, we recorded revenues of approximately $125,469 from our JinKui subsidiary acquired effective June 30, 2006. The remaining increases during the three months ended September 30, 2006 of $85,405 were attributable to sales to new customers and improved sales efforts over the three months ended September 30, 2006.

Cost of Sales and Gross Profit

During our three months ended September 30, 2006, our cost of sales was $4,460,470, compared to $4,515,664 during three months ended September 30, 2005, a decrease of $55,194, or 1.2%. As a percentage of net revenues, our cost of sales for the three months ended September 30, 2006 was 92.3%, as compared to 97.7% for the three months ended September 30, 2005, a decrease as a percentage of our revenues. For the three months ended September 30, 2006, we spent approximately $165,061 to upgrade manufacturing machinery. The upgrades were basically equipment and technology that further improved efficiency. Therefore, the cost of goods sold decreased for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

For the three months ended September 30, 2006, gross profit for the period was $372,514, as compared to gross profit of $106,446 for the three months ended September 30, 2005, an increase of $266,068. For the three months ended September 30, 2006, gross profit on a percentage basis increased to 7.7% from 2.3% for the same period ended September 30, 2005, an increase as a percentage of our revenues.

Total Operating Expenses

For the three months ended September 30, 2006, total operating expenses amounted to $515,071 or 10.7% of net revenues compared to $305,170 or 6.6% of revenues for the three months ended September 30, 2005, an increase of $209,901. The increase was attributable to the following:

•      For the three months ended September 30, 2006, we recorded non-cash compensation expenses of $86,878 as compared to $26,000 for the three months ended September 30, 2005, an increase of $60,878 or 234.1%. This amount represented the value amortized, for the shares of our common stock issued and warrants granted, as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2007, we cannot predict the amount of expense that will be attributable to such agreements.

•      For the three months ended September 30, 2006, selling expenses amounted to $114,833, as compared to $48,835 for the three months ended September 30, 2005, an increase of $65,998 or 135.1%. This increase is attributable to the increase in shipping costs of approximately $66,960, which is caused by the increase in the shipping industry for costs on a per unit shipped basis.

For the three months ended September 30, 2006, general and administrative expenses were $313,360, as compared to $230,335 for the three months ended September 30, 2005, an increase of $83,025, or approximately 36%. The increase was attributable to the following:

•      For the three months ended September 30, 2006, consulting expenses amounted to $0 as compared to $31,894 for the three months ended September 30, 2005. In Fiscal 2005, we received a refund of consulting fees amounting to $31,894 from NingBo HaiShu HeSheng Consulting Company that reduced our general and administrative expenses.

•      For the three months ended September 30, 2006, rental expenses amounted to $21,039 as compared to $9,901 for the three months ended September 30, 2005, an increase of approximately $11,138. The increase is primarily attributable to the rental expenses incurred by JinKui, a new subsidiary acquired effective June 30, 2006. The rental expense for JinKui during the three months ended September 30, 2006 amounted to $9,067. Additionally, rental expenses incurred by YongXin were increased approximately $2,800 from three months ended September 30, 2005 to September 30, 2006. YongXin was acquired on July 1, 2005, for the three months ended September 30, 2005, the rent expenses for YongXin only included August and September expenses since July rental was paid before the acquisition. For the three months ended September 30, 2006, the rental expenses for YongXin included all three months during the quarter.

•      For the three months ended September 30, 2006, research and development expenses amounted to $20,497, as compared to $960 for the three months ended September 30, 2005, an increase of approximately $19,500. The increase is primarily attributable to the operation of the R& D Center which was acquired on August 1, 2005. The R&D Center was not under fully operation until July 2006.

•      For the three months ended September 30, 2006, salary and wages amounted to $36,799, as compared to $17,415 for the three months ended September 30, 2005, an increase of $19,384. During the three months ended September 30, 2006 we incurred $8,783 salary and wages associated with JinKui that was acquired effective June 30, 2006. Additionally, we increased salary and wages for employees for about 40% to 45% effective October 1, 2005. For the three months ended September 30, 2006, the salary and wages are affected by the new rate while for the three months ended September 30, 2005, the salary and wages were under the original rate.

Total Other Income

For the three months ended September 30, 2006, we reported total other income of $60,231, as compared to total other expenses of $249,967 for the three months ended September 30, 2005. This other income is primarily associated with the following reasons:

Income recognized from the value added tax rebates received from the respective tax authority. For the three months ended September 30, 2006, the income recognized from the value added tax rebate was $76,157, compared to $182,464 for the three months ended September 30, 2005. We accrued for value-added taxes (“VAT”) recorded on the sale of our paper products. Our paper products are subject to VAT, as imposed by the PRC or the local provincial tax authorities in the PRC. We charge, collect and remit VAT on the sales of our products. We routinely receive abatements of VAT, as we participate in our local provincial program of hiring employees with physical handicaps. The respective tax authorities in the PRC notify us of our VAT abatements after the VAT is collected. We pass the VAT on to the customer, incorporating the tax in our cost. Until we receive notification of the amount of VAT abated from the respective tax authorities, this VAT remains accrued. Upon notification from the tax authorities that VAT had been either abated, or has been partially abated, as determined by the respective tax authority, the excess of accrued VAT is then reclassified into other income as this rebate is not remitted to the customer. Under PRC tax regulations; in the event that VAT collected by us from customers are either abated, or partially abated, the amount of VAT abated is not required to be refunded to customers.

For the three months ended September 30, 2006, debt issuance costs were $0 as compared to $55,295 for the three months ended September 30, 2005. For the three months ended September 30, 2005, the debt issuance costs was related to the amortization of placements fees paid in connection with our March 2005 Private Placement and the July 2005 Private Placement. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized debt issuance costs. For the three months ended September 30, 2006, we did not have any debt issuance costs.

For the three months ended September 30, 2006, interest expense was $33,432, as compared to $377,136 for the three months ended September 30, 2005, a decrease of $343,704. For the three months ended September 30, 2005, the $377,136 of interest expense was comprised of $359,189 in amortization of discount on the July Notes that was included in interest expense related to the March 2005 Private Placement and July 2005 Private Placement and $17,947 of interest expenses related to borrowings. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized discounts related to the July Notes and the March Notes.

Net Loss

As a result of these factors, we reported a net loss of $(82,326) (less than $.01 per share) for the three months ended September 30, 2006, as compared to net loss of $(446,357) (less than $.01 per share) for the three months ended September 30, 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2006 (unaudited) and June 30, 2006:

	September 30,	June 30,	$ of	% of
	2006 (Unaudited)	2006	Change	Change

Working capital	563,485	558,414	5,071	0.9%
Cash	262,462	466,272	(203,810)	-43.7%
Accounts receivable, net	4,762,590	4,938,985	(176,395)	-3.6%
Inventories	2,199,301	3,293,846	(1,094,545)	-33.2%
Prepaid expenses and other	2,707,711	81,164	2,626,547	3236.1%

Advance on purchases	497,657	805,662	(308,005)	-38.2%
Other receivable	381,632	384,916	(3,284)	-0.9%
Due from related parties	9,474	3,498	5,976	170.8%
Total current assets	10,820,827	9,974,343	846,484	8.5%
Cash restricted	252,627	262,287	(9,660)	-3.7%
Property and equipment, net	2,164,628	2,053,938	110,690	5.4%
Land use rights, net	2,539,296	2,524,568	14,728	0.6%
Intangible assets, net	373,492	393,928	(20,436)	-5.2%
Other assets	65,972	78,759	(12,787)	-16.2%
Notes payable	2,794,537	2,762,207	32,330	1.2%
Accounts payable	4,325,398	3,401,439	923,959	27.2%
Accrued expenses	1,948,211	2,042,113	(93,902)	-4.6%
Advances from customers	47,720	68,694	(20,974)	-30.5%
Liability in connection with acquisition	1,141,476	1,141,476	0	0.0%
Total current liabilities	10,257,342	9,415,929	841,413	8.9%
Total liabilities	10,257,342	9,415,929	841,413	8.9%

At September 30, 2006, we had $262,462 in cash. At September 30, 2006, our cash position by geographic area is as follows:

United States	$4
China	262,458

--------------

Total	$ 262,462

========

Our working capital position increased $5,071 to $563,485 at September 30, 2006 from $558,414 at June 30, 2006. This increase in working capital is primarily attributable to an increase of approximately $846,484 in current assets at September 30, 2006 as compared to June 30, 2006, which was offset by increases in current liabilities of approximately $841,413 at September 30, 2006 as compared to June 30, 2006. The increase in our current liabilities is primarily attributable to accounts payable which were offset by a decrease in accrued expenses and advances from customers.

At September 30, 2006, our inventories of raw materials, work in process and finished goods amounted $2,199,301, a decrease of $1,094,545, or approximately 33.2%, from June 30, 2006. The inventory decreased due to our increased sales during the three months ended September 30, 2006. The increased sales depleted our inventory levels. We expect our inventory levels to rise as we increase our overall production.

At September 30, 2006, our prepaid expenses and other amounted $2,707,711, an increase of $2,626,547, or approximately 3236.1%, from June 30, 2006. The prepaid expenses and other increased due to our increased prepaid import materials during the three months ended September 30, 2006.

At September 30, 2006 our accounts receivable, was $4,762,590, as compared to $4,938,985 at June 30, 2006 and reflects our best estimate of probable losses. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within six months, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for our a company our size within our industry.

Net cash used in operating activities for the three months ended September 30, 2006 was $123,012, as compared to net cash used in operating activities of $465,756 for the three months ended September 30, 2005. For the three months ended September 30, 2006, we used cash to fund an increase in prepaid and other current assets, the reduction in accrued expenses and advances from customers. The decreases were offset by an increase in accounts payable of $923,959, a net decrease in accounts receivable of $23,983, and a decrease in inventories of $1,094,545. These items, combined with an add back of non-cash items of $334,174 were offset by our net loss.

For the three months ended September 30, 2005, we used cash to fund increases in inventories and other receivables, and decrease in accounts payable and accrued expenses. The decreases were offset by a net increase in advances on purchases of $254,729, a decrease in accounts receivables of $694,460, combined with a net add back of non-cash items of $403,564 were offset by our net loss,

Net cash used in investing activities during the three months ended September 30, 2006 was $161,377 as compared to net cash provided by investing activities of $27,014 for the three months ended September 30, 2005. During the three months ended September 30, 2006, we used cash for capital expenditures of $165,061 and advanced funds of $5,976 to JinKui. These transactions were consolidated upon the acquisition of JinKui on June 30, 2006. We decreased our restricted cash balance by $9,660 to collateralize certain debt. During the three months ended September 30, 2005, we used cash for capital expenditures of $163,819 and had a decrease in our restricted cash balance by $157,179 to collateralize certain debt and received cash of $33,654 from the acquisition of Yongxin.

Net cash provided by financing activities during the three months ended September 30, 2006 was $3,843, as compared to net cash provided by financing activities during the three months ended September 30, 2005 of $79,053. During the three months ended September 30, 2006, we received gross proceeds of $67,000 from loans payable offset by the repayment of loans payable of $63,157. During the three months ended September 30, 2005, we received gross proceeds of $503,500 from debentures payable offset by the repayment of loans payable of $376,097 and the payment of placement fees of $48,350.

From time to time, we need additional working capital for our operations. In 2006, Yonglongxin borrowed money pursuant to several lines of credit that we have established with two separate banks. We renewed pre-existing loans of $1,983,124 from the Bank of Agriculture with 6 to 12 months term from September 2006 to September 2007, with an annual interest rate ranging from 5.94% to 6.732%. We repaid loans of $62,450 from Ningbo Commercial Bank (Tianyuan Branch) during the three months ended September 30, 2006. All loans are renewable when they mature. We generate sufficient cash flow from financing and operations to meet our debt services. We do not anticipate these loans will have material impact on our liquidity. These loans are secured by our inventory, equipment and assets. We are current on all payments relating to these loans and expect to renew the loans at terms and at interest rates comparable to our current loans.

We currently have no material commitments for capital expenditures.

While we believe we have sufficient funds to conduct our business and operations as they are currently undertaken, we want to upgrade our manufacturing capacity in order to expand our production. In relation to the March 2005 Private Placement and July 2005 Private Placement, we received net proceeds of $1,736,660 ($321,750 from the March 2005 Private Placement +$1,414,910 from the July 2005 Private Placement). As of September 30, 2006 and 2005, we have applied $725,284 and $326,878 of the proceeds received from the offerings to upgrade equipment and technology, respectively.

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

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

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

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method.

Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of September 30, 2006. During the three month period ended September 30, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation had a material effect on our results of operations during the three months ended September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure. Our management, including our President, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our company's CEO and CFO have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

In our previous Annual Report on Form 10-KSB/A we restated our consolidated balance sheet at June 30, 2006 and the consolidated statements of stockholders’ equity for the year ended June 30, 2006 as contained in the Annual Report on Form 10-KSB for the year ended June 30, 2006 as previously filed with the Securities and Exchange Commission.

The restatement was made in part to correct a clerical error related to the classification of common stock to be issued in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui”) on June 30, 2006. We initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders’ equity section of the initially issued balance sheet and statements of stockholders’ equity. We have reclassified these common shares to be issued as a liability in connection with the acquisition. We were aware of the proper classification prior to the initial filing of our Form 10-KSB, but deficiencies in financial statement reporting controls prevented this misclassification from being corrected. As a result of this clerical error, we have determined that there was a significant deficiency in our internal control over financial reporting as of June 30, 2006 related to the treatment of common stock to be issued in regards to the JinKui acquisition. We determined, however, that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we have corrected our presentation of the common stock to be issued, we believe that we have corrected this significant deficiency.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RISK FACTORS

An investment in our Common Stock is a risky investment. In addition to the other information contained in this report, prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock.

RISKS RELATED TO OUR BUSINESS

The management of our Company is located in the Peoples Republic of China (“PRC”) and we are materially dependent upon advisory services of a U.S. company. In the event this consultant fails to perform properly, or elects to discontinue its relationships with us, the results could have a negative impact on our ability to comply with the requirements of being a US public reporting company and may lead our Common Stock being de-listed from trading on the OTCBB.

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

We generate revenue and incur expenses and liabilities in both Chinese Renminbi (RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of Chinese RMB and other currencies in which our earnings and obligations are denominated. Recently, the Chinese government raised 2% of Chinese RBM against US dollar by floating Chinese RMB with a basket of foreign currencies. The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese RMB converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended June 30, 2007.

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

A majority of our clientele is involved in various aspects of the cigarette manufacturing industry in China, which is facing significant governmental actions aimed at reducing the consumption of cigarettes. As one of the largest cigarette consumption markets in the world, the Chinese government is following the world trends to enforce more regulations on the cigarette industry. Management does not think the Chinese cigarette industry will have a regression in the near future, but we cannot ignore the risks deriving from the fluctuation of the cigarette industry.

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

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

In addition, our Articles of Incorporation authorize the issuance of up to 25,000,000 shares of Preferred Stock with such rights and preferences as may be determined from time to time by our Board of

Directors. No shares are currently outstanding. Our Board of Directors may, without stockholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Our executive officers, directors and 5% or greater shareholders have the ability to significantly influence matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

Currently, our existing officers, directors and 5% or greater shareholders in the aggregate beneficially own approximately 45.8% of our outstanding stock. As a result, such persons, acting together, will have the ability to significantly influence the vote on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

We cannot predict whether we will successfully effectuate our current business plan. Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any shares of our common stock during the three month period ended September 30, 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description
-----------	----------------
31.1	Rule 13a – 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2	Rule 13a – 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer Certification under Section 906 *
32.2	Certification of Principal Financial and Accounting Officer Certification under Section 906 *

* Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on November 14, 2006.

DRAGON INTERNATIONAL GROUP CORP.

By: /s/ David Wu

David Wu,

CEO, Principal Executive Officer