Form 10-Q
period 2006-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2007-02-14
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 83,070,979 shares at February 14, 2007

When used in this report, the terms "Dragon," the "Company," "we," and "us" refers to Dragon International Group Corp., a Nevada corporation, and our wholly owned subsidiaries, Dragon International Group Corp. a Florida corporation, ("Dragon Florida") and Shanghai JinKui Packaging Material Company, Limited, a Chinese corporation. Dragon Florida subsidiaries include its wholly owned subsidiary Ningbo Dragon International Trade Company, Limited, a Chinese corporation ("Ningbo Dragon"), f/k/a Ningbo Anxin International Trade Company, Limited. Ningbo Dragon subsidiaries include its wholly owned subsidiaries, Ningbo City Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin") and Ningbo Dragon Packaging Technology Co., Ltd, ("Dragon Packaging") as well as its 60% ownership interest in Ningbo Dragon Hangzhou Yongxin Paper Co., Ltd. ("Yongxin")

The information which appears on our web site at www.drgg.net is not part of this quarterly report.

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as they relate to our doing business solely within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                        DRAGON INTERNATIONAL GROUP CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED December 31, 2006

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Balance Sheet
               December 31, 2006 (Unaudited)...................................4
         Consolidated Statements of Operations (Unaudited)
               For the Three and Six Months Ended December 31, 2006 and 2005...5 Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 2006 and 2005.............6

         Notes to Consolidated Financial Statements.........................7-16

         Item 2 - Management's Discussion and
         Analysis of Financial Condition and Results of Operations.........17-26

         Item 3 - Controls and Procedures.....................................29

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................36

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.36

         Item 3 - Default upon Senior Securities .............................37

         Item 4 - Submission of Matters to a Vote of Security Holders.........37

         Item 5 - Other Information...........................................37

         Item 6 - Exhibits....................................................37

         Signatures...........................................................38

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006
                                   (Unaudited)

                                           ASSETS
CURRENT ASSETS:
    Cash                                                                                             $    174,562
    Accounts receivable (net of allowance for doubtful accounts of $163,042)                            5,252,947
    Inventories                                                                                         3,735,169
    Advances on purchases                                                                               2,865,382
    Prepaid expenses and other current assets                                                             122,704
                                                                                             ---------------------

        Total Current Assets                                                                           12,150,764

CASH-RESTRICTED                                                                                           255,836
PROPERTY AND EQUIPMENT - Net                                                                            2,324,520
LAND USE RIGHTS - Net                                                                                   2,557,499
INTANGIBLE ASSETS - Net                                                                                   353,020
                                                                                             ---------------------

        Total Assets                                                                                 $ 17,641,639
                                                                                             =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable - current portion                                                                  $  3,170,035
    Accounts payable                                                                                    5,188,322
    Accrued expenses                                                                                    1,717,922
    Advances from customers                                                                                22,643
                                                                                             ---------------------
        Total Current Liabilities                                                                      10,098,922

Notes Payable - long-term portion                                                                          48,000
                                                                                             ---------------------

        Total Liabilities                                                                              10,146,922
                                                                                             ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                       -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        74,737,643 shares issued and outstanding)                                                          74,737
    Common stock issuable (890,000 shares)                                                                    890
    Additional paid-in capital                                                                          8,120,500
    Accumulated deficit                                                                                  (372,839)
    Deferred compensation                                                                                (681,185)
    Other comprehensive income - foreign currency                                                         352,614
                                                                                             ---------------------


        Total Stockholders' Equity                                                                      7,494,717
                                                                                             ---------------------

        Total Liabilities and Stockholders' Equity                                                   $ 17,641,639
                                                                                             =====================

            See notes to unaudited consolidated financial statements
                                       -4-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months Ended            For the Six Months Ended
                                                              December 31,                         December 31,
                                                   ----------------  ----------------   ----------------  ----------------
                                                        2006              2005               2006              2005
                                                   ----------------  ----------------   ----------------  ----------------
NET REVENUES                                           $ 5,188,903       $ 4,869,309       $ 10,021,887       $ 9,491,419

COST OF SALES                                            4,755,973         4,368,285          9,216,443         8,883,949
                                                   ----------------  ----------------   ----------------  ----------------

GROSS PROFIT                                               432,930           501,024            805,444           607,470
                                                   ----------------  ----------------   ----------------  ----------------

OPERATING EXPENSES:
     Stock-based consulting expenses                        86,878            26,000            173,756            52,000
     Selling expenses                                       23,113            85,977            137,946           160,812
     General and administrative                            176,762            16,795            490,122           221,130
                                                   ----------------  ----------------   ----------------  ----------------

        Total Operating Expenses                           286,753           128,772            801,824           433,942
                                                   ----------------  ----------------   ----------------  ----------------

INCOME  FROM OPERATIONS                                    146,177           372,252              3,620           173,528
                                                   ----------------  ----------------   ----------------  ----------------

OTHER INCOME (EXPENSE):
     Other income                                            6,410            22,249            100,073           204,713
     Debt issuance costs                                         -           (40,400)                 -           (95,695)
     Interest expense                                      (43,331)         (254,356)           (76,763)         (631,492)
                                                   ----------------  ----------------   ----------------  ----------------

        Total Other Income (Expense)                       (36,921)         (272,507)            23,310          (522,474)
                                                   ----------------  ----------------   ----------------  ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                 109,256            99,745             26,930          (348,946)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                          -            (3,618)                 -            (1,284)
                                                   ----------------  ----------------   ----------------  ----------------

NET INCOME (LOSS)                                          109,256            96,127             26,930          (350,230)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                 269,560            22,499            352,614           120,673
                                                   ----------------  ----------------   ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)                              $ 378,816         $ 118,626         $  379,544        $ (229,557)
                                                   ================  ================   ================  ================

NET INCOME PER COMMON SHARE
      Basic                                              $    0.00         $    0.00         $     0.00        $   (0.01)
                                                   ================  ================   ================  ================
      Diluted                                            $    0.00         $    0.00         $     0.00        $   (0.01)
                                                   ================  ================   ================  ================

      Weighted Common Shares Outstanding - Basic        71,275,524        39,979,799         67,885,372        39,637,951
                                                   ================  ================   ================  ================
      Weighted Common Shares Outstanding - Diluted      71,635,524        41,206,234         68,245,372        39,637,951
                                                   ================  ================   ================  ================



            See notes to unaudited consolidated financial statements
                                       -5-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                       For the Six Months Ended
                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2006              2005
                                                                                  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $       26,930     $   (350,230)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                       204,267           58,922
      Stock-based compensation                                                            173,756           52,000
      Amortization of discount on debentures payable                                                       503,934
      Amortization of debt issuance costs                                                                   95,695
      Allowance for doubtful accounts                                                     (20,045)          12,063
      Minority interest                                                                         -            1,380

    Changes in assets and liabilities:
      Accounts receivable                                                                (293,917)      (1,023,979)
      Inventories                                                                        (441,323)       1,192,844
      Prepaid and other current assets                                                    343,376          930,349
      Advances on purchases                                                            (2,059,720)        (657,429)
      Other assets                                                                         78,759            4,154
      Accounts payable                                                                  1,786,883       (1,329,956)
      Accrued expenses                                                                   (324,191)        (439,075)
      Advances from customers                                                             (46,051)         (22,945)
                                                                                  ----------------  ---------------

NET CASH (USED IN) OPERATING ACTIVITIES                                                  (571,276)        (972,273)
                                                                                  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                                3,498                -
    Cash acquired in acquisition                                                                -           33,654
    Decrease in restricted cash                                                            12,792          353,258
    Capital expenditures                                                                 (392,606)        (230,419)
                                                                                  ----------------  ---------------

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (376,316)         156,493
                                                                                  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                         1,944,355          548,746
    Repayment of notes payable                                                         (1,488,527)        (376,097)
    Proceeds from exercise of stock warrants                                                1,000                -
    Common stock issued for raising capital                                               100,000                -
    Proceeds from debentures payable                                                            -          503,500
    Prepayment of debentures payable                                                            -         (183,592)
    Placement fees paid                                                                         -          (48,350)
                                                                                  ----------------  ---------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                           556,828          444,207
                                                                                  ----------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                                            99,055           33,605
                                                                                  ----------------  ---------------

NET DECREASE IN CASH                                                                     (291,710)        (337,968)

CASH  - beginning of year                                                                 466,272          902,559
                                                                                  ----------------  ---------------

CASH - end of period                                                                  $   174,562      $   564,591
                                                                                  ================  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid  for:
        Interest                                                                      $    80,796      $  134,625
                                                                                  ================  ===============
        Income Taxes                                                                  $         -      $   54,766
                                                                                  ================  ===============

    Non-cash investing and financing activities
        Issuance of common stock for future services                                  $         -      $   52,000
                                                                                  ================  ===============
        Deferred discount and beneficial conversion on debentures payable             $         -      $  420,845
                                                                                  ================  ===============
        Issuance of common stock for convertible debt                                 $         -      $    3,750
                                                                                  ================  ===============
        Issurance  of c/s for liability in connection with acquisition                $ 1,141,476      $       -
                                                                                  ================  ===============

    Acquisition details:
        Fair value of assets acquired                                                 $        -      $ 1,142,348
                                                                                  ================  ===============
        Goodwill                                                                      $        -      $   486,120
                                                                                  ================  ===============
        Liabilities assumed                                                           $        -      $ 1,148,468
                                                                                  ================  ===============
        Common stock issued in connecxtion with acquisition                           $        -      $   480,000
                                                                                  ================  ===============

            See notes to unaudited consolidated financial statements.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dragon International Group Corp., (the "Company" or "Dragon Nevada") formerly Retail Highway.com, Inc. ("Retail") was incorporated in the State of Nevada on February 17, 1993 under the name LBF Corporation. Effective April 17, 1999, Retail acquired certain assets to facilitate its entry into electronic commerce and changed its name to Retail Highway.com, Inc.

On or about August 13, 2004, Dragon Nevada entered into an Agreement and Plan of Reorganization (the "Merger"), subsequently amended on September 30, 2004 and effective October 4, 2004. Pursuant to the Merger, Dragon Nevada issued 24,625,000 shares of its common stock for the acquisition of all of the outstanding capital stock of Dragon International Group Corp., a Florida corporation ("Dragon Florida"). For financial accounting purposes, the Merger has been treated as a recapitalization of Dragon Nevada with the former shareholders of Dragon Nevada retaining 1,280,234 shares of common stock, or approximately 5%. Furthermore, Dragon Nevada's prior management resigned their respective positions and was replaced by management of Dragon Florida.

In connection with the Merger, Dragon Nevada undertook a reverse stock split of its common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-share information included in this report has been presented to reflect this reverse stock split.

Additionally, as part of the Merger, Dragon Nevada amended its Articles of Incorporation, whereby Dragon Nevada changed its name to "Dragon International Group Corp.," as well as re-established its capitalization to the authorized capital structure immediately prior to the Merger, which consisted at the date of merger of 25,000,000 shares of Preferred Stock, par value $0.001 per share, and 50,000,000 Common Shares, par value $.001 per share. On May 31, 2005, Dragon Nevada increased its authorized common shares to 200,000,000.

Effective June 30, 2004, Dragon Florida entered into a Stock Purchase Agreement to acquire 70% of Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon"), formerly known as Ningbo Anxin International Trade Company, Limited ("Anxin"). On December 31, 2004, Dragon Florida acquired the remaining 30% of Ningbo Dragon. In connection with the acquisition of the remaining 30% of Ningbo Dragon, the Company issued an additional 4,000,000 shares of common stock. For financial accounting purposes, the issuance of these shares was treated as part of the recapitalization of Dragon Nevada and valued at par value. Ningbo Dragon, established in 1997 and incorporated in the Peoples Republic of China ("PRC"), is located in the city of Ningbo, located in the Zhejiang Province of the PRC, approximately 200 miles south of Shanghai. The acquisition of Ningbo Dragon by Ningbo Florida has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon Florida, and ultimately Dragon Nevada, pursuant to which Ningbo Dragon is treated as the continuing entity. Ningbo Dragon changed its name to Ningbo Dragon
International Trading Co., Ltd., effective July 7, 2005.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company (Continued)

Ningbo Dragon is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon operates subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited ("Yonglongxin"), that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang'ai Village in Ningbo, China. Yonglongxin operates the Xianyang Naite Research & Development Center ("R&D Center"), created to develop, design and improve production methods in the specialty packaging industry in China.
(ii) Ningbo Dragon holds a 60% interest in Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin manufactures, sells, and distributes packaging materials for the tobacco industry in China. (iii) Ningbo Dragon Packaging Technology Company, Limited ("Dragon Packaging"), formerly known as Ningbo XinYi Paper Product Industrial Company, Limited ("XinYi"). XinYi changed its name on August 1, 2006. XinYi operates a pulp and manufacturing facility. Dragon Nevada acquired Shanghai JinKui Packaging Material Company, Limited ("JinKui") in June 2006. JinKui, a wholly owned subsidiary of Dragon Nevada, manufactures specialized packaging products for the pharmaceutical industry. Ningbo Dragon has a distribution network covering east and central China.

Henceforth Dragon Nevada, Dragon Florida, Ningbo Dragon or any of our subsidiaries are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding that company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results for the full fiscal year ending June 30, 2007.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2006, the Company maintains a cash balance of $430,398. Of this amount $429,554 is held in China, and $844 is held in the U.S. Of the cash balance of $429,554 held in China, $255,836 is restricted. The amount of $255,836 is being held in a bank account as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2006, the allowance for doubtful accounts was $163,042.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

Advances on purchases

At December 31, 2006, advances on purchases amounted to $2,865,382. This amount consists of a prepayment by the Company for merchandise that had not yet been shipped to the Company. The Company will recognize the payment as expenses when the Company takes delivery of the goods.

Intangible Assets / Intellectual Property

The Company amortizes the intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired entities. For the six months ended December 31, 2006 and 2005, amortization expenses for intangible assets amounted to $52,812 and $0, respectively.

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

Stock-based compensation

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity based compensation issued to employees. The Company has adopted FAS No.123R in the first quarter of fiscal year 2006.

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


                                                        For the Three Months Ended           For the Six Months
                                                            December 31, 2006                Ended December 31,
                                                                   2005                           2006 2005
                                                       -----------------------------    ------------------------------
Net income (loss)                                       $    109,256    $    96,127       $     26,930   $   (350,230)
Weighted average shares outstanding - basic               71,275,524     39,979,799         67,885,372     39,637,951
EPS - basic                                                    $0.00          $0.00       $      (0.00)   $      (0.01)
                                                       ============== ==============    =============== ==============

Net income (loss)                                       $    109,256     $   96,127       $    26,930    $ (350,230)
                                                       ============== ==============    =============== ==============
  Weighted average shares outstanding - basic             71,275,524     39,979,799         67,885,372     39,637,951
Effect of dilutive securities
   Unexercised warrants                                       36,000        422,617             36,000              -
   Convertible debentures                                          -              -                  -              -
   Convertible note payable                                        -        803,818                  -              -
                                                       -------------- --------------    --------------- --------------
  Weighted average shares outstanding- diluted            71,311,524     41,206,234         67,921,372     39,637,951
                                                       ============== ==============    =============== ==============
  EPS - diluted                                          $      0.00     $     0.00        $     (0.00)   $     (0.01)
                                                     ============== ==============    =============== ==============

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

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling costs

The Company accounts for shipping and handling costs as a component of selling expenses.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2006, the exchange rate for the Chinese dollar or Renminbi ("RMB") was 1 United States dollar for 7.8175 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the local currency, the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2006 and 2005 were $99,055 and $33,605, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At December 31, 2006, the Company, held a total of $430, 398 in bank deposits. Of this amount $429,554 is held in China, and $844 is held in the U.S. Of the cash balance of $429,554 held in China, $255,836 is restricted. The amount of $255,836 is being held in a bank account as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet. The remaining unrestricted cash balance of $173,718 held in bank deposits in China which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2006. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - INVENTORIES

At December 31, 2006, inventories consisted of the following:

         Raw materials          $         1,388,388
         Finished goods                   2,346,781
                                     -----------------
                                $         3,735,169
                                     =================

NOTE 3 - LAND USE RIGHTS

In connection with the acquisition of Ningbo Dragon Packaging Technology Company, Limited ("Dragon Packaging"), the Company acquired land use rights valued as of December 31, 2006 at $2,641,812 (Local currency of RMB 20,652,366) through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053. The Company amortized this land use rights over the contract period beginning July 1, 2005. For the six months ended December 31, 2006, amortization expenses amounted to $29,431.

    Land Use Rights                      Estimated Life      $ 2,641,812
                                            47 year
    Less: Accumulated Amortization                           $    84,313
                                                             --------------
                                                             $ 2,557,499
                                                            ===============

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

                               Estimated Life
Auto and truck                   10 Years                $     177,678
Manufacturing equipment           5 Years                    1,701,415
Building and improvements        20 Years                    1,009,212
Office equipment                  5 Years                       50,095
                                                         -----------------
                                                             2,938,400
Less: Accumulated depreciation                                (613,880)
                                                          ---------------
                                                          $ 2,324,520
                                                        ==================

For the six months ended December 31, 2006 and 2005, depreciation expense for property and equipment amounted to $122,024 and $61,352, respectively.

                        DRAGON INTERNATIONAL GROUP CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 5-NOTES PAYABLE


Notes payable consisted of the following at December 31, 2006:

Notes payable to Bank of Agriculture, due on August 15, 2007. Interest only payable monthly $ at a rate of 6.732%. Secured by equipment and personal
guarantee of officer.                                                                   127,918

Notes payable to Bank of Agriculture, due on August 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee
of officer.                                                                             127,918

Notes payable to Bank of Agriculture, due on November 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee
of officer.                                                                             537,256

Notes payable to Bank of Agriculture, due on November 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee
of officer.                                                                             639,591

Notes payable to Bank of Agriculture, due on November 15, 2007. Interest only payable monthly at a rate of 7.344%. Secured by equipment and personal guarantee
of officer.                                                                             127,918

Notes payable to Bank of Agriculture, due on November 15, 2007. Interest only payable monthly at a rate of 7.344%. Secured by equipment and personal guarantee
of officer.                                                                             383,754

Notes payable to Bank of Agriculture, due on March 15, 2007. Interest only payable monthly at a rate of 6.138%. Secured by equipment and personal guarantee
of officer.                                                                             614,007

Bank acceptances payable.  Non-interest bearing.  Secured by equipment and
personal guarantee of officer.                                                          511,673

Notes Payable to two shareholders, interest only payable annually at a rate
of 8%, $100,000 due on January 10, 2008 and $48,000 due on April 11, 2008               148,000
                                                                                   ---------------

Total                                                                                 3,218,035

Less Current Portion                                                                  3,170,035
                                                                                 -----------------

Long-Term Portion                                                                     $ 48,000
                                                                                  ================


                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 6- STOCKHOLDERS' EQUITY

Common Stock

For the six months ended December 31, 2006 and 2005, amortization of stock based compensation amounted to $173,756 and $52,000, respectively.

On October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of Common Stock to H.K. Mingtai Investment Company, Limited, a financial institution in China.

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of December 31, 2006 and changes during the period then ended is as follows:

                                                     Weighted
                                                     Average
                                                     Exercise
                                                     Shares            Price
                                                     -----------    -----------
 Outstanding at July 1, 2006                          16,834,600      $ 0.147
 Granted                                                       -            -
 Exercised                                               110,000         0.01
 Forfeited                                                     -            -
                                                     -----------    -----------
 Outstanding at December 31, 2006                     16,724,600      $ 0.148
                                                     ============== ===========

 Warrants exercisable at end of period                16,724,600      $ 0.148
                                                     ============== ===========
 Weighted-average fair value of warrants
 granted during the period                                            $ 0.148
                                                                    ===========

The following information applies to all warrants outstanding at December 31, 2006:


                                                           Warrants Outstanding       Warrants Exercisable
                                                     ----------------------------    -------------------------
                                    Weighted
                                    Average          Weighted         Weighted
                                    Remaining        Average           Average
                                    Contractual      Exercise          Exercise
     Range of Exercise Prices       Shares           Life (Years)       Price            Shares            Price
     ------------------------      -----------       ------------      -----------      ----------        ---------
         $0.30                         150,000         3.53              $ 0.30                150,000      $ 0.30
         $0.15                      16,184,600         3.68              $ 0.15           16,184,600        $ 0.15
         $0.01                         390,000         3.53              $ 0.01                390,000      $ 0.01



                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7- OPERATING RISK

(a) Country risk

The Company's revenues will be mainly derived from the sale of pulp, paper and packaging products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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


NOTE 9 - SUBSEQUENT EVENT

Effective January 16, 2007, Dragon International Group Corp., a Nevada corporation (the "Registrant") entered into an agreement ("Agreement") whereby it agreed to purchase fifty one (51%) percent of the common stock (the "Common Stock") of Wellton International Fiber Corp., a corporation organized under the laws of the British Virgin Islands (the "Company"). Wellton operates as an agent for the distribution of pulp, and waste paper in China. The transactions contemplated by the Agreement are expected to close (the "Closing Date") on or before March 31, 2007. In exchange for the fifty one (51%) percent of Company's Common Stock, the Registrant agreed to pay a purchase price (the "Purchase Price") equal to fifty one (51%) percent of the value of the Company's audited net tangible assets, as stated on the Company's audited financial statements for the period ending December 31, 2006. The Company's audited financial statements have yet to be prepared and the Agreement is conditional upon the engagement of SEC approved auditor to prepare such audited financial statements. The Purchase price will be in the form of common stock of Dragon Nevada and shall not exceed $1,500,000 in the aggregate.

On January 30, 2007 the Company entered into agreements for the sale of $1,500,000 units of securities. The Company entered into agreements with 9 accredited investors for $1,500,000 of financing of units of its securities consisting of 16,666,672 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 16,666,672 shares of common stock and Class B Common Stock Purchase Warrants to purchase 8,333,340 shares of common stock. The Common Stock is being purchased at a price of $.09 per share, the Class A Warrants are exercisable at $.125 per share, and the Class B Warrants are exercisable at $.15 per share, and both warrants are for a term of five years.

On January 30, 2007 the Company completed an initial $750,000 units of securities consisting of 8,333,336 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 8,333,336 shares of common stock and Class B Common Stock Purchase Warrants to purchase 4,166,670 shares of common stock.

The second phase of the offering will be an additional $750,000 financing of units of its securities consisting of 8,333,336 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 8,333,336 shares of common stock and Class B Common Stock Purchase Warrants to purchase 4,166,670 shares of common stock. The Class A Warrants are exercisable at $.125 per share, and the Class B Warrants are exercisable at $.15 per share, and both warrants are for a term of five years. The second closing is expected to be completed on or before March 31, 2007.

CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to economic, political, and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as they relate to our doing business solely within the Peoples Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following analysis of our results of operations and financial condition should be read in conjunction with our financial statements for the years ended June 30, 2006 and 2005 and notes thereto contained in our report on Form 10-KSB as filed with the Securities and Exchange Commission.

Overview

Dragon International Group Corp. ("we," "us," "our," or "Dragon") was incorporated on February 17, 1993 pursuant to the laws of the State of Nevada.

We own a 100% interest in Dragon International Group Corp., a Florida corporation ("Dragon Florida"). Dragon Florida owns 100% interest in Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon"), formerly known as Ningbo Anxin International Trade Company, Limited ("Anxin"). Ningbo Anxin International Trade Company, Limited changed its name to Ningbo Dragon International Trade Company, Limited ("Ningbo Dragon") on July 7, 2005. Ningbo Dragon is involved in the pulp, paper and packaging material industry, operating as a manufacturer and distributor of pulp, paper and integrated packaging products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. Our operations are conducted in China. Ningbo Dragon operates subsidiaries, including; (i) Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited ("Yonglongxin") that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang'ai Village in Ningbo, China. Yonglongxin operates the Xianyang Naite Research & Development Center (the "R&D Center"), created to develop, design and improve production methods in the specialty packaging industry in China; (ii) Hangzhou Yongxin Paper Company, Limited ("Yongxin"). Yongxin manufactures, sells, and distributes packaging materials for the tobacco industry in China; and (iii) Ningbo Dragon Packaging Technology Company, Limited ("Dragon Packaging"), a manufacturer of specialized packaging materials products for the pharmaceutical and food industry. Shanghai JinKui Packaging Material Company, Limited ("JinKui"), a wholly owned subsidiary of Dragon Nevada, manufactures specialized packaging products for the pharmaceutical, food and beverage industry. Ningbo Dragon has a distribution network covering east and central China.

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

Effective January 16, 2007, Dragon International Group Corp., a Nevada corporation (the "Registrant") entered into an agreement ("Agreement") whereby it agreed to purchase fifty one (51%) percent of the common stock (the "Common Stock") of Wellton International Fiber Corp., a corporation organized under the laws of the British Virgin Islands (the "Company"). Wellton acts as an agent for the distribution of pulp and waste paper products in China. The transactions contemplated by the Agreement are expected to close (the "Closing Date") on or before March 31, 2007. In exchange for the fifty-one (51%) percent of Company's Common Stock, the Registrant agreed to pay a purchase price (the "Purchase Price") equal to fifty-one (51%) percent of the value of the Company's audited net tangible assets, as stated on the Company's audited financial statements for the period ending December 31, 2006. The Company's audited financial statements have yet to be prepared and the Agreement is conditional upon the engagement of SEC approved auditor to prepare such audited financial statements. The purchase price will be in the form of common stock of Dragon Nevada and shall not exceed $1,500,000 in the aggregate.

In March 2005 and July 2005 we engaged in private offerings of our securities. All of the offerings have been converted to common stock in January 2006. Following is a description of these offerings:

March 2005 Private Placement

On March 1, 2005, we closed a private offering of Units. Each Unit consisted of a secured convertible debenture with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% and 250,000 (5 warrants per dollar invested) Class A Common Stock Purchase Warrants to purchase shares of our Common Stock at $.40 per share for a period of five (5) years following the closing of the offering. The minimum subscription was for $50,000 or one Unit; however, we reserved the right to accept subscriptions for a fractional Unit, which we did. We received gross proceeds of $357,500 from the sale of these Units ($321,750 net). The Units were sold to a total of 7 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. The Debentures were scheduled to mature six months following the closing of the offering. Interest only was payable monthly.

We anticipated undertaking a subsequent offering to raise additional funds under similar terms and conditions as provided in the March 2005 Private Placement and as a result, the relevant offering documents contained a mandatory provision that provided for each of the investors to convert into the subsequent offering. This second offering, described below under the heading "July 2005 Private Placement," took place beginning in May 2005 and was similar to the offering terms of the March 2005 offering, with the exception of the primary term of the Debenture. Each of the investors retained ownership of the warrants issued to them in the March 2005 Private Placement.

July 2005 Private Placement

During the period from May 9, 2005 to July 11, 2005, we successfully closed a private offering of Units. We sold an aggregate of $1,569,900 from the sale of the Units ($1,413,910 net) to a total of 29 "accredited investors," as that term is defined under the Securities Act of 1933, as amended. As well gross proceeds of $357,500 received seven (7) investors who purchased Units under the terms of the March 2005 Private Placement were invested under the terms of the July 2005 Private Placement. Each Unit consisted of a secured convertible debenture with a face value of the principal amount invested by each investor, carrying an annual coupon of 8% and 200,000 Class A Common Stock Purchase Warrants (5 warrants per dollar invested) to purchase shares of our Common Stock at $.30 per share for a period of five (5) years expiring July 1, 2010. The minimum subscription was for $100,000 or one Unit; however, we reserved the right to accept subscriptions for a fractional Unit, which we did. T

January Conversion Offer

In January 2006, we made an offer to all of the holders of our outstanding Units wherein we offered the holders of the Units an opportunity to convert the outstanding principal and interest owed pursuant to the Debentures into shares of our Common Stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the warrants included in the Units issued in the July 2005 Private Placement from $.30 to $.15 per warrant and the reduction of the exercise price on the warrants included in the Units issued in the March 2005 Private Placement from $.40 to $.15 per Warrant. As further inducement, if the holder agreed to convert, we also agreed to issue additional common stock purchase warrants equal to the number of warrants held by each Unit holder at the time of the January Conversion Offer. These conversion warrants are exercisable at $.15 per warrant for a period of Five (5) years. All of the Unit holders accepted our offer, except for two holders who assigned their Debentures to third parties who subsequently converted under the terms of the January Conversion Offer. These holders retained the warrants issued as part of their original Units in both the March 2005 Private Placement and the July 2005 Private Placement. As a result, we issued an aggregate of 18,478,565 shares of our Common Stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder electing to convert under the terms of the January Conversion Offer. We also reduced the exercise price on the 3,704,800 warrants held by the converting holders from the July 2005 Private Placement from $.30 to $.15 per share, while maintaining the exercise price on 150,000 warrants at $.30 per share for those holders who elected not to convert. We also reduced the exercise price on the 1,787,500 warrants received as consideration for the March 2005 Private Placement from $.40 to $.15 per share. Results of Operations

Comparison of Results of Operations for the six months ended December 31, 2006 and 2005


                                                                 Six Months Ended December 31,
                                                              ---------------------------------

                                                          2006             2005             $             %
                                                       (Unaudited)      (Unaudited)       Change       Change
                                                     ---------------- ---------------- ------------- ------------

Net Revenues                                             $10,021,886   $9,491,419          $530,467         5.6%
Cost of sales                                             9,216,443      8,883,949          332,494         3.7%
Stock based consulting expenses                             173,756          52,000         121,756       234.1%
Selling expenses                                            137,946         160,812        (22,866)       -14.2%
General and administration(GA) expenses                     490,122         221,130         268,992       121.6%
Total operating expenses                                    801,824         433,942         367,882        84.8%
Operating income                                               3,620          173,528     (169,909)       -97.9%
Total other (expense)                                         23,310        (522,474)       545,784           NM
                                                     ---------------- ---------------- ------------- ------------
Net loss                                                   $  26,930       $(350,230)      $377,160           NM
                                                     ================ ================ ============= ============

NM= not meaningful

                                                                           Six Months Ended December 31,
                                                                   --------------------------------
                                                                           2006             2005            %
                                                                      (Unaudited)        (Unaudited)    Change
                                                                   ---------------- --------------- -------------
Other Key Indicators:
Cost of sales as a percentage of revenues                                    92.0%           93.6%         -1.6%
Gross profit margin                                                           8.0%            6.4%          1.6%
Selling expenses as a percentage of revenues                                  1.4%            1.7%         -0.3%
GA expenses as a percentage of revenues                                       4.9%            2.4%          2.5%
Total operating expenses as a percentage of revenues                          8.0%            4.6%          3.4%


Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture and distribution of paper and pulp related products.

Revenue

During the six months ended December 31, 2006, we generated revenues of $10,021,887, as compared to revenues of $9,491,419 for the six months ended December 31, 2005, an increase of $530,468 or 5.6%. For the six months ended December 31, 2006, we recorded revenues of approximately $846,355 from our JinKui subsidiary acquired effective June 30, 2006. Comparatively, JinKui generated revenues of $474,069 for the six months ended December 31, 2005. This increase in our consolidated revenue was offset by a decrease in sales from our Yonglongxin and Yongxin subsidiaries.

Cost of Sales and Gross Profit

During the six months ended December 31, 2006, cost of goods sold was $9,216,443, compared to $8,883,949 during the six months ended December 31, 2005, an increase of $332,949, or 3.7%. As a percentage of net revenues, our cost of goods sold for the six months ended December 31, 2006 was 92.0%, as compared to 93.6% for the six months ended December 31, 2005, a decrease as a percentage of our revenues of 1.6%. Our cost of goods sold decreased due to efficiencies achieved when we upgraded our machinery.

For the six months ended December 31, 2006, gross profit for the period was $805,444, as compared to gross profit of $607,470 for the six months ended December 31, 2005, an increase of $197,974. For the six months ended December 31, 2006, gross profit on a percentage basis increased to 8.0% from 6.4% for the same period ended December 31, 2005, an increase of 1.6%. Our margins have improved due to efficiencies achieved when we upgraded our machinery. Also, a lower exchange rate has reduced our raw material costs slightly.

Total Operating Expenses

For the six months ended December 31, 2006, total operating expenses amounted to $801,824 or 8.0% of net revenues compared to $433,942 or 4.6% of net revenues for the six months ended December 31, 2005, an increase of $367,882. The increase was attributable to the following:

o For the six months ended December 31, 2006, we recorded non-cash compensation expenses of $173,756 as compared to $52,000 for the six months ended December 31, 2005, an increase of $121,756 or 234.1%. This amount represented the value amortized, for the shares of our common stock issued and warrants granted as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2007, we cannot predict the amount of expense that will be attributable to such agreements.

o For the six months ended December 31, 2006, selling expenses amounted to $137,946, as compared to $160,812 for the six months ended December 31, 2005, a decrease of $22,866 or 14.2%. This decrease is attributable to the decrease in shipping costs of approximately $31,125, which is caused by a decrease in shipping costs associated with discounts earned by shipping larger shipments on a per unit basis, and a decrease in fuel charges based on lower fuel costs realized during the six months ending December 31, 2006.

o For the six months ended December 31, 2006, general and administrative expenses were $490,122, as compared to $221,130 for the six months ended December 31, 2005, an increase of $268,992, or approximately 121.6%. The increase was attributable to the following:

o For the six months ended December 31, 2006, consulting expenses amounted to $73,930 as compared to a credit of $21,766 for the six months ended December 31, 2005, an increase of approximately $95,696. For the six months ended December 31, 2005, we recorded a refund of consulting fees amounting to $29,059 from this agent, as they did not complete service as agreed, thereby reducing our general and administrative expenses.

o For the six months ended December 31, 2006, amortization expenses amounted to $113,301 as compared to $6,905 for the six months ended December 31, 2005, an increase of $106,396. The increase is primarily attributable to amortization of land use rights and goodwill we inherited in connection with our acquisition of JinKui in June 2006.

For the six months ended December 31, 2006, salary and wages amounted to $61,135, as compared to $21,426 for the six months ended December 31, 2005, an increase of $39,709. During the six months ended December 31, 2006 we incurred $5,230 in salary and wages associated with JinKui that was acquired effective June 30, 2006. During the six months ended December 31, 2005 the Company increased its wage and salary rate by approximately 40%, and this new wage rate is reflected in our expenses for the six months ending December 31, 2006.

Total Other Income

For the six months ended December 31, 2006, we reported total other income of $23,310, as compared to total other expenses of $522,474 for the six months ended December 31, 2005. This increase in total other income of $545,784 is primarily associated with the following:

o Income recognized from the value added tax rebates received from the respective tax authority. For the six months ended December 31, 2006, the income recognized from the value added tax rebate was $95,675, compared to $202,072 for the six months ended December 31, 2005. We accrued for value-added taxes ("VAT") recorded on the sale of our paper products. Our paper products are subject to VAT, as imposed by the PRC or the local provincial tax authorities in the PRC. We charge, collect and remit VAT on the sales of our products. We routinely receive abatements of VAT, as we participate in our local provincial program of hiring employees with physical handicaps. The respective tax authorities in the PRC notify us of our VAT abatements after the VAT is collected. We incorporating the tax in our cost and pass it off to the end customer. Until we receive notification of the amount of VAT abated from the respective tax authorities, this VAT remains accrued. Upon notification from the tax authorities that VAT had been either abated, or has been partially abated as determined by the respective tax authority, the excess of accrued VAT is then reclassified into other income as this rebate is not remitted to the customer. Under PRC tax regulations; in the event that VAT collected by us from customers are either abated, or partially abated, the amount of VAT abated is not required to be refunded to customers.

o For the six months ended December 31, 2006, debt issuance costs were $0 as compared to $95,695 for the six months ended December 31, 2005. For the six months ended December 31, 2005, the debt issuance costs were related to the amortization of placement fees paid in connection with our March 2005 Private Placement and July 2005 Private Placement. In February 2006, upon conversion of the July Notes to common stock under the terms of the January Conversion Offer, we expensed all unamortized debt issuance costs. For the six months ended December 31, 2006, we did not have any such debt issuance costs.

o For the six months ended December 31, 2006, interest expense was $76,763, as compared to $631,492 for the six months ended December 31, 2005, a decrease of $554,729. For the six months ended December 31, 2005, the interest expense of $631,492 was comprised of $561,248 of amortization for the discount on the July Notes that was included in interest expense related to the March 2005 Private Placement and July 2005 Private Placement and $70,244 of interest expenses related to other borrowings. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized discounts related to the July Notes and the March Notes.

Net Income

As a result of these factors, we reported a net income of $26,930 (less than $.01 per share) for the six months ended December 31, 2006, as compared to net loss of $(350,230) (less than $.01 per share) for the six months ended December 31, 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 (unaudited) and June 30, 2006:


                                                          December 31,         June 30,           $ of            % of
                                                        2006 (Unaudited)         2006            Change          Change

Working capital                                             2,051,842          558,414       1,493,428           267.4%
Cash                                                          174,562          466,272       (291,710)           -62.6%
Accounts receivable, net                                    5,252,947        4,938,985         313,962             6.4%
Inventories                                                 3,735,169        3,293,846         441,323            13.4%
Prepaid expenses and other                                    122,704          466,080       (343,376)           -73.7%
Advance on purchases                                        2,865,382          805,662       2,059,720           255.7%
Due from related parties                                            0            3,498         (3,498)          -100.0%
Total current assets                                       12,150,764        9,974,343       2,176,421            21.8%
Cash restricted                                               255,836          262,287         (6,451)            -2.5%
Property and equipment, net                                 2,324,520        2,132,697         191,823             9.0%
Land use rights, net                                        2,557,499        2,524,568          32,931             1.3%
Intangible assets, net                                        353,020          393,928        (40,908)           -10.4%
Notes payable - current portion                             3,170,035        2,762,207         407,828            14.8%
Accounts payable                                            5,188,322        3,401,439       1,786,883            52.5%
Accrued expenses                                            1,717,922        2,042,113       (324,191)           -15.9%
Advances from customers                                        22,643           68,694        (46,051)           -67.0%
Liability in connection with acquisition                            0        1,141,476     (1,141,476)          -100.0%
Total current liabilities                                  10,098,922        9,415,929         682,993             7.3%
Notes payable - long-term portion                              48,000                           48,000
Total liabilities                                          10,146,922        9,415,929         730,993             7.8%



At December 31, 2006, we had $174,562 in cash. At December 31, 2006, our cash position by geographic area is as follows:

         United States              $        844
         China                           173,718
                                    --------------
         Total                      $    174,562
                                    ========+=====

Our working capital position increased $1,493,428 to $2,051,842 at December 31, 2006 from $558,414 at June 30, 2006. This increase in working capital is primarily attributable to an increase of approximately $2,176,421 in current assets at December 31, 2006 as compared to June 30, 2006, which was offset by increases in current liabilities of approximately $682,993 at December 31, 2006 as compared to June 30, 2006. The increase in our current liabilities is primarily attributable to an increase in accounts payable of $1,786,883 which were offset by a decrease in accrued expenses of $324,191and a decrease in liabilities of $1,141,476 in connection with the acquisition of JinKui in June 2006.

At December 31, 2006, our inventories of raw materials, work in process and finished goods amounted to $3,735,169, an increase of $441,323, or approximately 13.4%, from June 30, 2006. The inventory increased in order to meet growing demand for products associated with our JinKui acquisition. JinKui has witnessed strong demand for its products. And as a result we increased inventory levels to accommodate the growing demand for this new acquisition.

At December 31, 2006, our advances on purchases amounted $2,865,382, an increase of $2,059,720, or approximately 255.7%, from June 30, 2006. The increase in our advances on purchases is associated with payments made for a new construction contract for Dragon Packaging and 30% down payment for goods which we import through Ningbo Dragon, but have not yet been received.

At December 31, 2006 our accounts receivable, were $5,252,947, as compared to $4,938,985 at June 30, 2006 an increase of $313,961 and reflects our increase in sales. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within 120 days, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company of our size within our industry and recently we have been collecting our accounts receivable on a timely basis.

Net cash used in operating activities for the six months ended December 31, 2006 was $571,276 as compared to net cash used in operating activities of $972,273 for the six months ended December 31, 2005. For the six months ended December 31, 2006, we used cash to fund increases in inventories of $441,323, an increase in advances on purchases of 2,059,720, an increase in accounts payable of $1,786,883 and a decrease in accrued expenses of $324,191. The decreases were offset by a net decrease in prepaid and other current assets of $343,376, an increase in accounts receivables of $293,917, combined with a net addition of non-cash items of $357,978 which were offset by our net income.

For the six months ended December 31, 2005, we used cash to fund an increase in prepaid and other current assets, the reduction in accrued expenses and advances from customers. The decreases were offset by an increase in accounts payable of $1,329,956. These items, combined with a net addition of our non-cash items of $723,994 were offset by our net income.

Net cash used in investing activities during the six months ended December 31, 2006 was $376,316 as compared to net cash provided by investing activities of $156,493 for the six months ended December 31, 2005. During the six months ended December 31, 2006, we used cash for capital expenditures of $392,606 of which $328,858 was used to purchase equipment for our Dragon Packaging division. We decreased our restricted cash balance by $12,792 to collateralize certain debt. During the six months ended December 31, 2005, we used cash for capital expenditures of $230,419 and had a decrease in our restricted cash balance by $353,258 to collateralize certain debt and received cash of $33,654 from the acquisition of Yongxin in August 2005.


The Company is constructing a new facility for our Dragon Packaging subsidiary. The facility is located at No. 201 Guangyuan Road, Investment Pioneering Park, Jiangbei District, Ningbo, 315033 China. Ningbo Dragon who owns the new facility has invested approximately $706,206 to construct the new facility.

This facility consists of a total of 91,000 square feet consisting of approximately 20,000 square feet of office space, approximately 17,000 square feet of warehouse space; approximately 40,000 square feet for manufacturing, and approximately 14,400 square feet utilized as a dormitory for employees of the Company.

Net cash provided by financing activities during the six months ended December 31, 2006 was $556,828, as compared to net cash provided by financing activities of $444,207 during the six months ended December 31, 2005. During the six months ended December 31, 2006, we received gross proceeds of $1,680,019 from notes payable offset by the repayment of notes payable of $1,224,191. On October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of Common Stock to H.K. Mingtai Investment Company, Limited, a financial institution in China. During the six months ended December 31, 2005, we received gross proceeds of $503,500 from debentures payable offset by the repayment of notes payable of $376,097 and the payment of placement agent fees of $48,350.

From time to time, we need additional working capital for our operations. In 2006, Yonglongxin borrowed money pursuant to several lines of credit that we have established with two separate banks. We renewed pre-existing loans of $1,944,355 from the Bank of Agriculture with 6 to 12 month terms from November 2006 to November 2007, with an annual interest rate ranging from 6.138% to 7.344%. We repaid loans of $62,450 to Ningbo Commercial Bank (Tianyuan Branch) during the six months ended December 31, 2006. All loans are renewable when they mature. We expect to generate sufficient cash flows from financing and operations to meet our debt services. We do not anticipate these loans will have material impact on our liquidity. We are current on all payments relating to these loans and expect to renew the loans upon maturity at terms and at interest rates comparable to our current loans.

On January 30, 2007 the Company entered into agreements for the sale of $1,500,000 units of securities. The Company entered into agreements with 9 accredited investors for $1,500,000 of financing of units of its securities consisting of 16,666,672 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 16,666,672 shares of common stock and Class B Common Stock Purchase Warrants to purchase 8,333,340 shares of common stock. The Common Stock is being purchased at a price of $.09 per share, the Class A Warrants are exercisable at $.125 per share, and the Class B Warrants are exercisable at $.15 per share, and both warrants are for a term of five years.

On January 30, 2007 the Company completed an initial $750,000 units of securities consisting of 8,333,336 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 8,333,336 shares of common stock and Class B Common Stock Purchase Warrants to purchase 4,166,670 shares of common stock.

The second phase of the offering will be an additional $750,000 financing of units of its securities consisting of 8,333,336 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 8,333,336 shares of common stock and Class B Common Stock Purchase Warrants to purchase 4,166,670 shares of common stock. The Class A Warrants are exercisable at $.125 per share, and the Class B Warrants are exercisable at $.15 per share, and both warrants are for a term of five years. The second closing is expected to be completed on or before March 31, 2007.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

o    Any obligation under certain guarantee contracts;

o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and

o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of December 31, 2006. During the six month period ended December 31, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation had a material effect on our results of operations during the six months ended December 31, 2006.

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

In our previous Annual Report on Form 10-KSB/A we restated our consolidated balance sheet at June 30, 2006 and the consolidated statements of stockholders' equity for the year ended June 30, 2006 as contained in the Annual Report on Form 10-KSB for the year ended June 30, 2006 as previously filed with the Securities and Exchange Commission.

The restatement was made in part to correct a clerical error related to the classification of common stock to be issued in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui") on June 30, 2006. We initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders' equity section of the initially issued balance sheet and statements of stockholders' equity. We have reclassified these common shares to be issued as a liability in connection with the acquisition. We were made aware of the proper classification following the initial filing of our Form 10-KSB. As a result of this clerical error, we have determined that there was a significant deficiency in our internal controls over financial reporting as of June 30, 2006 related to the treatment of common stock to be issued in regards to the JinKui acquisition. We determined, however, that such significant deficiency did not rise to the level of a material weakness in our internal controls over financial reporting. Because we have corrected our presentation of the common stock to be issued, we believe that we have corrected this significant deficiency.

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

RISKS RELATED TO OUR BUSINESS

The management of our Company is located in the Peoples Republic of China ("PRC") and we are materially dependent upon advisory services of a U.S. company. In the event this consultant fails to perform properly, or elects to discontinue its relationships with us, the results could have a negative impact on our ability to comply with the requirements of being a U.S. public reporting company and may lead our Common Stock being de-listed from trading on the OTCBB.

None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English, except our President. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with that company expires December 2008. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis that could lead to our Common Stock being de-listed from trading on the OTCBB.

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

We cannot assure you that the current Chinese policies of economic reform will continue. Due to this uncertainty, there are significant economic risks associated with doing business in China.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

o the Chinese government will continue its pursuit of economic reform policies;

o the economic policies, even if pursued, will be successful;

o economic policies will not be significantly altered from time to time; and

o business operations in China will not become subject to the risk of nationalization.


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

We generate revenue and incur expenses and liabilities in both the Chinese Dollar or Renminbi (RMB") and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of RMB and other currencies in which our earnings and obligations are denominated. Recently, the Chinese government raised 2% of RMB against U.S. dollar by floating RMB with a basket of foreign currencies. The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended June 30, 2006. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended June 30, 2007.

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

Currently, our existing officers, directors and 5% or greater shareholders in the aggregate beneficially own approximately 13% of our outstanding stock. As a result, such persons, acting together, will have the ability to significantly influence the vote on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2006, in connection with the acquisition of a 100% interest in JinKui, we issued 8,095,000 shares of common stock pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933.

On October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of Common Stock pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933 to H.K. Mingtai Investment Company, Limited, a financial institution in China.

On January 16, 2007, the Company entered into agreements for the sale of $1,500,000 units of securities. The Company entered into agreements with 9 accredited investors for $1,500,000 of financing of units of its securities consisting of 16,666,672 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 16,666,672 shares of common stock and Class B Common Stock Purchase Warrants to purchase 8,333,340 shares of common stock. The Common Stock is being purchased at a price of $.09 per share, the Class A Warrants are exercisable at $.125 per share, and the Class B Warrants are exercisable at $.15 per share, and both warrants are for a term of five years.

On January 30, 2007, the Company completed an initial $750,000 units of securities consisting of 8,333,336 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 8,333,336 shares of common stock and Class B Common Stock Purchase Warrants to purchase 4,166,670 shares of common stock.

The second phase of the offering will be an additional $750,000 financing of units of its securities consisting of 8,333,336 shares of Common Stock, and Class A Common Stock Purchase Warrants to purchase 8,333,336 shares of common stock and Class B Common Stock Purchase Warrants to purchase 4,166,670 shares of common stock. The Class A Warrants are exercisable at $.125 per share, and the Class B Warrants are exercisable at $.15 per share, and both warrants are for a term of five years. The second closing is expected to be completed on or before March 30, 2007.

The second closing of the offering is conditioned upon the execution of a binding and irrevocable agreement for the acquisition by the Company of an entity which will become a subsidiary of the Company. The Company must file a Form 8-K disclosing the execution of such agreement within 60 days after January 30, 2007 in order to satisfy this condition. On January 19, 2007 the Company filed a Form 8-K reporting on the signing of the acquisition agreement which is conditional upon the Company to be acquired engaging an SEC approved auditor to prepare certain financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None


Item 6.  Exhibits


Exhibit
Number            Description
-------       ----------------
31.1  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1  Certification of Chief Executive Officer Certification under Section 906 *
32.2 Certification of Principal Financial and Accounting Officer Certification under Section 906 *

              * Filed herein

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on February 14, 2007.

                        DRAGON INTERNATIONAL GROUP CORP.



                                By: /s/ David Wu
                                ------------------------
                                 David Wu,
                                 CEO, Principal Executive Officer