Form 10QSB
period 2007-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2007-05-18
CIK 1050691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

              For the transition period from ________ to __________

                         Commission File Number: 0-23485

                        DRAGON INTERNATIONAL GROUP CORP.
                        --------------------------------
          (Exact name of small business issuer as specified in charter)

                   Nevada                                 98-0177646
                   ------                                 ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

     No. 201 Guangyuan Road, District C Investment Pioneering Park Jiangbei,
                              Ningbo, China 315033
                    ----------------------------------------
                    (Address of principal executive offices)

                                (86) 21-56689332
                           (Issuer's telephone number)

                Bldg 14 Suite A09, International Trading Center,
                       29 Dongdu Road Ningbo, China 315000
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At May 18, 2007 there were 96,363,982 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this report contain or may contain
forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the
People' Republic of China, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this quarterly report on Form 10-QSB, the terms:

         o  "Dragon Nevada," "we," and "us" refer to Dragon International Group
            Corp., a Nevada corporation, and our subsidiaries,

         o  "Dragon Florida" refers to our subsidiary Dragon International Group
            Corp., a Florida corporation,

         o  "Ningbo Dragon" refers to our subsidiary Ningbo Dragon International
            Trade Co., Ltd., a PRC company, formerly known as Ningbo Anxin
            International Trade Co., Ltd.

         o  "Yonglongxin" refers to Ningbo Dragon's subsidiary Ningbo City
            Jiangdong Yonglongxin Special Paper Co., Ltd. a PRC company

         o  "R&D Center" refers to Yonglongxin's subsidiary Xianyang Naite
            Research and Development Center, a PRC company,

         o  "Dragon Packaging" refers to Ningbo Dragon's subsidiary Ningbo
            Dragon Packaging Technology Co., Ltd., formerly known as Ningbo
            XinYi Paper Product Industrial Co., Ltd., a PRC company,

         o  "Yongxin" refers to Ningbo Dragon's subsidiary Hangzhou Yongxin
            Paper Co., Ltd., a PRC company,

         o  "JinKui" refers to Dragon Nevada's subsidiary Shanghai JinKui
            Packaging Material Co., Ltd., a PRC company,

         All per share information contained in this Form 10-QSB gives retroactive effect to the one for nine reverse split of our common stock effective March 3, 2003 and the six for one forward stock split of our common stock effective July 27, 2004.

                               PART I - FINANCIAL INFORMATION

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       March 31, 2007
                                        (Unaudited)

                                           ASSETS

CURRENT ASSETS:
    Cash ...................................................................  $    205,048
    Accounts receivable (net of allowance for doubtful accounts of $164,381)     4,067,442
    Inventories ............................................................     4,164,245
    Advances on purchases ..................................................     2,747,672
    Prepaid expenses and other current assets ..............................       518,353
                                                                              ------------

        Total Current Assets ...............................................    11,702,760

CASH-RESTRICTED ............................................................       258,368
PROPERTY AND EQUIPMENT - Net ...............................................     2,505,647
LAND USE RIGHTS - Net ......................................................     2,568,615
INTANGIBLE ASSETS - Net ....................................................       331,048
                                                                              ------------

        Total Assets .......................................................  $ 17,366,438
                                                                              ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable - current portion ........................................  $  2,580,331
    Accounts payable .......................................................     5,877,086
    Accrued expenses .......................................................       238,574
    Advances from customers ................................................         9,251
                                                                              ------------
        Total Current Liabilities ..........................................     8,705,242

Notes Payable - long-term portion ..........................................        48,000
                                                                              ------------

        Total Liabilities ..................................................     8,753,242
                                                                              ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding) ..................................             -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        96,363,982 shares issued and outstanding) ..........................        96,364
    Additional paid-in capital .............................................     9,335,763
    Accumulated deficit ....................................................      (648,991)
    Deferred compensation ..................................................      (594,307)
    Other comprehensive income - foreign currency ..........................       424,367
                                                                              ------------

        Total Stockholders' Equity .........................................     8,613,196
                                                                              ------------

        Total Liabilities and Stockholders' Equity .........................  $ 17,366,438
                                                                              ============

                  See notes to unaudited consolidated financial statements

                                 DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                      For the Three Months Ended       For the Nine Months Ended
                                                               March 31,                       March 31,
                                                     ----------------------------    ----------------------------
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------

NET REVENUES .....................................   $  3,304,682    $  4,706,959    $ 13,326,569    $ 14,198,378

COST OF SALES ....................................      2,986,343       4,075,040      12,202,786      12,958,989
                                                     ------------    ------------    ------------    ------------

GROSS PROFIT .....................................        318,339         631,919       1,123,783       1,239,389
                                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Stock-based consulting expenses .............         86,878          73,768         260,634         113,251
     Selling expenses ............................        110,298         120,383         248,244         281,195
     General and administrative ..................        319,813         166,388         809,935         402,836
                                                     ------------    ------------    ------------    ------------

        Total Operating Expenses .................        516,989         360,539       1,318,813         797,282
                                                     ------------    ------------    ------------    ------------

(LOSS) INCOME  FROM OPERATIONS ...................       (198,650)        271,380        (195,030)        442,107
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Other income ................................         (9,803)         71,155          90,270         275,868
     Debt issuance costs .........................              -        (242,396)              -        (338,091)
     Settlement of debt ..........................              -      (1,337,801)              -      (1,337,801)
     Interest expense ............................        (52,186)     (1,158,622)       (128,949)     (1,790,114)
                                                     ------------    ------------    ------------    ------------

        Total Other Income (Expense) .............        (61,989)     (2,667,664)        (38,679)     (3,190,138)
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES .........................       (260,639)     (2,396,284)       (233,709)     (2,748,031)

INCOME TAXES .....................................        (15,513)         (4,232)        (15,513)         (1,431)
                                                     ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST ................       (276,152)     (2,400,516)       (249,222)     (2,749,462)

MINORITY INTEREST IN LOSS OF SUBSIDIARY ..........              -          17,925               -          16,641
                                                     ------------    ------------    ------------    ------------

NET LOSS .........................................       (276,152)     (2,382,591)       (249,222)     (2,732,821)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation .......         71,753          28,764         424,367         149,437
                                                     ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS) ......................   $   (204,399)   $ (2,353,827)   $    175,145    $ (2,583,384)
                                                     ============    ============    ============    ============

NET LOSS PER COMMON SHARE
      Basic ......................................   $      (0.00)   $      (0.04)   $      (0.00)   $      (0.06)
                                                     ============    ============    ============    ============
      Diluted ....................................   $      (0.00)   $      (0.04)   $      (0.00)   $      (0.06)
                                                     ============    ============    ============    ============

      Weighted Common Shares Outstanding - Basic .     84,734,268      55,995,073      73,477,296      45,010,729
                                                     ============    ============    ============    ============
      Weighted Common Shares Outstanding - Diluted     84,734,268      55,995,073      73,477,296      45,010,729
                                                     ============    ============    ============    ============

                             See notes to unaudited consolidated financial statements

                                 DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                         2007             2006
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .................................................................     $  (249,222)     $(2,732,821)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization ........................................         293,277          113,251
          Stock-based compensation .............................................         260,634          143,099
          Amortization of discount on debentures payable .......................               -        1,580,779
          Amortization of debt issuance costs ..................................               -          338,091
          Common stock and warrants issued in connection
              with debt settlement .............................................               -        1,337,801
          Allowance for doubtful accounts ......................................         (18,706)          83,290
          Minority interest ....................................................               -          (16,977)

      Changes in assets and liabilities:
          Accounts receivable ..................................................         890,249       (1,261,700)
          Inventories ..........................................................        (870,399)          33,163
          Prepaid and other current assets .....................................         410,429          292,749
          Other receivables ....................................................               -          535,112
          Advances to employees ................................................         (42,218)          10,221
          Advances on purchases ................................................      (1,942,010)      (1,098,418)
          Other assets .........................................................          78,759          (10,030)
          Accounts payable .....................................................       2,475,647          852,332
          Accrued expenses .....................................................      (1,803,539)        (780,448)
          Advances from customers ..............................................         (59,443)         (23,456)
                                                                                     -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES ..........................................        (576,542)        (603,962)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired in acquisition .............................................               -           33,654
      Increase in notes receivable .............................................        (420,484)               -
      Decrease in restricted cash ..............................................          12,918          367,906
      Capital expenditures .....................................................        (533,405)        (389,594)
                                                                                     -----------      -----------

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES ......................        (940,971)          11,966
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Due from related parties .................................................           3,498           23,000
      Proceeds from notes payable ..............................................       1,944,355          716,030
      Repayment of notes payable ...............................................      (2,078,231)        (193,830)
      Proceeds from exercise of stock warrants .................................           1,000                -
      Proceeds from sale of common stock .......................................       1,401,000                -
      Proceeds from debentures payable .........................................               -          503,500
      Prepayment of debentures payable .........................................               -         (275,328)
      Placement fees paid ......................................................         (65,000)         (48,350)
                                                                                     -----------      -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ................................       1,206,622          725,022
                                                                                     -----------      -----------

EFFECT OF EXCHANGE RATE ON CASH ................................................          49,667           30,826
                                                                                     -----------      -----------

NET (DECREASE) INCREASE IN CASH ................................................        (261,224)         163,852

CASH  - beginning of year ......................................................         466,272          902,559
                                                                                     -----------      -----------

CASH - end of period ...........................................................     $   205,048      $ 1,066,411
                                                                                     ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid  for:
              Interest .........................................................     $   131,532      $   177,455
                                                                                     ===========      ===========
              Income Taxes .....................................................     $    15,513      $   113,391
                                                                                     ===========      ===========

      Non-cash investing and financing activities
              Issuance of common stock for future services .....................     $         -      $ 1,110,918
                                                                                     ===========      ===========
              Deferred discount and beneficial conversion on debentures payable      $         -      $   420,845
                                                                                     ===========      ===========
              Issuance of common stock for convertible debt ....................     $         -      $ 1,666,837
                                                                                     ===========      ===========
              Issurance  of c/s for liability in connection with acquisition ...     $         -      $   168,205
                                                                                     ===========      ===========

      Acquisition details:
              Fair value of assets acquired ....................................     $         -      $ 1,142,348
                                                                                     ===========      ===========
              Goodwill .........................................................     $         -      $   486,120
                                                                                     ===========      ===========
              Liabilities assumed ..............................................     $         -      $ 1,148,468
                                                                                     ===========      ===========
              Common stock issued in connecxtion with acquisition ..............     $         -      $   480,000
                                                                                     ===========      ===========

                             See notes to unaudited consolidated financial statements.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

Effective June 30, 2004, Dragon Florida entered into a Stock Purchase Agreement to acquire 70% of Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon"),
formerly known as Ningbo Anxin International Trade Co., Ltd. ("Anxin"). On
December 31, 2004, Dragon Florida acquired the remaining 30% of Ningbo Dragon.
In connection with the acquisition of the remaining 30% of Ningbo Dragon, the
Company issued an additional 4,000,000 shares of common stock. For financial accounting purposes, the issuance of these shares was treated as part of the recapitalization of Dragon Nevada and valued at par value. Ningbo Dragon, established in 1997 and incorporated in the Peoples Republic of China ("PRC"), is located in the city of Ningbo, located in the Zhejiang Province of the PRC, approximately 200 miles south of Shanghai. The acquisition of Ningbo Dragon by
Ningbo Florida has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon Florida, and ultimately Dragon Nevada, pursuant to which Ningbo Dragon is treated as the continuing entity. Effective July 7, 2005 Ningbo Dragon changed its name to
Ningbo Dragon International Trading Co., Ltd.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

THE COMPANY (CONTINUED)

Ningbo Dragon is involved in the pulp and paper industry, operating as a manufacturer and distributor of paper and integrated packaging paper products.
Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo
Dragon operates subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin
Special Paper Co., Ltd. ("Yonglongxin") which holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang'ai
Village in Ningbo, China. Yonglongxin operates the Xianyang Naite Research &
Development Center ("R&D Center"), created to develop, design and improve production methods in the specialty packaging industry in China. (ii) Ningbo
Dragon holds a 60% interest in Hangzhou Yongxin Paper Co., Ltd. ("Yongxin").
Yongxin manufactures, sells, and distributes packaging materials for the tobacco industry in China. (iii) Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon
Packaging"), formerly known as Ningbo XinYi Paper Product Industrial Co., Ltd.
("XinYi"). XinYi changed its name on August 1, 2006. XinYi operates a pulp and manufacturing facility. Dragon Nevada acquired Shanghai JinKui Packaging
Material Co., Ltd. ("JinKui") in June 2006. JinKui, a wholly owned subsidiary of
Dragon Nevada, manufactures specialized packaging products for the pharmaceutical industry. Ningbo Dragon has a distribution network covering east and central China.

Henceforth Dragon Nevada, Dragon Florida, Ningbo Dragon or any of our
subsidiaries are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding that company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and
Exchange Commission. The results of operations for the nine months ended March
31, 2007 are not necessarily indicative of the results for the full fiscal year ending June 30, 2007.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and
2006 include the allowance for doubtful accounts of accounts receivable, the useful life of property, plant and equipment and land use rights.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2007, the Company maintains a cash balance of $463,416. Of this amount $454,487 is held in China, and $8,929 is held in the U.S. Of the cash balance of $454,487 held in China,
$258,368 is restricted. The amount of $258,368 is being held in a bank account as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.
Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2007, the allowance for doubtful accounts was
$164,381.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the
Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES ON PURCHASES

At March 31, 2007, advances on purchases amounted to $2,747,672. This amount consists of a prepayment by the Company for merchandise that had not yet been shipped to the Company. The Company will recognize the payment as expenses when the Company takes delivery of the goods.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company amortizes the intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired entities. For the nine months ended March 31, 2007 and 2006, amortization expenses for intangible assets amounted to $79,775 and $0, respectively.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                                                    For the Three Months            For the Nine Months
                                                       Ended March 31,                 Ended March 31,
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------

Net income (loss) ...........................   $   (276,152)   $ (2,382,591)   $   (249,222)   $ (2,732,821)
Weighted average shares outstanding - basic .     84,734,268      55,995,073      73,477,296      45,010,729
EPS - basic .................................   $      (0.00)   $      (0.04)   $      (0.00)   $      (0.06)
                                                ============    ============    ============    ============

Net income (loss) ...........................   $   (276,152)   $ (2,382,591)   $   (249,222)   $ (2,732,821)
                                                ============    ============    ============    ============
Weighted average shares outstanding - basic .     84,734,268      55,995,073      73,477,296      45,010,729
Effect of dilutive securities
   Unexercised warrants .....................              -               -               -               -
   Convertible debentures ...................              -               -               -               -
   Convertible note payable .................              -               -               -               -
                                                ------------    ------------    ------------    ------------
Weighted average shares outstanding - diluted     84,734,268      55,995,073      73,477,296      45,010,729
                                                ============    ============    ============    ============
EPS - diluted ...............................   $      (0.00)   $      (0.04)   $      (0.00)   $      (0.06)
                                                ============    ============    ============    ============

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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
dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2007, the exchange rate for the Chinese dollar or Renminbi ("RMB")
was 1 United States dollar for 7.7409 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the local currency, the
Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2007 and
2006 were $49,667 and $30,826, respectively.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The
Company places its cash with high credit quality financial institutions in the
United States and China. At March 31, 2007, the Company, held a total of
$463,416 in bank deposits. Of this amount $454,487 is held in China, and $8,929 is held in the U.S. Of the cash balance of $454,487 held in China, $258,368 is restricted. The amount of $258,368 is being held in a bank account as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet. The remaining unrestricted cash balance of $196,119 held in bank deposits in China may not be insured. The Company has not experienced any losses in such accounts through March 31, 2007. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NOTE 2 - INVENTORIES

At March 31, 2007, inventories consisted of the following:

                         Raw materials    $ 1,532,320
                         Finished goods     2,631,925
                                          -----------
                                          $ 4,164,245
                                          ===========

NOTE 3 - LAND USE RIGHTS

In connection with the acquisition of Ningbo Dragon Packaging Technology Co.,
Ltd. ("Dragon Packaging"), the Company acquired land use rights pursuant to an agreement with the Chinese government. At March 31, 2007 the land use rights are valued at $2,667,954. Under the terms of the agreement, the Company has rights to use certain land until March 4, 2053. The Company amortized these land use rights over the contract period beginning July 1, 2005. For the nine months ended March 31, 2007, amortization expenses amounted to $44,457.

    Land Use Rights                   Estimated Life 46 year    $ 2,667,954
    Less: Accumulated Amortization                                   99,339
                                                                -----------
                                                                $ 2,568,615
                                                                ===========

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consisted of the following:

                                      Estimated Life
Auto and truck ...................      10 Years        $   197,981
Manufacturing equipment ..........       5 Years          1,788,040
Building and improvements ........      20 Years          1,119,403
Office equipment .................       5 Years             61,124
                                                        -----------
                                                          3,166,548
Less: Accumulated depreciation ...                         (660,901)
                                                        -----------
                                                        $ 2,505,647
                                                        ===========

For the nine months ended March 31, 2007 and 2006, depreciation expense for property and equipment amounted to $169,045 and $113,251, respectively.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 5 - NOTES PAYABLE

Notes payable to Bank of Agriculture, due on August 15, 2007.
Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee of officer. .......................  $  129,184

Notes payable to Bank of Agriculture, due on August 15, 2007.
Interest only payable monthly at a rate of 6.732%. Secured by
equipment and personal guarantee of officer. .......................     129,184

Notes payable to Bank of Agriculture, due on November 15, 2007.
Interest only payable monthly at a rate of 6.732%. Secured by
equipment and personal guarantee of officer. .......................     542,572

Notes payable to Bank of Agriculture, due on November 15, 2007.
Interest only payable monthly at a rate of 6.732%. Secured by
equipment and personal guarantee of officer. .......................     645,920

Notes payable to Bank of Agriculture, due on November 15, 2007.
Interest only payable monthly at a rate of 7.344%. Secured by
equipment and personal guarantee of officer. .......................     129,184

Notes payable to Bank of Agriculture, due on November 15, 2007.
Interest only payable monthly at a rate of 7.344%. Secured by
equipment and personal guarantee of officer. .......................     387,552

Bank acceptances payable. Non-interest bearing. Secured by
equipment and personal guarantee of officer. .......................     516,735

Notes Payable to two shareholders, interest only payable annually at a rate of 8%, $100,000 due on January 10, 2008 and $48,000 due
on April 11, 2008 ..................................................     148,000
                                                                      ----------

Total ..............................................................   2,628,331

Less Current Portion ...............................................   2,580,331
                                                                      ----------

Long-Term Portion ..................................................  $   48,000
                                                                      ==========

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

For the nine months ended March 31, 2007 and 2006, amortization of stock based compensation amounted to $260,634 and $113,251, respectively.

On October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of Common Stock to H.K. Mingtai Investment Co., Ltd., a
financial institution in China.

On January 30, 2007 (the "January 2007 initial Offering"), the Company completed an initial $750,000 units of securities consisting of 8,333,336 shares of Common
Stock, common stock purchase warrants to purchase 8,333,336 shares of common stock exercisable at a$.125 per share for a period of five years, and common stock purchase warrants to purchase 4,166,670 shares of common stock exercisable at $.15 per share for a period of five years.

On February 27, 2007 (the "January 2007 second Offering"), the Company completed the sale of an additional $750,000 financing of units of its securities consisting of 8,333,336 shares of Common Stock, common stock purchase warrants to purchase 8,333,336 shares of common stock exercisable at a$.125 per share for a period of five years, and common stock purchase warrants to purchase 4,166,670 shares of common stock exercisable at $.15 per share for a period of five years.

In total the Company sold $1,500,000 of units (net proceeds of $1,301,000) which consisted of 16,666,672 shares of Common Stock, and common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at $.125 per share for a period of five years and common stock purchase warrants to purchase
8,333,340 shares of common stock exercisable at $.15 per share for a period of five years. The Common Stock was purchased at a price of $.09 per share.

COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock warrants as of March
31, 2007 and changes during the period then ended is as follows:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                     Shares        Price
                                                   ----------      --------
      Outstanding at July 1, 2006 ...........      16,834,600      $ 0.147
      Granted ...............................      26,666,682        0.130
      Exercised .............................         186,000        0.010
      Forfeited .............................               -            -
                                                   ----------      -------
      Outstanding at March 31, 2007 .........      43,315,282      $ 0.139
                                                   ==========      =======
      Warrants exercisable at end of period .      43,315,282      $ 0.139
                                                   ==========      =======
      Weighted-average fair value of warrants
       granted during the period ............                      $ 0.130
                                                                   =======

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

The following information applies to all warrants outstanding at March 31, 2007:

                               Warrants Outstanding        Warrants Exercisable
                             -------------------------     ---------------------
              Weighted
               Average       Weighted         Weighted
Range of      Remaining      Average           Average
Exercise     Contractual     Exercise         Exercise
Prices         Shares        Life (Years)       Price        Shares       Price
--------     -----------     ------------     --------     ----------    -------
 $0.300         150,000         3.28           $ 0.30         150,000    $ 0.30
 $0.150      24,517,940         3.86           $ 0.15      24,517,940    $ 0.15
 $0.125      18,333,342         4.88           $ 0.125     18,333,342    $ 0.125
 $0.010         314,000         3.28           $ 0.01         314,000    $ 0.01

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

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger U.S. or foreign companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. or foreign companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 7 - OPERATING RISK (CONTINUED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         The following analysis of our consolidated financial condition and results of operations for the nine months ended March 31, 2007 and 2006
(unaudited) should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10QSB.

OVERVIEW

         Through our subsidiaries, we manufacture and distribute assorted industrial paper and packaging products. All of our operations are located in the People's Republic of China (the "PRC").

         Our operations are conducted through subsidiaries located in China. We are a manufacturer and distributor of a variety of paper products and packaging materials. Ningbo Dragon established in 1997, is located in Ningbo, of the
Zhejiang Province in China, approximately 200 miles south of Shanghai. The main consumers of our products are packaging companies for the tobacco industry, cosmetics industry, pharmaceutical industry, as well as the wine and spirits, and the beverage industry. Our products are used both as a finished product and as well as a raw material to manufacture a variety of paper products and packaging materials.

         Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture and distribution of paper and pulp related products.

         Dragon International Group Corp., a Nevada corporation ("Dragon
Nevada"), is a holding company with interests in the following subsidiaries:

-        Dragon International Group Corp., a Florida corporation ("Dragon
Florida") is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida on October 4, 2004.

-        Ningbo Dragon International Trade Co., Ltd., ("Ningbo Dragon"),
formerly known as Ningbo Anxin International Trade Co., Ltd., was created on
August 29, 1997. Ningbo Dragon is a wholly owned subsidiary of Dragon Florida.
Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004. On
December 31, 2004 Dragon Nevada acquired the remaining 30% interest in Ningbo
Dragon.

-        Ningbo City Jiangdong Yonglongxin Special Paper Co., Ltd.
("Yonglongxin") was created as a wholly owned subsidiary of Ningbo Dragon on
November 8, 1999. Xianyang Naite Research and Development Center ("R&D Center")
was acquired by Yonglongxin on August 1, 2005.

-        Ningbo Dragon Packaging Technology Co., Ltd., ("Dragon Packaging")
formerly known as Ningbo XinYi Paper Product Industrial Co., Ltd., is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired a 100% interest in
Dragon Packaging on June 1, 2005.

-        Hangzhou Yongxin Paper Co., Ltd., ("Yongxin") is a subsidiary, of which
Ningbo Dragon International Trade Co., Ltd., ("Ningbo Dragon"), holds a 60%
interest. Ningbo Dragon acquired a 60% interest on July 1, 2005

-        Shanghai JinKui Packaging Material Co., Ltd. ("JinKui") is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in
JinKui on June 30, 2006.

         Our operations are conducted through Ningbo Dragon International Trade
Co., Ltd. ("Ningbo Dragon"), our wholly owned subsidiary. Ningbo Dragon, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Ningbo Dragon is involved in the pulp and paper packaging material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin
Special Paper Co., Ltd. ("Yonglongxin") which holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang'ai
Village in Ningbo, China 315040; Yonglongxin operates the Xianyang Naite
Research & Development Center ("R&D Center"), created to develop, design and improve production methods in the specialty packaging industry in China. (ii)
Hangzhou Yongxin Paper Co., Ltd. ("Yongxin") manufactures, sells, and distributes cigarette packaging materials, (iii) Ningbo Dragon Packaging
Technology Co., Ltd. ("Dragon Packaging"), is a manufacturer of specialized packaging materials products for the pharmaceutical and food industry, and (iv)
Shanghai JinKui Packaging Material Co., Ltd. ("JinKui"), is a manufacturer of specialized packaging products for the pharmaceutical and food industry. Ningbo
Dragon has a distribution network covering east and central China. Unless otherwise indicated, all references to our Company in this report include our subsidiary companies.

Below is an organization chart of Dragon Nevada:

         Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon") formerly known as Ningbo Anxin International Trade Co., Ltd. operates as an agent of pulp and paper goods. Ningbo Dragon resells pulp and paper products manufactured overseas and distribute these products within China.

         Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin") is a
manufacturer of specialty paperboard products. It operates a factory in Fuming
County of the Zhang'ai Village in Ningbo, China.

         Hangzhou Yongxin Paper Co., Ltd. ("Yongxin"), which manufactures, sells and distributes cigarette packing materials. Yongxin, established in 2003, is located in the Hengjie Village of Liuxia Town Hangzhou, of the Zhejiang Province
in China. In August 2005, we issued 1,000,000 shares of our common stock to acquire 60% of Yongxin. Prior to the acquisition, Yongxin was a competitor of
Yonglongxin. Yongxin's underlying business had stalled mainly due a lack of working capital.

         Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
formerly known as Ningbo XinYi Paper Product Industrial Co., Ltd. ("XinYi"), is
involved in the paper industry, operating a manufacturing facility of pulp and paper products. As a result of this acquisition we have acquired land on which we have constructed a new 91,000 square foot facility.

         Xianyang Naite Research & Development Center (the "R&D Center"), was
created to develop production methods in the specialty paper packaging industry in China.

         Even though we are a U.S. company, because all of our operations are located in the PRC, we face risks associated with doing business in that country. These risks, among others, include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

FOREIGN EXCHANGE CONSIDERATIONS

         Since revenues from our operations in the PRC accounted for 100% of our net revenues for the nine months ended March 31, 2007 and March 31, 2006, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.
Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,
"Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S.
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

         The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the Chinese dollar, ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulated translation adjustment and effect of exchange rate changes on cash at March 31,
2007 and 2006 were $49,667 and $30,826 respectively. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable;
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

         Our financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate their recorded values. Fair value of loans payable to security holders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

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

         Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of March 31, 2007.
During the nine month period ended March 31, 2007, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

REVENUE RECOGNITION

         Dragon Nevada follows the guidance of the Securities and Exchange
Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
The following policies reflect specific criteria for the various revenue streams of the Company:

         Dragon Nevada's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") issued
FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes--an
interpretation of FASB Statement No.109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Dragon Nevada believes that the adoption of FIN 48 will not have a material effect on Dragon Nevada's financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting
Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Dragon Nevada's financial statements issued in 2008; however, earlier application is encouraged. Dragon
Nevada is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         In September 2006, the Staff of the SEC issued SAB No. 108:
"Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on Dragon Nevada's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS
115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings.
Statement 159 is effective for fiscal years beginning after November 15, 2007.
We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 2006

         The following table provides certain comparative information on our results of operations for the nine months ended March 31, 2007 and nine months ended March 31, 2006

                                     Nine Months Ended March 31,
                                     ---------------------------
                                         2007           2006             $
                                      (Unaudited)    (Unaudited)      Change
                                     ------------   ------------   ------------

Net Revenues ......................  $ 13,326,569   $ 14,198,378   $   (871,809)
Cost of Sales .....................    12,202,786     12,958,989       (756,203)
                                     ------------   ------------   ------------
Gross profit ......................     1,123,783      1,239,389       (115,606)
Stock based consulting expense ....       260,634        113,251        147,383
Selling expenses ..................       248,244        281,195        (32,951)
General and administrative expenses       809,935        402,836        407,099
                                     ------------   ------------   ------------
Total operating expenses ..........     1,318,813        797,282        521,531
Income from operations ............      (195,030)       442,107       (637,137)
                                     ------------   ------------   ------------
Total other income (expense) ......       (38,679)    (3,190,138)     3,151,459
                                     ------------   ------------   ------------
Net income (loss) .................  $   (249,222)  $ (2,749,462)  $  2,500,240

NM= not meaningful

                                                       Nine Months Ended March 31,
                                                       ---------------------------
                                                           2007            2006%
                                                       (Unaudited)     (Unaudited)     Change
                                                       -----------     -----------     ------

OTHER KEY INDICATORS:
Cost of sales as a percentage of revenues ..........      91.6%           91.3%         0.3%
Gross profit margin ................................       8.4%            8.7%        -0.3%
Selling expenses as a percentage of revenues .......       1.9%            2.0%        -0.1%
GA expenses as a percentage of revenues ............       6.1%            2.8%         3.3%
Total operating expenses as a percentage of revenues       9.9%            5.6%         4.3%

         Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture and distribution of paper and pulp related products.

REVENUES

         During the nine months ended March 31, 2007, we generated revenues
$13,326,569, as compared to revenues of $14,198,378 for the nine months ended
March 31, 2006, a decrease of $871,809 or approximately 6.1%. For the nine months ended March 31, 2007, we recorded revenues of approximately $1,097,365 from our JinKui subsidiary acquired effective June 30, 2006. This increase in our consolidated revenue was offset by a decrease in revenues related to Ningbo
Dragon, Yonglongxin and Yongxin.

         During the nine months ended March 31, 2007, Ningbo Dragon generated revenues of $9,965,382, as compared to revenues of $10,341,050 for the nine months ended March 31, 2006, a decrease of $375,668. This decrease is a result of the loss of a customer, Indonesia APP Group Company, during the current quarter. For the nine months ended March 31, 2007 this customer accounted for approximately $5,824,000. For the nine months ended March 31, 2006 this customer accounted for approximately $6,200,000 of revenues.

         During the nine months ended March 31, 2007, Yonglongxin generated revenues of $2,175,670, as compared to revenues of $3,820,966 for the nine months ended March 31, 2006, a decrease of $1,645,296, or approximately 43.1%.
This decrease in sales was caused by the Chinese New Year holiday, the recent relocation to our new manufacturing facility and related repairs and maintenance which interrupted our production activities.

COST OF SALES AND GROSS PROFIT

         During the nine months ended March 31, 2007, cost of goods sold was
$12,202,786, compared to $12,958,989 during the nine months ended March 31,
2006, a decrease of $756,203, or approximately 5.8%. As a percentage of net revenues, our cost of goods sold for the nine months ended March 31, 2007 was
91.6%, as compared to 91.3% for the nine months ended March 31, 2006, a 3 basis point increase.. We expect our cost of goods sold will remain consistent with historical measures.

         For the nine months ended March 31, 2007, gross profit for the period was $1,123,783, as compared to gross profit of $1,239,389 for the nine months ended March 31, 2006, a decrease of $115,606. For the nine months ended March
31, 2007, gross profit on a percentage basis decreased to approximately 8.4%
from 8.7% for the comparable period ended March 31, 2006, a 3 basis point decrease. Our margins have decreased slightly due to an increase in cost of goods sold. As mentioned earlier we expect our cost of goods sold will be consistent with our historical measures.

TOTAL OPERATING EXPENSES

         For the nine months ended March 31, 2007, total operating expenses amounted to $1,318,813 or 9.9% of net revenues compared to $797,282 or approximately 5.6% of net revenues for the nine months ended March 31, 2006, an increase of $521,531. The increase was attributable to the following:

      *  an increase of $407,099 in general and administrative expenses. For the nine months ended March 31, 2007, general and administrative expenses amounted to $809,935 as compared to $402,836 for the nine months ended March 31, 2006.
The increase in general and administrative expenses is due to the following;

            o an increase of $86,575 in consulting expenses and professional fees. At March 31, 2007 consulting expenses and professional fees were $105,858, as compared to a $19,283 for the nine months ended March 31, 2006. For the nine months ended March 31, 2006 we received a credit of $34,325 related to consulting expenses.

            o an increase of $15,281 in depreciation and amortization expenses.
For the nine months ended March 31, 2007, amortization expenses amounted to
$87,228 as compared to $71,947 for the nine months ended March 31, 2006. The increase is primarily attributable to amortization of land use rights and goodwill we inherited in connection with our acquisition of JinKui in June 2006,
and

            o an increase of $390,061 in general and administrative expenses. At
March 31, 2007 general and administrative expenses were $632,820 as compared to
$242,759 at March 31, 2006. Included is an increase of $47,696 in salary and wage expenses. For the nine months ended March 31, 2007, salary and wage expenses amounted to $137,908, as compared to $90,212 for the nine months ended
March 31, 2006. During the nine months ended March 31, 2007 we incurred $39,693 in salary and wages associated with JinKui that was acquired effective June 30,
2006. During the nine months ended March 31, 2006 the Company increased its wage and salary rate by approximately 40%, and this new wage rate is reflected in our expenses for the nine months ended March 31, 2007. The Company evaluates the wage and salary expenses each year.

            o These increases were offset by a decrease of $63,410 in bad debt recovery. At March 31, 2007 we reflected a bad debt recovery of ($24,411) as compared to $38,999 at March 31, 2006.

      *  an increase of $147,383 in non cash compensation. For the nine months ended March 31, 2007, we recorded non-cash compensation expenses of $260,634 as compared to $113,251 for the nine months ended March 31, 2006. This amount represented the value amortized, for securities granted as compensation for consulting services and professional services being rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2007, we cannot predict the amount of expense that will be attributable to such agreements.

      *  These increases were offset by a decrease of $32,951 in selling expenses. For the nine months ended March 31, 2007, selling expenses amounted to
$248,244, as compared to $281,195 for the nine months ended March 31, 2006. This decrease is attributable to the decrease in shipping costs of approximately
$20,214, which was caused by a decrease in shipping costs associated with discounts earned by shipping larger shipments on a per unit basis, and a decrease in fuel charges based on lower fuel costs realized during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.

TOTAL OTHER EXPENSE

         For the nine months ended March 31, 2007, total other expenses decreased $3,151,459. For the nine months ended March 31, 2007 total other expenses were $38,679, as compared to total other expense of $3,190,138 for the nine months ended March 31, 2006. This decrease in total other expense of
$3,151,459 is primarily associated with the following:

      *  a decrease of $1,337,801 in expenses related to the settlement of debt.
For the nine months ended March 31, 2007 we reflect debt settlement expenses of
$0 as compared to a loss of $1,337,801 for the nine months ended March 31, 2006.
The debt settlement costs were related to a conversion offer made to the investors from prior offerings in March of 2005 and July of 2005. In accordance with FAS No. 84, "Induced Conversion of Convertible Debt", an expense was recognized equal to the fair value of the additional securities and other consideration issued to induce conversions. Accordingly, we recorded debt settlement expense of $914,689 related to the additional shares issued upon conversion and $423,112 of debt settlement expense related to warrants granted to purchase 5,642,300 shares of our common stock at $.15 per share for an aggregate debt settlement expense of $1,337,801.

      *  a decrease of $338,091 in debt issuance costs. For the nine months ended March 31, 2007, debt issuance costs were $0 as compared to $338,091 for the nine months ended March 31, 2006. For the nine months ended March 31, 2006, debt issuance costs were related to the amortization of placement agent fees paid in connection with our March 2005 private placement and July 2005 private placement. In February 2006, upon conversion of the July Notes to common stock under the terms of the January conversion offer, we expensed all unamortized debt issuance costs. For the nine months ended March 31, 2007, we did not have any such debt issuance costs.

      *  a net decrease of $1,661,165 in interest expense. For the nine months ended March 31, 2007, net interest expense was $128,949, as compared to net interest expense of $1,790,114 for the nine months ended March 31, 2006, a net decrease of $1,661,165. For the nine months ended March 31, 2006, the net interest expense of $1,790,114 included the recording of $1,580,779 in amortization of discount on debentures payable related to our July 2005 private placement. In February 2006, upon conversion of these debentures into common stock, we expensed all unamortized discounts related to the debentures.

      *  a decrease of $185,598 in other income. For the nine months ended March
31, 2007 other income was $90,270 as compared to $275,868 for the nine months ended March 31, 2006. For the nine months ended March 31, 2007 we recognized income from rebates of the value added taxes of $72,764, as compared to $249,151 for the nine months ended March 31, 2006. We accrued for value-added taxes
("VAT") recorded on the sale of our paper products. Our paper products are subject to VAT, as imposed by the PRC or the local provincial tax authorities in the PRC. We charge, collect and remit VAT on the sales of our products. We routinely receive abatements of VAT, as we participate in our local provincial program of hiring employees with physical handicaps. The respective tax authorities in the PRC notify us of our VAT abatements after the VAT is collected. We incorporate the tax in our cost and pass it off to the end customer. Until we receive notification of the amount of VAT abated from the respective tax authorities, this VAT remains accrued. Upon notification from the tax authorities that VAT had been either abated, or has been partially abated as determined by the respective tax authority, the excess of accrued VAT is then reclassified into other income as this rebate is not remitted to the customer.
Under PRC tax regulations; in the event that VAT collected by us from customers are either abated, or partially abated, the amount of VAT abated is not required to be refunded to customers.

NET INCOME

         As a result of these factors, we reported a net loss of $(249,222) or a net loss of ($.00) per share for the nine months ended March 31, 2007, as compared to a net loss of $(2,732,821) or a net loss of $(.06) per share for the nine months ended March 31, 2006.

         Although we operate various entities, we identify our products under one product segment. The various entities combine their resources to support the manufacture, distribution of paper and pulp related products.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2007 (unaudited) and June 30, 2006 (audited):

                                             MARCH 31, 2007
                                               (UNAUDITED)     JUNE 30, 2006     $ CHANGE
                                             --------------    -------------    -----------

Working capital ........................      $ 2,997,518      $   558,414      $ 2,439,104
Cash ...................................      $   205,048      $   466,272      ($  261,224)
Accounts receivable, net ...............        4,067,442        4,938,985         (871,543)
Inventories ............................        4,164,245        3,293,846          870,399
Advances on purchases ..................        2,747,672          805,662        1,942,010
Prepaid expenses and other .............          518,353          466,080           52,273
Due from related parties ...............                0            3,498           (3,498)
Total current assets ...................       11,702,760        9,974,343        1,728,417
Cash-restricted ........................          258,368          262,287           (3,919)
Property and equipment, net ............        2,505,647        2,132,697          372,950
Land use rights, net ...................        2,568,615        2,524,568           44,047
Intangible assets, net .................          331,048          393,928          (62,880)

                                              -----------      -----------      -----------
Total Assets ...........................       17,366,438       15,287,823        2,078,615
                                              -----------      -----------      -----------

Notes payable - current portion ........        2,580,331        2,762,207         (181,876)
Accounts payable .......................        5,877,086        3,401,439        2,475,647
Accrued expenses .......................          238,574        2,042,113       (1,803,539)
Advances from customers ................            9,251           68,694          (59,443)
Liability in connection with acquisition                0        1,141,476       (1,141,476)
Total current liabilities ..............        8,705,242        9,415,929         (710,687)
Notes payable - long-term portion ......           48,000                0           48,000

                                              -----------      -----------      -----------
Total Liabilities ......................      $ 8,753,242      $ 9,415,929      ($  662,687)
                                              -----------      -----------      -----------

         At March 31, 2007, we held cash and cash equivalents of $205,048 and working capital of $2,997,518, as compared to cash and cash equivalents of
$466,272 and working capital of $558,414 at June 30, 2006. At March 31, 2007, our cash position by geographic area is as follows:

         United States   $  8,929
         China .......    196,119
                         --------
         Total .......   $205,048
                         ========

         In addition to our increase in working capital of $2,439,104, our current assets increased approximately $1,728,417 from June 30, 2006 to March
31, 2007. This increase was offset by decreases in total current liabilities of approximately $710,687 at March 31, 2007 as compared to June 30, 2006. The decrease in our current liabilities is primarily attributable to an increase in accounts payable of $2,475,647 which were offset by a decrease in accrued expenses of $1,803,539 and a decrease in liabilities of $1,141,476 in connection with the acquisition of JinKui in June 2006.

         At March 31, 2007 changes in our total assets are as follows:

      *  an increase of $870,399 in inventories. At March 31, 2007, our inventories of raw materials and finished goods amounted to $4,164,245, as compared to inventories of $3,293,846, representing an increase of approximately
26.4%, from June 30, 2006. The increase in inventory levels is primarily attributable to products associated with our JinKui acquisition. JinKui has increased inventory levels in anticipation of increased demand for its products during the fourth quarter.

      *  an increase of $1,942,010 in advances on purchases. At March 31, 2007, our advances on purchases amounted to $2,747,672 as compared to $805,662 at June
30, 2006. The primary causes for the increase in our advances on purchases is associated with payments of $243,792 related to construction materials for our new facilities which was recently completed, and a down payment of $2,100,789 on products related to our services as an agent of pulp and paper goods. Ningbo
Dragon pays a 30% deposit on certain goods distributed by Ningbo Dragon. This advance reflects the deposit on goods which have not yet been received.

      *  an increase in prepaid expenses of $52,273. At March 31, 2007 our prepaid expenses were $518,353 as compared to $466,080 at June 30, 2006.

      *  an increase of $372,950 in property and equipment, net of accumulated deprecation. At March 31, 2007 we reflected property and equipment, net of accumulated depreciation of $2,505,647 as compared to $2,132,697 at June 30,
2006. This increase is related to the increased value of our property as a result of our new facility.

         These increases were offset by the following;

      *  a decrease of $871,543 in accounts receivable. At March 31, 2007 our accounts receivable, were $4,067,442, as compared to $4,938,985 at June 30,
2006. This decrease is associated with a decrease in revenues for the three months ended March 31, 2007. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within 120 days, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company of our size within our industry and recently we have been collecting our accounts receivable on a timely basis.

      *  a decrease of $3,498 in due from related parties. At March 31, 2007 due from related parties was $0 as compared to $3,498 at June 30, 2006. This decrease is due the satisfaction of amounts due from related parties during the nine months ended March 31, 2007.

      *  a decrease of $3,919 in restricted cash. At March 31, 2007 restricted cash was $258,368 as compared to $262,287 at June 30, 2006. This decrease in our restricted cash is attributable to letters of credit outstanding. The decrease represents normal business fluctuations in the amount of letters of credit the company has outstanding at any given date.

      *  a decrease of $44,047 in land use rights, net of accumulated amortization. At March 31, 2007 land use rights net of accumulated amortization was $2,568,615 as compared to $2,524,568 at June 30, 2006.

      *  a decrease of $62,880 of intangible assets, net of accumulated depreciation. At March 31, 2007 we reflected intangible assets, net of accumulated depreciation of $331,048 as compared to $393,928 at June 30, 2006.

         As a result of the foregoing, our total assets increased $2,078,615 at
March 31, 2007 from June 30, 2006.

         Our total liabilities at March 31, 2007 decreased $662,687 from June
30, 2006. Principal changes in our total liabilities at March 31, 2007 from June
30, 2006 include the following;

      *  an increase of $2,475,647 in accounts payable. At March 31, 2007 accounts payable was $5,877,086 as compared to $3,401,439 at June 30, 2006.

         These increases were offset by the following:

      *  a decrease of $181,876 in notes payable-current portion. At March 31,
2007 notes payable-current portion were $2,580,331 as compared to $2,762,207 at
June 30, 2006. This decrease in notes payable long term was offset by an increase of $48,000 in notes payable-long term. At March 31, 2007 notes payable-long term were $48,000 as compared to $0 at June 30, 2006. Our notes payable is described in Note 5-Notes Payable to the consolidated financial statements appearing elsewhere in this quarterly report.

      *  a decrease of $1,803,539 in accrued expenses. At March 31, 2007 accrued expenses were $238,574 as compared to $2,042,113 at June 30, 2006.

      *  a decrease of $59,443 in advances from customers. At March 31, 2007 advances from customers were $ $9,251 as compared to $68,694 at June 30, 2006.
Advances from customers decreased as a result of our decrease in revenues during the nine months ended March 31, 2007.

      *  a decrease of $1,141,476 in liabilities associated with the acquisition of JinKui. This liability associated with acquisition are related to JinKui.
During the nine months ended March 31, 2007, Dragon Nevada has satisfied this liability. On October 30, 2006 Dragon Nevada issued 8,095,574 shares of common stock with a fair value of $1,141,,476 to JinKui. At March 31, 2007 liabilities associated with acquisitions were $0 as compared to $1,141,476 at June 30, 2006.

         As a result of the foregoing, our total assets increased $2,078,615 at
March 31, 2007 from June 30, 2006.

         For the nine months ended March 31, 2007 our cash decreased to $205,048 from $466,272 at June 30, 2006 a decrease of $261,224 or approximately 56%. This decrease consisted of total cash used in operating activities of $576,542; net cash used in investing activities of $937,473; and net cash flow provided by financing activities of $1,203,124, and the effect of exchange rates on cash of
$49,667.

         Net cash used in operating activities for the nine months ended March
31, 2007 was $576,542 as compared to net cash used in operating activities of
$603,962 for the nine months ended March 31, 2006. For the nine months ended
March 31, 2007, we used cash to fund increases in inventories of $870,399, a decrease in advances from customers of $59,443, increases in advances on purchases of $1,942,010, and increases in accrued expenses of $1,803,539. The decreases were offset by a net decrease in prepaid and other current assets of
$410,429, a decrease in accounts receivables of $890,249, an increase in accounts payable of $2,475,647, and a decrease in other assets of $78,759. These items, combined with a net increase of non-cash items of $535,205 were offset by our net loss during the nine month period ended March 31, 2007.

         In comparison for the nine months ended March 31, 2006, we used cash to fund an increase in accounts receivables and advances on purchases, the reduction in accrued expenses and advances from customers. The decreases were offset by an increase in accounts payable of $852,332. These items, combined with a net addition of our non-cash items of $3,579,334 were offset by our net loss during the nine month period ended March 31, 2006.

         Net cash used in investing activities during the nine months ended
March 31, 2007 was $940,971 as compared to net cash provided by investing activities of $11,966 for the nine months ended March 31, 2006. During the nine months ended March 31, 2007, we used cash for capital expenditures of $533,405 of which $465,022 was used to purchase equipment for our new manufacturing facility. During the nine months ended March 31, 2007 we increased our notes receivable by $420,484. Our notes payable is described in Note 5-Notes Payable to the consolidated financial statements appearing elsewhere in this quarterly report. We decreased our restricted cash balance by $12,918 to collateralize certain debt, ($3,919 decrease which was adjusted by $8,999 for the fluctuation in the currency).

         During the nine months ended March 31, 2006, net cash provided by investing activities was $11,966 which was comprised of net cash used for capital expenditures of $389,594, which was offset by cash of $33,654 acquired in the acquisition of Yongxin in August 2005, $23,000, and a restricted cash balance of $367,906 to collateralize certain debt.

         Ningbo Dragon has invested approximately $1,300,000 to construct a new facility. The Company recently completed construction on the new facility located at No. 201 Guangyuan Road, Investment Pioneering Park, Jiangbei
District, Ningbo, 315033.

         This facility consists of a total of 91,000 square feet consisting of approximately 20,000 square feet of office space, approximately 17,000 square feet of warehouse space; approximately 40,000 square feet for manufacturing, and approximately 14,400 square feet utilized as a dormitory for employees of the
Company.

         Net cash provided by financing activities during the nine months ended
March 31, 2007 was $1,206,622, as compared to net cash provided by financing activities of $725,022 during the nine months ended March 31, 2006. During the nine months ended March 31, 2007, we received gross proceeds of $1,944,355 from notes payable offset by the satisfaction of notes payable of $2,078,231. On
October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of common stock to H.K. Mingtai Investment Co., Ltd., a financial institution in China. The company also received net proceeds of
$1,301,000 from the sale of 16,666,672 shares of its common stock, and common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at $.125 per share for a period of five years and common stock purchase warrants to purchase 8,333,340 shares of common stock exercisable at
$.15 per share for a period of five years. The company received $1,000 for exercise of common stock purchase warrants.

         From time to time, we need additional working capital for our operations. In 2006, Yonglongxin borrowed money pursuant to several lines of credit that we have established with two separate banks. We renewed pre-existing loans of $1,944,355 from the Bank of Agriculture with 6 to 12 month terms from
November 2006 to November 2007, with an annual interest rate ranging from 6.138%
to 7.344%. We repaid loans of $62,450 to Ningbo Commercial Bank (Tianyuan
Branch) and $620,083 to Bank of Agriculture during the nine months ended March
31, 2007. All loans are renewable when they mature. We expect to generate sufficient cash flows from financing and operations to meet our debt services.
We do not anticipate these loans will have material impact on our liquidity. We are current on all payments relating to these loans and expect to renew the loans upon maturity at terms and at interest rates comparable to our current loans.

OFF BALANCE SHEET ARRANGEMENTS

         As of the date of this report, we do not have any off-balance sheet arrangements that we are likely to have a current or future effect on our financial condition material to our shareholders. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

RECENT CAPITAL RAISING TRANSACTIONS

JANUARY 2007 PRIVATE PLACEMENT

         On January 30, 2007 the Company entered into a subscription agreement
(the "Subscription Agreement") and related agreements (collectively with the
Subscription Agreement, the "Agreements") for the purchase of $1,500,000 units of securities. The Company entered into the Agreements with nine (9) accredited investors (the "Investors") for an aggregate of $1,500,000 of financing of units of its securities consisting of 16,666,672 shares of common stock, common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at
$.125 per share for a period of five years, and common stock purchase warrants to purchase 8,333,340 shares of common stock at an exercise price of $.15 per share for a period of five years.

         The January 2007 Private Placement was conducted in two phases. On
January 30, 2007, the Company completed an initial closing (the "Initial
Closing") of $750,000 of units of securities consisting of 8,333,336 shares of common stock, common stock purchase warrants to purchase 8,333,336 shares of common stock exercisable at $.125 per share for a period of five years, and common stock purchase warrants to purchase 4,166,670 shares of common stock shares of common stock exercisable at $.15 per share for a period of five years.

         The second phase of the offering (the "Second Closing") was held on
February 27, 2007 for an additional $750,000 financing of units of its securities consisting of 8,333,336 shares of common stock, common stock purchase warrants to purchase 8,333,336 shares of common stock exercisable at $.125 per share for a period of five years and common stock purchase warrants to purchase
4,166,670 shares of common stock shares of common stock exercisable at $.15 per share for a period of five years. The Second Closing was conditioned upon
Wellton International Fiber Corp. engaging an SEC approved auditor to prepare certain financial statements. Wellton International Fiber Corp. engaged an SEC approved auditor on February 22, 2007.

         We paid a fee of $84,000 in cash to certain of the investors and issued common stock purchase warrants to purchase an aggregate of 1,555,558 shares of common stock exercisable at $.125 per share for a period of five years as a due diligence fee related to the January 2007 Private Placement. The recipients of the due diligence fee are as set forth below:

                                        TOTAL DUE DILIGENCE FEES PAID
                             ---------------------------------------------------
RECIPIENT                      CASH        COMMON STOCK PURCHASE WARRANTS @$.125
---------                    --------      -------------------------------------
Libra Finance ........       $  9,075                      168,056
Osher Capital, LLC ...         32,175                      595,834
Utica Advisors .......         41,250                      763,890
Robert Prager ........          1,500                       27,778
                             --------                    ---------
Totals: ..............       $ 84,000                    1,555,558

         We also paid Skyebanc, Inc. an NASD member and broker-dealer, a finder's fee of $5,500 and issued common stock purchase warrants to purchase
111,112 shares of common stock at an exercise price of $.125 for a period of five years.

         We granted the purchasers a right of first refusal for a period of 24 months from the second closing date, February 27, 2007. In the event we should offer to sell common stock, debt or other securities to a third party (except in certain instances). The purchasers have the right to purchase the offered securities upon the same terms and conditions as we offered the securities to a third party. In addition, other than in the event of excepted issuances, during the 24 month period from the effective date of the registration statement to be filed in conjunction with this private placement so long as the purchasers still own any of the shares sold in such offering, (including the shares underlying the warrants), if we should issue any common stock or securities convertible into or exercisable for shares of common stock at a price per share of common stock or exercise price per share of common stock which is less than the purchase price of the shares paid by the purchasers in the offering, or less than the exercise price of the common stock purchaser warrants exercisable at
$.125 per share, without the consent of each purchaser, then the purchaser's have the right to elect to retroactively substitute any term or terms of such new offering in connection with which the purchaser has a right of first refusal for any term or terms of this unit offering and adjustments will be made accordingly.

         Any subsequent adjustments in the exercise price of the common stock purchase warrants will not result in additional shares of common stock of Dragon
Nevada being issued.

         We agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed within 75 days after February 27, 2007, and the registration statement is not declared effective by July 27 2007, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the purchase price of the outstanding shares and exercise price of the warrant shares owned of record by such holder which are subject to such non-registration event, but not to exceed in the aggregate 12% of the aggregate purchase price or $180,000.
The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including our failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

         We agreed not to file any registration statements without the consent of the purchasers in the offering until the sooner of 24 months from the effective date of the registration statement of which this prospectus is a part or until all the shares, including the shares underlying the warrants, have been resold or transferred by the purchasers pursuant to the registration statement or Rule 144 of the Securities Act of 1933, without regard to volume limitations.
During this same exclusion period, we also agreed not to issue any equity, convertible debt or other securities convertible into common stock or equity of our company without the prior written consent of the purchasers.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of March 31, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial
Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and
Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities
Exchange Act of 1934 is accumulated and communicated to management including our
Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our company's Chief Executive Officer and Chief
Financial Officer have concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

In our amended Annual Report on Form 10-KSB/A we restated our consolidated balance sheet at June 30, 2006 and the consolidated statements of stockholders'
equity for the year ended June 30, 2006 as contained in the Annual Report on
Form 10-KSB for the year ended June 30, 2006 as previously filed with the
Securities and Exchange Commission.

The restatement was made in part to correct a clerical error related to the classification of common stock to be issued in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui") on June 30, 2006. We
initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders' equity section of the initially issued balance sheet and statements of stockholders' equity. We reclassified these common shares to be issued as a liability in connection with the acquisition. We were aware of the proper classification prior to the initial filing of our Form 10-KSB, but deficiencies in financial statement reporting controls prevented this misclassification from being corrected. As a result of this clerical error, we have determined that there was a significant deficiency in our internal control over financial reporting as of June 30, 2006 related to the treatment of common stock to be issued in regards to the JinKui acquisition. We determined, however, that this significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we have corrected our presentation of the common stock to be issued, we believe that we have corrected this significant deficiency.

All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S.
Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of March
31, 2007 have not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 30, 2007 (the "January 2007 initial Offering"), the Company completed an initial $750,000 units of securities consisting of 8,333,336 shares of Common
Stock, common stock purchase warrants to purchase 8,333,336 shares of common stock exercisable at a$.125 per share for a period of five years, and common stock purchase warrants to purchase 4,166,670 shares of common stock exercisable at $.15 per share for a period of five years.

On February 27, 2007 (the "January 2007 second Offering"), the Company completed the sale of an additional $750,000 financing of units of its securities consisting of 8,333,336 shares of Common Stock, common stock purchase warrants to purchase 8,333,336 shares of common stock exercisable at a$.125 per share for a period of five years, and common stock purchase warrants to purchase 4,166,670 shares of common stock exercisable at $.15 per share for a period of five years.

In total the Company sold $1,500,000 of units (net proceeds of $1,301,000) which consisted of 16,666,672 shares of Common Stock, and common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at $.125 per share for a period of five years and common stock purchase warrants to purchase
8,333,340 shares of common stock exercisable at $.15 per share for a period of five years. The Common Stock was purchased at a price of $.09 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Effective January 16, 2007, Dragon International Group Corp., a Nevada
corporation (the "Registrant") entered into an agreement ("Agreement") whereby it agreed to purchase fifty one (51%) percent of the common stock (the "Common
Stock") of Wellton International Fiber Corp., a corporation organized under the laws of the British Virgin Islands ("Wellton"). Wellton operates as an agent for the distribution of pulp, and waste paper in China. In exchange for the fifty one (51%) percent of Wellton, the Registrant agreed to pay a purchase price (the
"Purchase Price") equal to fifty one (51%) percent of the value of the audited net tangible assets, as stated on the Wellton audited financial statements for the period ending December 31, 2006. The Purchase price will be in the form of common stock of Dragon Nevada and shall not exceed $1,500,000 in the aggregate.
The parties have mutually agreed to extend the closing until no later than
September 30, 2007.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO

31.2     Rule 13a-14(a)/15d-14(a) certification of principal accounting officer

32.1     Section 1350 certification of CEO

32.2     Section 1350 certification of principal accounting officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2007.

                                        DRAGON INTERNATIONAL GROUP CORP.

                                        By: /s/ David Wu
                                        ----------------
                                        David Wu,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)

