Form 10KSB
period 2007-06-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2007-10-15
CIK 1050691

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

                     For the Fiscal Year Ended June 30, 2007

                           Commission File No. 0-23485

                        DRAGON INTERNATIONAL GROUP CORP.
                        --------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                               98-0177646
            ------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                        DRAGON INTERNATIONAL GROUP CORP.
                       NO. 201 GUANGYUAN ROAD, DISTRICT C
                           INVESTMENT PIONEERING PARK
                         JIANGBEI, NINGBO, CHINA 315033
                                 86-574-56169308
                       ----------------------------------
               (Address, including zip code and telephone number,
             including area code, of registrant's executive offices)

                        Copies of all communications to:

                              DAVID SELENGUT, ESQ.
                         ELLENOFF GROSSMAN & SCHOLE LLP
                        370 LEXINGTON AVENUE, 19TH FLOOR
                             NEW YORK CITY, NY 10017
                            TELEPHONE: (212) 370-1300
                            FACSIMILE: (212) 370-7889

       Securities registered under Section 12(b) of the Exchange Act: none

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_  No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes ___  No _X_

State issuer's revenues for its most recent fiscal year: $ 15,337,586

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 15, 2007: $6,734,038.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 9, 2007 there were
96,363,982 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                        DRAGON INTERNATIONAL GROUP CORP.

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.......................36

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................37

ITEM 7.  FINANCIAL STATEMENTS.................................................53

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT.........................................................55

ITEM 10. EXECUTIVE COMPENSATION...............................................58

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................61

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business solely within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business--Risk Factors." Except
for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Our principal executive offices are located a No. 201 Guangyuan Road,
District C, Investment Pioneering Park, Jiangbei, Ningbo, China 315033. Our
phone number at this location is 86-574-56169308. Our web site is www.drgg.net.
The information which appears on our web site is not part of this annual report.
For more information on us, shareholders are encouraged to review the filings available with the Securities and Exchange Commission at www.sec.gov.

HISTORY

         Ningbo Anxin International Trade Co., Ltd. was formed on August 29,
1997 ("Ningbo Anxin"). On July 7, 2005 Ningbo Anxin changed its name to Ningbo
Dragon International Trade Co., Ltd. ("Ningbo Dragon").

         On November 8, 1999 Ningbo Dragon formed Ningbo City Jiangdong
Yonglongxin Special Paper Co., Ltd. as a wholly owned subsidiary.
("Yonglongxin") Yonglongxin is a manufacturer of specialty paperboard products.
It operates a factory in Fuming County of the Zhang'ai Village in Ningbo, China

         On June 21, 2004 Dragon International Group Corporation, ("Dragon
Florida") was created as a Florida corporation.

         On June 21, 2004 Dragon Florida entered into a stock purchase agreement to acquire a 70% interest in Ningbo Dragon International Trade Co., Ltd. Under
the terms of the stock purchase agreement Dragon Florida issued 8,000,000 shares of common stock to acquire a 30% interest in Ningbo Dragon. As a result Ningbo
Dragon and its wholly owned subsidiary Ningbo City Jiangdong Yonglongxin Special
Paper Co., Ltd. ("Yonglongxin") are subsidiaries of Dragon Florida.

         On October 4, 2004 Retail Highway.com, Inc. entered into a merger agreement to acquire a 100% interest in Dragon Florida. Under the terms of the merger agreement Retail Highway.com, Inc. issued 24,625,000 shares of common stock in exchange for 8,000,000 shares of common stock of Dragon Florida to shareholders of Dragon Florida.

         The merger agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon
Florida, pursuant to which Ningbo Dragon is treated as the continuing entity. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. For financial accounting purposes, the merger has been treated as a recapitalization of Dragon Nevada with the former shareholders of Dragon Nevada retaining 1,280,234 shares of common stock, or approximately 5%. Furthermore, Dragon Nevada's prior management resigned their respective positions and were replaced by management of Dragon
Florida. In connection with the Merger, Dragon Nevada undertook a reverse stock split of its common stock, whereby one (1) share of common stock was issued in exchange for every eight (8) shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per-share information included in this report has been presented to reflect this reverse stock split.

         On October 4, 2004, we changed our name to Dragon International Group
Corp. a Nevada corporation, ("Dragon Nevada").

         On December 31, 2004 Dragon Nevada entered into a stock purchase agreement to acquire the remaining 30% of Ningbo Dragon International Trade Co.,
Ltd. Under the terms of the stock purchase agreement, on December 31, 2004 we issued 4,000,000 shares of common stock to Shun Li Shi, the remaining shareholder of Ningbo Dragon in exchange for certificates representing a 30%
interest in Ningbo Dragon. We relied upon the Securities Act of 1933, as amended, to issue these securities.

         We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. For financial accounting purposes, the issuance of these shares was treated as part of the recapitalization of Dragon Nevada and valued at par value. The acquisition of
Ningbo Dragon by Ningbo Florida has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon
Florida, and ultimately Dragon Nevada, pursuant to which Ningbo Dragon is treated as the continuing entity.

         On July 1, 2005, Dragon Nevada, Ningbo Dragon, Hangzhou Yongxin Paper
Co., Ltd. ("ongxin") and Zhongmin Yang, sole shareholder of Yongxin entered into a stock purchase agreement pursuant to which Ningbo Dragon acquired a 60%
interest in Yongxin. Yongxin formed on March 28, 2003 manufactures, sells and distributes cigarette packing materials. Under the terms of the stock purchase agreement Dragon Nevada issued 1,000,000 shares of common stock in exchange for certificates of common stock representing a 60% interest in Yongxin. As a result
Ningbo Dragon holds a 60% ownership interest in Yongxin. Of these shares,
900,000 were issued to Zhiyuan Zhang , 50,000 shares were issued to Zhongmin
Yang and 50,000 shares were issued to Bing Yu. We relied upon the exemption from registration afforded by Regulation S and Section 4/2, as applicable, promulgated under the Securities Act of 1933, as amended, to issue these securities.

         We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $322,192. The excess had been applied to an intangible asset - categorized as marketing-related intangible assets and customer-related intangible assets, and is being amortized over five years on a straight - line basis, which was the time frame that our management was able to project forward for future revenue. Total amortization expense for the fiscal year ended June 30, 2006 was $65,272.

         On August 1, 2005 Ningbo Dragon, Xianyang Naite Research and
Development Center ("R&D Center"), and Daiyuan Yu, the sole shareholder of the
R&D Center entered into a stock purchase agreement pursuant to which Ningbo
Dragon acquired a 100% interest in Xianyang Naite Research and Development
Center. Under the terms of the stock purchase agreement, Dragon Nevada issued
500,000 shares of common stock, and Ningbo Dragon paid $25,000 in exchange for certificates representing a 100% interest in the R&D Center. Of these shares
200,000 were issued to Xuelan Liu and 300,000 were issued to Yuhuafeng Shao. We relied upon the exemption from registration provided by Regulation S to issue these shares.

         We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The fair value of the common stock issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000. We accounted for this acquisition using the purchase method of accounting in accordance with
SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $163,928. The excess had been applied to an intangible asset - categorized as technology-based intangible assets, and is being amortized over five years on a straight - line basis, which was the time frame that our management was able to project benefits for this research and development center. Total amortization expense for the year ended June 30, 2006 was $33,210.

         On June 1, 2005 Ningbo Dragon acquired 100% of Ningbo Dragon Packaging
Technology Co., Ltd. ("Dragon Packaging"). Dragon Packaging, established in
August 2002, is located in Ningbo, China, in close proximity to the headquarters of Ningbo Dragon. Dragon Packaging had no operations at the time of the acquisition. Ningbo Dragon acquired the assets of Dragon Packaging, notably land use rights valued at $2,494,247. Under the terms of the agreement Ningbo Dragon assumed land use rights of $2,494,247, other assets of $1,306,588, and debt of
$1,007,329. The other assets of $1,306, 588 consisted of cash, prepaid expenses, other receivables, fixed assets and deferred assets. At the time of the acquisitions we held a due from related party of $2,793,506. We acquired Dragon
Packaging in exchange for the waiver of the $2,793,506 owed to us. As a result
Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon.

         On August 1, 2006 Ningbo XinYi Paper Product Industrial Co., Ltd.
changed its name to Ningbo Dragon Packaging Technology Co., Ltd., ("Dragon
Packaging"). We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets was equal to the purchase price.

         On June 30, 2006, the Dragon Nevada acquired Shanghai JinKui Packaging
Material Co., Ltd. ("JinKui"). JinKui, established April 13, 2004, is located in
Shanghai, China and is a manufacturer of packaging materials for the pharmaceutical and food industry. JinKui manufactures a series of blister packs employed in the packaging of pharmaceutical products. JinKui has received the
Good Manufacture Practice ("GMP") status from the Chinese State Food and Drug
Administration ("SFDA") and ISO9000 Quality Assurance System. Dragon Nevada
issued 8,095,574 shares of common stock, based on the fair value of each share at $0.141 per share, equaling the $1,141,476 equity of JinKui on the date of acquisition. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

BUSINESS

         Dragon International Group Corp. ("we," "our," "us," "Dragon" or
"Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.
Our operations are conducted through subsidiaries located in the Peoples
Republic of China (the "PRC").

         We are a manufacturer and distributor of a variety of paper products and packaging materials. Ningbo Dragon established in 1997, is located in
Ningbo, of the Zhejiang Province in China, approximately 200 miles south of
Shanghai. The main consumers of our products are packaging companies for the tobacco industry, cosmetics industry, pharmaceutical industry, and the beverage industry. Our products are used both as a finished product and as well as a raw material to manufacture a variety of paper products and packaging materials.

         Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture and distribution of paper and pulp related products.

         Our subsidiaries include:

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

         - Wellton International Fiber Corp., ("Wellton") is a 51% owned subsidiary of Dragon Nevada, which we acquired on June 29, 2007.

Below is an organization chart of Dragon Nevada:

         Our operations are conducted through Ningbo Dragon International Trade
Co., Ltd. ("Ningbo Dragon"), our wholly owned subsidiary. Ningbo Dragon, established in 1997, is located in the Zhejiang Province of Ningbo in China, approximately 200 miles south of Shanghai. Ningbo Dragon is involved in the pulp and paper packaging material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin
Special Paper Co., Ltd. ("Yonglongxin") which holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang'ai
Village in Ningbo, China 315040; Yonglongxin operates the Xianyang Naite
Research & Development Center ("R&D Center"), created to develop, design and improve production methods in the specialty packaging industry in China. (ii)
Hangzhou Yongxin Paper Co., Ltd. ("Yongxin") manufactures, sells, and distributes cigarette packaging materials, (iii) Ningbo Dragon Packaging
Technology Co., Ltd. ("Dragon Packaging"), is a manufacturer of specialized packaging materials products for the pharmaceutical and food industry, and (iv)
Shanghai JinKui Packaging Material Co., Ltd. ("JinKui"), is a manufacturer of specialized packaging products for the pharmaceutical and food industry. On June
29, 2007 Dragon Nevada acquired a 51% equity owenship interest in Wellton
International Fiber Corp. ("Wellton"). Wellton operates as an agent of pulp and related paper products. Revenues are derived solely from operations within
China, where it acts as an agent and supplier for two categories of goods: paper pulp and waste paper. Unless otherwise indicated, all references to our Company in this report include our subsidiary companies.

         Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon") formerly known as Ningbo Anxin International Trade Co., Ltd. operates as an agent of pulp and paper goods. Ningbo Dragon resells pulp and paper products manufactured overseas and distribute these products within China.

Ningbo City Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin")
-------------------------------------------------------------------------

         Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin"), is a
manufacturer of specialty paperboard products. It operates a factory in Fuming
County of the Zhang'ai Village in Ningbo, China.

         The main clients of Yonglongxin are manufacturing facilities that provide packaging materials for cigarettes, wines and cosmetics. Our principal customers for these products include Jiangsu Dare Danyang Printing Corporation,
Hubei Jinsanxia Printing Limited Corporation, Xuzhou Huayi Colorful Printing
Limited Corporation and Ningbo Tiancheng Printing Limited Corporation. None
account for 10% or more of our annual revenues during our fiscal years ended
June 30, 2007 or 2006.

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

Hangzhou Yongxin Paper Co., Ltd. ("Yongxin")
--------------------------------------------

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

Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
-----------------------------------------------------------------

         Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
formerly known as Ningbo XinYi Paper Product Industrial Co., Ltd. ("XinYi"), is
involved in the paper industry, operating a manufacturing facility of pulp and paper products. Ningbo Dragon acquired 100% of Dragon Packaging on June 1, 2005.
Under the terms of the agreement Ningbo Dragon assumed land use rights with a value of $2,494,247, other assets of $1,306,588, and debt of $1,007,329. As a result of this acquisition Ningbo Dragon acquired land use rights and will construct a new manufacturing facility. On the land acquired in the agreement dated June 1, 2005 with Dragon Packaging, Ningbo Dragon constructed a new 91,000 square foot manufacturing facility.

         The total cost of the facility was approximately $1,500,000. We used proceeds from an offering of securities to fund the cost of the construction.

Shanghai JinKui Packaging Material Co., Ltd. ("JinKui")
-------------------------------------------------------

         Shanghai JinKui Packaging Material Co., Ltd. ("JinKui") is a
manufacturer of packaging materials for the pharmaceutical and food industry.
JinKui manufactures a series of blister packs employed in the packaging of pharmaceutical products. JinKui has received the Good Manufacture Practice
("GMP") status from the Chinese State Food and Drug Administration ("SFDA") and
ISO9000 Quality Assurance System. Demand for pharmaceutical packaging materials is directly related to the demand for pharmaceutical products. China, similar to global markets, has witnessed a rise in demand for pharmaceutical products. As pharmaceutical products become more advanced they tend to require increase protection in the form of packaging. Various pharmaceuticals will require packaging that protects from moisture, oxygen, air, light and heat to maintain the quality of the product.

         On June 30, 2006, we acquired 100% of JinKui via a share exchange agreement. Under the terms of the agreement Dragon Nevada issued 8,095,574 shares of common stock of Dragon Nevada to JinKui equal in value to the shareholder equity of JinKui of $1,141,476. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No.141. JinKui, established in 2004, is now a wholly owned subsidiary of Ningbo Dragon.

         JinKui's principal customers include Hunan Prince Milk Group, Jilin
Province Wutai Pharmaceutical Group and India Amaratara PVT Ltd. JinKui
principal suppliers include Lotte Aluminum Co., Ltd., Honeywell (China) Co.,
Ltd. and Shanghai Aluminum Products Co., Ltd.

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

         o Aluminum-aluminum packing structure cold forming compound aluminum hard chip: Cold-forming compound aluminum hard chip. This type of blister pack can be used as the low-density packing materials for medication tablet, capsules, pills, powders, suppositories and products for medical diagnosis.

         o Aluminum-plastic-aluminum structure packing cold-forming compound aluminum hard chip aluminum hard chip: Cold-forming compound aluminum hard chip.
This type of blister pack can be used as the high density packing materials for medication tablet, capsules, pills, powders, suppositories and capsules. The typical application is the packaging for the foods of Golden Partner.

         o Double-aluminum compound packing film AL/PE. This type of blister pack can be applied to the low-density tablets, capsules, suppositories, and particles.

         o Double-aluminum compound packing film PET/AL/PE. This type of blister pack can be applied to the low-density tablets, capsules, suppositories, and particles.

         o Paper-aluminum compound packing film. This type of blister pack can be applied to packing for powders, particles, pastes, glues, and liquids.

         o Aluminum foil for drug blister packing (PTP aluminum foil). This type of blister pack can be applied to blister packing for medication tablet, capsules, pills, powders, suppositories and mini-foods/candies.

         o Aluminum foil for drug blister packing. This type of blister pack can be applied to blister packing for medication tablet, capsules, pills, powers, suppositories and mini-foods/candies.

PRODUCTS

         Ningbo Dragon and our subsidiaries manufacture, process, and distribute an assortment of paper products and packaging materials. Ningbo Dragon acts as a manufacturer and distributor of paper and packaging products manufactured within the organization domestically as well as a distributor of paper and packaging products manufactured domestically and abroad. The two primary contributors of our business is the distribution of paper and packaging products manufactured by global manufacturing companies. Ningbo Dragon has a sales and distribution network covering East China and South-East China including the city of Shanghai as well as the following provinces: Anhui, Shandong, Jiangsu, Zhejiang, Fujian,
Jiangxi, Hubei, and Yunan.

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
CCB") is manufactured by Asia Pulp and Paper Group. From time to time, Ningbo
Dragon will distribute grades of Solid Bleached Sulfate ("SBS") manufactured domestically in China. Domestic manufacturers in China have increased their use of SBS produced domestically as a raw material packaging product. The main attractions of domestic SBS are cost and availability. While domestic grades of
SBS are less expensive than forms of SBS imported from other countries, domestic grades of SBS are easier to obtain than imported forms of SBS.

         Presently, Ningbo Dragon has no plans to increase sales of domestic SBS as management needs more data to ascertain the market acceptance for this product. However, in the event we continue to witness an increase in the general acceptance for domestic products such as SBS, Ningbo Dragon may reevaluate its position to emphasize the use of domestic products as a raw material. Ningbo
Dragon estimates they could develop relationships with local manufacturers to obtain the products domestically. For example, Ningbo Dragon has identified
Ningbo Zhong' Hua Paper Co., Ltd. ("Zhong' Hua"), a manufacturer of SBS in
China, as a potential supplier. In the event that we determine it to be a viable product, management believes that Zhong' Hua will be able to provide a stable supply of SBS. Presently, there is no agreement or contract with Zhong' Hua.

         Federal SBS, Hang Kong CCB and composite paperboard account for approximately 4.2%, 50.6% and 29.8% respectively, of our total annual revenues for fiscal 2007.

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

         For the fiscal year ended June 30, 2007 our annual domestic sales of solid bleached sulfate both domestic grades as well as Federal SBS manufactured by IP was approximately 860 tons.

         Ningbo Dragon has been an agent for International Paper Pacific
Millennium Limited, ("IPPM") and products manufactured by International Paper
Company ("IP") since 1994. As such, management believes that Ningbo Dragon has developed a stable relationship with IPPM. Ningbo Dragon is not an exclusive agent of IPPM or IP. Management of Ningbo Dragon believes this relationship places Ningbo Dragon in a favorable position among other domestic agents of
Federal SBS. Distribution agents for pulp and paper products may have difficulty securing a relationship with a company such as IPPM. Although IPPM is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IPPM. As such it will be difficult for new local agents to emerge and establish a relationship with IPPM in the near future. However, competition is strong and local agents continue to seek a relationship with
IPPM, especially due to the quality of its products.

HANG KONG CCB

         Hang Kong Cast Coated Board ("Hang Kong CCB") is manufactured by Asia
Pulp and Paper Group ("APP"). The Hang Kong CCB we distribute is manufactured mainly in Indonesia. Hang Kong CCB is made from paper pulp. Hang Kong CCB is a packaging material that is white, smooth and glossy and is used as an external packaging material for products such as cigarette boxes, cosmetics, and wine.
Ningbo Dragon distributes Hang Kong CCB throughout East China and Southeast
China. Ningbo Dragon has been an agent of APP since 1998. Ningbo Dragon is not an exclusive agent of APP. There are no material contracts between APP or their affiliates and us. In the event we enter into any material contracts, the agreements will be filed with the Securities and Exchange Commission.

         The principal customers of Hang Kong CCB are mainly cigarette manufacturers, and facilities related to the manufacture of cigarettes.
Presently Ningbo Dragon distributes Hang Kong CCB mainly in the eastern regions of China. Recently, Ningbo Dragon has commenced efforts to develop the market in
South China and the Yunnan Province. As a result of our efforts, Ningbo Dragon has established new customer relationships in the Hubei and Yunnan Provinces

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

         Composite paperboard is packaged and the transported by truck. Shipping is provided by Shanghai Hongyuan Logistics Co., Ltd. and the cost is calculated according to the tons of freight. While we ordinarily use the services of
Shanghai Hongyuan Logistics Co., Ltd., we are free to use alternative trucking resources. The logistics company bears the risk during the transportation.

         Yonglongxin manufactures four primary types of composite paperboard:

         o  Golden or Silver paperboard
         o  Holographic paperboard
         o  Mirror-like paperboard
         o  Transferring paperboard

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

"ZHONG' HUA" SBS

         We have witnessed a slight increase in the general acceptance of raw materials produced within China. While there are no industry statistics available to support our belief, in our estimation the general quality of solid bleached sulfate produced domestically in China has been improving gradually. As a result, domestic manufacturers in China have increased their use of SBS produced domestically as a raw material packaging product. The main attractions of domestic SBS are cost and availability. While domestic grades of SBS are less expensive than forms of SBS imported from other countries, domestic grades of
SBS are easier to obtain than imported forms of SBS.

         Presently, Ningbo Dragon has no plans to increase sales of domestic SBS as management needs more data to ascertain the market acceptance for this product. However, in the event we continue to witness an increase in the general acceptance for domestic products such as SBS, Ningbo Dragon may reevaluate its position to emphasize the use of domestic products as a raw material. Ningbo
Dragon estimates they could develop relationships with local manufacturers to obtain the products domestically. For example, Ningbo Dragon has identified
Ningbo Zhong' Hua Paper Co., Ltd. ("Zhong' Hua"), a manufacturer of SBS in
China, as a potential supplier. In the event that we determine it to be a viable product, management believes that Zhong' Hua will be able to provide a stable supply of SBS. Presently, there is no agreement or contract with Zhong' Hua.

         As of now, we do not perceive or expect any trends or uncertainties that are expected to have a material effect on our revenues

WATERPROOF ART PAPER

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

CURRENT PRODUCT MIX

         As of June 30, 2007, Federal SBS, Hang Kong CCB and composite paperboard account for approximately 4.2%, 50.6% and 29.8%, respectively, of our total annual revenues.

         Currently, our products are comprised of Federal SBS, SBS, CCB and composite paperboard. Ningbo Dragon does not have any plan to discontinue these products. Although sales of domestically produced SBS have gradually increased due to increased quality overall, the domestic products will not replace imported products in the near future. We expect that customers will continue to demand the highest quality grades. Furthermore, foreign manufacturers will seek to maintain their current market share despite competition from domestic manufacturers. In response to increased demand, foreign manufacturers may offer incentives to customers in an effort to maintain their market share. There can be no assurances that such incentives will be available in the future, or if available, that such incentives will result in improved margins.

SALES AND MARKETING

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

         Ningbo Dragon markets Hang Kong CCB and domestically produced cast coated board through 4 channels:

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

SUPPLIERS

         Ningbo Dragon distributes pulp and paper products within China. Ningbo
Dragon distributes Federal SBS obtained from International Paper Pacific
Millennium Limited. International Paper Pacific Millennium Limited acts as an agent in the Asia region for International Paper Company. Federal SBS is manufactured by International Paper Company. We obtain products which are manufactured by IP from International Paper Pacific Millennium Limited. We are not an exclusive agent of International Paper Pacific Millennium Limited and we
do not deal directly with IP. There are no material contracts between IP or their affiliates and us. In the event we enter into any material contracts, the agreements will be filed with the Securities and Exchange Commission.

         Ningbo Dragon distributes Hang Kong Cast Coated Board ("Hang Kong CCB")
within China throughout East China and Southeast China. Hang Kong CCB is manufactured by Asia Pulp and Paper Group ("APP"). The Hang Kong CCB we
distribute is manufactured mainly in Indonesia. Hang Kong CCB, made from paper pulp, is a packaging material that is white, smooth and glossy used as an external packaging material for products such as cigarette boxes, cosmetics, and wine. Ningbo Dragon has acted as an agent of APP since 1998. Ningbo Dragon is not an exclusive agent of APP. There are no material contracts between APP or their affiliates and us. In the event we enter into any material contracts, the agreements will be filed with the Securities and Exchange Commission.

INTERNATIONAL PAPER COMPANY AND ASIA PULP AND PAPER GROUP

         Ningbo Dragon distributes pulp and paper products within China. Ningbo
Dragon distributes Federal SBS obtained from International Paper Pacific
Millennium Limited. International Paper Pacific Millennium Limited acts as an agent in the Asia region for International Paper Company. Federal SBS is manufactured by International Paper Company. We obtain products which are manufactured by IP from International Paper Pacific Millennium Limited. We are not an exclusive agent of International Paper Pacific Millennium Limited and we
do not deal directly with IP.

         Ningbo Dragon distributes Hang Kong Cast Coated Board ("Hang Kong CCB")
within China throughout East China and Southeast China. Hang Kong CCB is manufactured by Asia Pulp and Paper Group ("APP"). The Hang Kong CCB we
distribute is manufactured mainly in Indonesia. Hang Kong CCB, made from paper pulp, is a packaging material that is white, smooth and glossy used as an external packaging material for products such as cigarette boxes, cosmetics, and wine. Ningbo Dragon has acted as an agent of APP since 1998. Ningbo Dragon is not an exclusive agent of APP.

         There are no material contracts between IP or APP or their affiliates and us. In the event we enter into any material contracts, the agreements will be filed with the Securities and Exchange Commission.

         Management believes the acquisitions of Yonglongxin and Dragon
Packaging should support our efforts to increase manufacturing capacity internally. In turn this increased capacity should serve to limit our dependence on foreign manufactured goods, while attaining a level of control on the quality, price and availability of our products.

RAW MATERIALS

         The principal suppliers for the raw material components of composite paperboard are IP, APP and Taiwan Guangqun. Ningbo Dragon has stable relationships with each of its suppliers. Management believes Ningbo Dragon should continue to enjoy a productive relationship with its suppliers in the foreseeable future.

         We have witnessed a slight increase in the general acceptance of raw materials produced within China. While there are no industry statistics available to support our belief, in our estimation the general quality of solid bleached sulfate produced domestically in China has been improving gradually. As a result, our management believes that domestic manufacturers in China have increased their use of SBS produced domestically as a raw material packaging product. In our management's opinion, the main attractions of domestic SBS are cost and availability. While domestic grades of SBS are less expensive than forms of SBS imported from other countries, our management believes that domestic grades of SBS are easier to obtain than imported forms of SBS.

         Presently, Ningbo Dragon has no plans to increase sales of domestic SBS as management needs more data to ascertain the market acceptance for this product. However, in the event we continue to witness an increase in the general acceptance for domestic products such as SBS, Ningbo Dragon may reevaluate its position to emphasize the use of domestic products as a raw material. Ningbo
Dragon estimates they could develop relationships with local manufacturers to obtain the products domestically. For example, Ningbo Dragon has identified
Ningbo Zhong' Hua Paper Co., Ltd. ("Zhong' Hua"), a manufacturer of SBS in
China, as a potential supplier. In the event that we determine it to be a viable product, management believes that Zhong' Hua will be able to provide a stable supply of SBS. Presently, there is no agreement or contract with Zhong' Hua.

         As of now, we do not perceive or expect any trends or uncertainties that are expected to have a material effect on our revenues, income from continuing operations or liquidity.

MANUFACTURING

         The following is a general overview of the manufacturing process for the various grades of composite paperboard. Yonglongxin manufactures the following grades: holographic paperboard, mirror-like paperboard, aluminum foil paperboard, pearl paperboard and transferring paperboard. Machinery can be formatted to manufacture multiple forms of paper goods. As machinery is reset to manufacture different forms of paper, the machinery must be shut down temporarily halting production. As set forth below, Yonglongxin operates as a civil welfare factory, under Chinese business regulations. As such, Yonglongxin enjoys favorable tax status. The factory operates two shifts per day, each shift requiring 14-15 workers. Each shift has four machinists present for each product line. The quality of the output is determined by the quality of the raw material, the machinery, and the experience of the machinists. At each step the product is inspected by our internal quality control systems to ensure quality requirements.

         The term "civil welfare factory" defines a factory which employs physically handicapped employees. Companies which operate a recognized civil welfare factory are eligible to receive benefits such as tax incentives. The
Civil Administration Department is responsible to designate a facility as a civil welfare factory. In order to be recognized as a civil welfare factory, at least 35% of the labor force must be comprised of physically handicapped employees. Companies whose labor force consists of less than 50% handicapped employees are entitled to a partial or full tax refund. Companies whose labor force consists of more than 50% handicapped employees are entitled to a full tax refund regardless of the performance of the operations. The specific refund amount is determined by the Administration of Taxation of the respective provincial government. Yonglongxin operates a civil welfare factory of which more than 50% of our staff is physically handicapped and as such has received approval from the respective authority in China to receive a full tax refund.

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

         We have made efforts to update and grow our manufacturing base. The acquisitions of Yonglongxin and Dragon Packaging should support our efforts to increase manufacturing capacity. The proceeds derived from our recent sales of securities have provided resources allowing us to update facilities with new machinery and additional production lines. We would like to decrease our dependence on foreign manufacturing. In the event we can establish a solid manufacturing presence, offering products of similar quality, we will alleviate our dependence on foreign manufacturers. In addition, we may realize reduced costs by developing our own manufacturing operations.

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

         We have established an internal research and development program with the acquisition of Yonglongxin and the R&D Center. This research and development program could lead to the creation of new innovative products. New innovative products could command a higher profit margin in the industry. However, there is no guarantee that the program will generate new products and there can be no assurances that any new products will receive a favorable reception in the industry.

INDUSTRY BACKGROUND

         The global paper market remains a growth industry. Management believes that China represents a significant opportunity due the lack of supply and rapidly growing demand. From 1991 to 2002, the consumption of paper and paper board grew at 8.94% and 9.57% annually in China, respectively. As of the date of this report, the production and consumption volume of paper and paper board in
China is only second to the United States in the world. Due to the growing demand within China and support from national policy, this industry has been expanding since 2004. From 2004 to 2006, the consumption of paper increased by
20,000,000 tons. It is estimated that the demand for paper and paper related products will be at 14-15% per year. This information has been derived from
http://www.bisenet.com/Article/200703/24942.html.

COMPETITION

         The pulp and paper industry is highly competitive and includes both small companies as well as large, diversified firms. Many of our competitors possess greater financial, technical and marketing capabilities than us. The industry is not dominated by any one firm.

         The principal competitor for SBS and CCB products in China is Ningbo
Zhuoli Corporation.

         There are three principal competitors for our composite paperboard product, including Xinglian Aluminum Foil Co., Ltd., a subsidiary of Jiangsu
Dare Group, Nanjing Gold Foil Co., Ltd. and Shanghai Lvxin Packaging Co., Ltd.

         While no assurances can be provided, management seeks to emerge as a market leader in all our product categories. However, a large number of established and well financed entities are active in our industry. Nearly all such entities have financial resources, technical expertise and managerial capabilities similar to ours and, consequently, we expect that our industry will remain very competitive in the foreseeable future.

         Ningbo Dragon faces competition in a number of areas. It has been an agent for IPPM in the distribution of IP products on a non exclusive basis since
1994. Although non-exclusive in nature, management believes that we have developed a stable relationship with IPPM and this relationship places Ningbo
Dragon in a favorable position among other domestic agents of Federal SBS.
Global agents for pulp and paper products may have difficulty securing a relationship with a company such as International Paper Company. Although IPPM is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IPPM. As such it will be difficult for new local agents to emerge and establish a relationship with IPPM in the near future. However, competition is strong and local agents continue to seek a relationship with IPPM, especially due to the quality if its products.
Furthermore, IP may decide to develop an internal sales and distribution network in China. We do not feel this event will occur, as the process will be very costly and time consuming. There are no material contracts between IP or their affiliates and us. In the event we enter into any material contracts, the agreements will be filed with the Securities and Exchange Commission.

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
There are challenges in obtaining the confidence of a reputable company such as
APP. As such it may be difficult for new local agents to emerge and establish a relationship with APP in the near future. However, competition is strong and local agents continue to seek a relationship with APP, especially due to the quality of its products. . There are no material contracts between APP or their affiliates and us. In the event we enters into any material contracts, the agreements will be filed with the Securities and Exchange Commission. Our main competitor in this product category is Ningbo Zhuoli Corporation.

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

         The major competitors in the pharmaceutical packaging industry in China are Shanghai HaiShun Packaging Material Co., Ltd. and Shantou Beihai Packaging
Material Co., Ltd.

         Dangyang Xinglian Aluminum Limited Corporation and Shanghai Luxin
Packing Material Corporation are our major competitors on compound paper products.

         According to the website www.luxinevotech.com, Shanghai Luxin Packing
Material Corporation has generated comprehensive revenues of $44,923,033 (RMB
340,000,000, ratio $1:RMB 7.5685) in 2006, and anticipates its revenues for fiscal year 2007 to reach approximately $70,000,000 (RMB 530,000,000)

         Ningbo Dragon and its subsidiaries have established a distribution network, giving us the advantage of reaching a large amount of customers over a vast region.

         We consider our products to be diverse within the industrial paper and packaging industry, allowing us the advantage of attracting a broad customer base.

         As incentive we generally offer customers relatively longer payment terms than our competitors. Depending on the product category, the credit period is between 90-120 days as opposed to our competitors, who traditionally extend payment terms of 90 days.

         We also believe that we exhibit quick delivery of products and we dedicate significant resources to our technical and customer support. This dedication to customer service helps differentiate us from our competition.

RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred and amounted to
$1,517 and $ 1,773 and for the fiscal years ended June 30, 2007 and 2006 respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.

PATENTS AND TRADEMARKS

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

         Shanghai JinKui Packaging Material Co., Ltd. filed a patent with the
People's Republic of China Intellectual Property Bureau in March 2006 for two
new manufacturing patents and two new invention patents. As is customary in the
PRC, companies couple their intellectual property patent submissions based on two different criteria, one being an invention patent and the other being a manufacturing patent. Typically, the approval process for manufacturing patent applications is a minimum of twelve months, and the approval process for technological or invention patent applications can take as long as 24 months.
Below are the applications submitted by JinKui.

         Multiple Layers Aluminum blister packing chip applied in March 2006.

         o  Manufacturing patent application number: 200610049813.5
         o  Technology/Invention patent application number: 200620101646.9

         Multiple Layers Aluminum blister packing foil applied in March 2006.

         o  Manufacturing patent application number: 200610049812.0
         o  Technology/Invention patent application number: 200620101648.9

EMPLOYEES

         As of October 15, 2007, we employed the following:

                                                                       No. of
         Function                                                      Employees
         --------                                                      ---------

         Management and administration ................................       34
         Manufacturing, including quality control, and production .....       84
         Research and development .....................................        6
         Sales and marketing ..........................................       21
         Purchasing ...................................................        2
         Accounting ...................................................        4
         Logistics and technical ......................................       10
                                                                       ---------
         Total ........................................................      161

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

RECENT EVENTS

         On March 28, 2007, Dragon International Group Corp. along with its subsidiaries including Ningbo Dragon International Trade Co., Ltd., Ningbo City
Jiangdong Yonglongxin Special Paper Co., Ltd., Hangzhou Yongxin Paper Co., Ltd.,
and Ningbo Dragon Packaging Technology Co., Ltd. moved to the newly completed facility located at No. 201, Guangyuan Road, District C, Investment Pioneering
Park Jiangbei, Ningbo, China 315033. The telephone number at this location is
86-574-83070703.

         Ningbo Dragon owns the new facility. Ningbo Dragon invested approximately $1,500,000 to construct the new facility. This facility consists of a total of 91,000 square feet consisting of approximately 20,000 square feet of office space, approximately 17,000 square feet of warehouse space;
approximately 40,000 square feet for manufacturing, and approximately 14,400 square feet utilized as a dormitory for Ningbo Dragon's employees.

         On January 16, 2007, Dragon Nevada entered into an agreement whereby it agreed to purchase fifty-one (51%) percent of the issued and outstanding common stock of Wellton International Fiber Corp., a corporation organized under the laws of the British Virgin Islands. On June 29, 2007, the parties to this first agreement executed an agreement on substantially the same terms which served to finalize the terms of the transaction. Under the final agreement, Dragon Nevada acquired 51% of Wellton in exchange for 51% of the value of the net tangible assets of Wellton as stated on the unaudited financial statements as of March
31, 2007. On June 29, 2007 the acquisition closed; Dragon Nevada acquired 51% of the issued and outstanding common stock of Wellton in exchange for an aggregate of 8,186,029 shares of Dragon Nevada's common stock, valued at $573,022 in the aggregate. Following the closing, York Smooth, Ltd., a limited liability company organized under the laws of China, retains a 49% equity interest in Wellton.

         On March 12, 2007 Shanghai JinKui entered into a purchase contract with
Hunan Prince Milk Group. Under the terms of the purchase contract Hunan Prince
Milk Group will purchase 500 tons of food packaging aluminum compound paper for a total purchase price of $2,300,000. The purchase contract is for a term of one year. Hunan Prince Milk Group will purchase double layer, food packaging aluminum compound paper, developed by JinKui.

WELLTON INTERNATIONAL FIBER CORP. ("WELLTON")

         Wellton International Fiber Corp. was created in February 2002 as a company organized under the laws of the British Virgin Islands (Wellton", or
"WIF"). Wellton operates as an agent of pulp and related paper products. We act as an agent and supplier for two categories of goods: paper pulp and waste paper. Primarily, Wellton customers are manufacturers of paper and related products. Ordinarily Wellton customers will utilize the services of Wellton to purchase both paper pulp and waste paper. Wellton services a diverse customer base; no customer represents more than 10% of our revenues.

         Wellton primarily distributes two products; paper pulp and waste paper.
The majority of Wellton's customers purchase both products using the services of
Wellton. Paper pulp and waste paper are raw materials used to manufacture paper related products such as packaging products, office paper and other paper related products.

         Mr. Kung Ming ("Eric") Kuo, the General Manager of Wellton joined
Wellton International Fiber Corp in February 2002 as general manager. Prior to joining Wellton International Fiber Corp, Mr. Kuo was employed by Pacific
Millennium Paper Company from January 1992 thru January 2002 as our general manager. Mr. Kuo has 15 years of experience in the paper and pulp industry. Mr.
Kuo graduated from Taiwan Marine & Oceanic University in June 1974.

Operations of Wellton

         Wellton, a BVI company, has one employee, Kung Ming Kuo. Mr. Kuo will act as our general manager, supervising the operation of third party vendors for sales and administration. Wellton utilizes the services of third parties to conduct its business operations in China. Wellton utilizes Woodland Paper Agency
Co., Ltd. for administrative functions such as invoicing, collections, letter of credits, and logistics. Wellton utilizes the services of WeiDeng Shanghai Paper
Agency Co., Ltd for sales related efforts. Mr. Kuo operates from the offices of
WeiDeng and Woodland spending approximately 75% of his time at WeiDeng and 25%
of his time at Woodland. Mr. Kuo monitors the performance of both Woodland and
WeiDeng.

Woodland Paper Agency Co., Ltd.

         Woodland Paper Agency Co., Ltd., a Chinese limited liability company, was formed in April 2002, ("Woodland"). Woodland is located in Hong Kong.
Woodland performs administrative functions such as L/C processing, bookkeeping, logistics and documentation. Wellton pays a fixed monthly fee of $10,000 as an agency fee ($120,000/year) and a management fee of $8,000 a year to Woodland.
Woodland is owned by Rebecca Chung and Jeffrey Ho, with Ms. Chung holding a 90%
ownership interest and Mr. Jeffery Ho holding a 10% ownership interest. Rebecca
Chung and Jeffrey Ho are not shareholders or employees of Wellton. Woodland has three employees; Rebecca Chung, Jeffrey Ho, and an administrative assistant. Mr.
Kuo spends approximately 75% of his time at Woodland locations to monitor the activities of Woodland as they relate to Wellton,

WeiDeng Shanghai Paper Agency Co., Ltd.

         WeiDeng Shanghai Paper Agency Co., Ltd., a Chinese limited liability company, was founded on February 16, 2002 by Mr. Ming Xu ("WeiDeng"). WeiDeng
acts as a sales agent for pulp and related paper products in China. WeiDeng acts as the primary sales agent for Wellton. Mr. Kuo monitors the activities of
WeiDeng. WeiDeng has eleven fulltime salespeople. Wellton pays WeiDeng a fixed sales agency fee of $240,000.

GOVERNMENT REGULATION

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

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to
China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

CONSULTANT

         On February 15, 2006, we entered into a one year consulting agreement with Skyebanc, Inc. for consulting services. In connection with this consulting agreement, we issued common stock purchase warrants to purchase 500,000 shares of common stock at an exercise price of $.15 per share. The common stock purchase warrants expire on February 15, 2011. The fair market value of these common stock purchase warrants of $71,243 was recorded as deferred compensation, to be amortized over the service period. The common stock purchase warrants'
value was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

         Under the terms of the agreement, Skyebanc, Inc. as our non-exclusive financial advisor. Skyebanc, Inc. provided financial and other general advice as an investment banker with a specific focus on business development, including, advice relating to capital structure, cost of capital, general business strategic planning, competitive landscape and general industry issues, with a view toward maximizing shareholder value. We engaged Skyebanc to assist in the formulation of a restructuring of its debt and to solicit the plan to the debtholders. Additionally we relied on Skyebanc for general corporate guidance for various financial matters as they. This agreement did not cover transactions, if any, nor did it address financing in the public or private markets. These services, if requested, shall be subject to a separate agreement and were expressly not addressed in this agreement.

         On January 15, 2007 we entered into a finder agreement with Skyebanc.
As compensation for services related to our January 2007 private placement we paid a finder fee of $5,500 and granted common stock purchase warrants to purchase 111,112 shares of common stock exercisable at $.125 per share for a period of five years.

         In January 2006 we entered into a three year agreement with China
Direct Investments, Inc. Under the terms of the current agreement, China Direct
Investments has been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosure. As compensation for its services, we issued China Direct
Investments, Inc. an aggregate of 6,000,000 shares of common stock and common stock purchase warrants to purchase 4,700,000 shares exercisable at $.15 per share for a period of 5 years. The agreement may be terminated by either party upon 30 days notice. Pursuant to this agreement, we issued 4,890,000 of these shares of common stock to Capital One Resource Co., Ltd. a subsidiary of China
Direct, Inc.

RISK FACTORS

         Our business and operations are subject to numerous risk factors, including the following:

                          RISKS RELATED TO OUR COMPANY

IF WE WERE TO LOSE THE SERVICES OF ANY OF OUR EXECUTIVE OFFICERS, OUR BUSINESS
AND OPERATIONS WOULD BE MATERIALLY ADVERSELY EFFECTED.

         The success of our Company is largely dependent on the personal efforts of our executive officers, specifically David Wu, our Chief Executive Officer,
President and Chairman of the board of directors, Xuejun Chen, our vice president and director, Ms. Xiali Gan, our Chief Financial Officer and director, and Mr. Kung Ming Kuo, the General Manager of Wellton. The loss of the services of either of these members of management would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

IF WE WERE TO LOSE THE SERVICES OF KEY PERSONS RESPONSIBLE FOR THE MANAGEMENT,
SALES, MARKETING AND OPERATIONS EFFORTS OF OUR SUBSIDIARIES, OUR BUSINESS AND
OPERATIONS WOULD BE MATERIALLY ADVERSELY EFFECTED.

         Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel at our subsidiaries who perform key functions in the operation of our business.
Specifically we have identified Mr. Zhongming Yang, the vice general manager of
Yongxin subsidiary and Mr. Feng Yang, vice general manager of our JinKui subsidiary and Eric Kuo, general manager of our Wellton subsidiary as key employees. Mr. David Wu our President and President is the general manager of our Ningbo Dragon Packaging Technology Co., Ltd. subsidiary, our Ningbo Dragon
International Trade Co., Ltd. subsidiary, and our Yonglongxin subsidiary. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations and the results of operations at these subsidiaries could be adversely impacted.

WE MAY NOT SUCCESSFULLY TRANSITION THE INTERNAL OPERATIONS OF COMPANIES WHICH WE
ACQUIRED IN THE PRC FROM THEIR PRIOR STATUS AS PRIVATELY HELD CHINESE COMPANIES
TO THEIR CURRENT STATUS AS SUBSIDIARIES OF A PUBLICLY-HELD U.S. COMPANY.

         Since 2005 we acquired a 100% equity ownership interest in each of
Yonglongxin, Dragon Packaging, and JinKui, a 60% equit ownership of Yongxin, and a 51% equity ownership interest in Wellton. While we have reasonable expectations that the core operations of these companies will continue as they have historically, our acquisition of these companies provides certain challenges for our company. In order to successfully integrate each of these companies into Dragon Nevada, and ensure that we timely meet our reporting requirements under the Securities Exchange Act of 1934, we will need to upgrade both the internal accounting systems, as well as educate each of their staffs as to the proper collection and recordation of financial data. If we are unable to properly and timely integrate the disclosure and accounting operations of these subsidiaries into our company, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the
Securities and Exchange Commission, could be in jeopardy. Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board which could adversely affect a security holder's ability to resell his investment in our company.

IF WE ACQUIRE COMPANIES IN THE FUTURE, WE WILL LIKELY ISSUE SECURITIES IN SUCH
TRANSACTIONS, WHICH WILL RESULT IN SIGNIFICANT DILUTION TO EXISTING HOLDERS OF
OUR SECURITIES.

         We continue to seek acquisition candidates. In the event we reach agreements to acquire these candidates, the cost to acquire these candidates will most likely include the issuance of our securities. As a result, the percentage ownership of our company held by existing security holders will be reduced and those security holders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. As we will generally not be required to obtain the consent of our security holders before entering into acquisition transactions, security holders are dependent upon the judgment of our management in determining the number of, and characteristics of stock issued as consideration in an acquisition.

THE TERMS OF OUR JANUARY 2007 FINANCING MAY MAKE IT MORE DIFFICULT FOR US TO
RAISE CAPITAL IN THE FUTURE.

         Under the terms of January 2007 Private Placement, we contractually agreed to a number of covenants which may make it more difficult for our company to raise capital as needed. These covenants include:

         Until February 28, 2009, except for the registration statement filed in relation to the January 2007 offering, we will not file any registration statements or amend any previously-filed registration statements to increase the amount of common stock registered therein, without the consent of the private placement investors, subject to certain exceptions for employee stock purchase plans.

         Until February 28, 2009, we may not enter into agreements to or issue any equity, convertible debt or other securities convertible into common stock or equity or modify any of the foregoing which may be outstanding at anytime, without the prior written consent of the private placement investors.

         Until February 28, 2008, we may not enter into any equity line of credit or similar agreement, nor issue or agree to issue any floating or variable priced equity linked instruments nor any of the foregoing or equity with price reset rights, without the prior written consent of the private placement investors.

         We may not file any registration statements without the consent of the private placement investors until the sooner of 2 years from the effective date of the registration statement filed in connection with the January 2007 offering is a part or until all the shares, including the shares underlying the warrants sold in such offering, have been resold or transferred by the purchasers pursuant to such registration statement or Rule 144 of the Securities Act of
1933, without regard to volume limitations.

         Because we have no control over when the registration statement filed in connection with the January 2007 Private Placement will be declared effective by the SEC, it is possible that we will need to raise additional capital prior to the expiration of the above timeframes. If we are unable to secure the consent of the private placement investors to a subsequent offering and registration statement, we may be unable to obtain additional capital as necessary to fund our ongoing operations or acquisitions of additional companies which could adversely impact our ability to grow.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND
MANAGE OUR GROWTH.

         We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future. Even if we are successful in identifying and closing acquisitions of companies, our directors and senior management will face significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth. Any future acquisitions will be subject to a number of challenges, including:

         o  the diversion of management time and resources and the potential disruption of our ongoing business;

         o  difficulties in maintaining uniform standards, controls, procedures and policies;

         o  potential unknown liabilities associated with acquired businesses;

         o  the difficulty of retaining key alliances on attractive terms with partners and suppliers; and

         o  the difficulty of retaining and recruiting key personnel and maintaining employee morale.

         We cannot assure you that our efforts to integrate the operations of any acquired assets or companies will be successful, or that we can manage our growth, or that the anticipated benefits of any acquisitions will be fully realized.

AGREEMENTS TO WHICH WE ARE A PARTY MAY NOT CONTAIN LEGAL PROTECTIONS CUSTOMARY
TO SIMILAR AGREEMENTS PREPARED IN THE UNITED STATES.

         Our subsidiaries include companies organized under the laws of the PRC and all of their business and operations are conducted in China. We are a party to certain contracts related to our operations. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because these contracts omit these types of clauses, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that our Chinese subsidiaries will likely enter into contracts in the future which will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute under agreements which could have been avoided if the contracts were prepared in conformity with U.S. standards.
Contractual disputes which may arise from this lack of legal protection will divert management's time from the operation of our business and require us to expend funds attempting to settle a possible dispute. This possible diversion of management time will limit the time our management would otherwise devote to the operation of our business, and the diversion of capital could limit the funds we have available to pay our ongoing operating expenses.

OUR MANAGEMENT IS LOCATED IN THE PEOPLES REPUBLIC OF CHINA ("PRC") AND WE ARE
MATERIALLY DEPENDENT UPON ADVISORY SERVICES PROVIDED BY A U.S. COMPANY. IN THE
EVENT THIS CONSULTANT FAILS TO PERFORM PROPERLY, OR ELECTS TO DISCONTINUE ITS
RELATIONSHIPS WITH US, THE RESULTS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY
TO COMPLY WITH THE REQUIREMENTS OF BEING A U.S. PUBLIC REPORTING COMPANY AND MAY
LEAD TO OUR COMMON STOCK BEING DE-LISTED FROM TRADING ON THE OTCBB.

         The current members of our management have limited experience operating within U.S. public companies and, except for David Wu, our Chief Executive
Officer, President and Chairman, these individuals are not fluent in English. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements.

         We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we will be materially dependent upon our relationship with China Direct Investments, Inc.

         We have engaged the services of China Direct Investments, Inc. under an agreement which expires in January 2009. If for any reason China Direct
Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience, the abilities of our board of directors to do business as a U.S. public company could be materially and adversely affected. In such instances, we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis that could lead to our common stock being de-listed from trading on the OTCBB.

INTENSE COMPETITION IN THE PACKAGING PRODUCTS AND PAPERBOARD INDUSTRIES MAY
ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY, AND MAY MATERIALLY IMPAIR OUR
ACQUISITION STRATEGY.

         The packaging products and paperboard industries are highly competitive, and no single company dominates either industry. Our competitors include large, vertically integrated packaging products and paperboard companies and numerous smaller companies.

         Because we operate in a highly competitive industry, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business or the award of new business from our larger customers may have a significant impact on our results of operations.

         We will also face intense competition relating to the acquisition of businesses from other entities which are also seeking acquisitions based on the expansion of business opportunities in China. Accordingly, acquisitions and new business expansion may become highly costly and affect our operating performance. As a young company with limited operating history and financial resources, we will have great difficulty competing with larger organizations.

WE ARE MATERIALLY RELIANT ON REVENUES FROM OUR OPERATIONS IN THE PRC. AN
ECONOMIC DOWNTURN IN THE PRC WOULD LIKELY AFFECT US AND MAY CAUSE YOU TO LOSE
YOUR ENTIRE INVESTMENT.

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

WE MAY NOT HAVE SUFFICIENT PROTECTION OF CERTAIN OF OUR INTELLECTUAL PROPERTY.

         We utilize technologies in the production of the packaging paper used in our products that are proprietary in nature. To protect our proprietary rights, we rely generally on employment agreements which contain standard confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case.

         Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our markets. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER
FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR
INDEPENDENT AUDITORS. WE HAVE ALREADY HAD TO RESTATE OUR FINANCIAL STATEMENTS
FOR THE YEAR ENDED 2006 AS A RESULT OF WEAKNESS AND DEFICIENCIES IN SUCH
CONTROLS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the
Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. We were not subject to these requirements for the fiscal years ended June 30, 2007 and 2006.

         At such time that we will be required to be compliant with Section 404, we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. There is a risk that we will not comply with all of the requirements imposed thereby.

         For example, our company's Chief Executive Officer and Chief Financial
Officer have concluded, based on recent evaluations, that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

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

         All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of
U.S. Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of
June 30, 2007 have not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

         In the event we identify other significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

                    RISKS RELATED TO DOING BUSINESS IN CHINA

OUR ASSETS AND OPERATIONS LOCATED IN THE PRC ARE VULNERABLE TO CHANGES IN THE
POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

         Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy"
and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

         The future direction of these economic reforms is uncertain and the uncertainty may decrease our attractiveness as an investment, which may in turn result in a decline in the trading price of our common stock.

IF THE POLITICAL AND ECONOMIC REFORMS IN THE PRC DO NOT CONTINUE, OUR BUSINESS
AND OPERATIONS WILL BE ADVERSELY AFFECTED.

         The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.
Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the
PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese subsidiaries.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY VARY AS A RESULT OF
FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLARS AND CHINESE RENMINBI.

         We generate revenue and incur expenses and liabilities in both the
Chinese Renminbi, also referred to as the Chinese dollar ("RMB") as well as U.S.
dollars. Since 1994, the official exchange rate for the conversion of RMB to
U.S. dollars has generally been stable and the RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of RMB and other currencies in which our earnings and obligations are denominated. In July 2005 the Chinese government raised the RMB by 2% against the U.S. dollar by floating the RMB with a basket of foreign currencies. We cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

BECAUSE OUR BUSINESS MODEL IS DEPENDENT UPON THE CONTINUED ECONOMIC REFORM AND
GROWTH IN CHINA, CHANGES IN CHINESE GOVERNMENT POLICY COULD MATERIALLY ADVERSELY
AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL. WE CANNOT GUARANTEE YOU THAT
SUCH CHANGES WILL NOT HAPPEN.

         Although many productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the
PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

         o  the Chinese government will continue its pursuit of economic reform policies;

         o  the economic policies, even if pursued, will be successful;

         o  economic policies will not be significantly altered from time to time; or

         o  business operations in China will not become subject to the risk of nationalization.

         We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China, any change in
Chinese government policy could materially adversely affect our ability to implement our business model. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to our company.

IF WE ARE RESTRICTED FROM PERFORMING CURRENCY EXCHANGES BETWEEN CHINESE RENMINBI
AND US DOLLARS OR OTHER CURRENCIES, WE MAY BE UNABLE TO EFFECTIVELY USE ANY
REVENUE WHICH WE MAY GENERATE.

         Because a substantial portion of revenues in future periods will be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.
Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

A REVISED TAX STRUCTURE CURRENTLY IN DRAFT FORM MAY, IF ADOPTED, HAVE A MATERIAL
IMPACT ON OUR PERFORMANCE AND RESULTS OF OPERATIONS.

         On December 24, 2006, the Chinese government officially submitted a draft of the new Enterprise Income Tax Law which seeks to unify China's dual tax system. Presently China has a dual tax policy with different rates of taxation for domestic enterprises as opposed to foreign investment enterprises. The new unified tax rate is proposed to be 25% for all entities, which is higher than the 15% rate currently applied to foreign investment entities. However low profit enterprises, whether foreign investment enterprises or domestic enterprises, may be subject to a lower tax rate of 20%. It is uncertain how this new policy, if adopted, would impact our subsidiaries, as all the components of the revised policy have not been determined.

WE MAY BE UNABLE TO ENFORCE OUR LEGAL RIGHTS DUE TO POLICIES REGARDING THE
REGULATION OF FOREIGN INVESTMENTS IN CHINA.

         The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

EXTENDED PAYMENT TERMS CUSTOMARY TO CHINA BUT WHICH ARE LONGER THAN CUSTOMARY IN
THE UNITED STATES MAY IMPACT OUR PERFORMANCE.

         We extend relatively long payment terms to our customers. Our terms of sale generally require payment within 120 days, which is longer than customary terms offered in the United States but are considered customary in China.
Recently we have been collecting our accounts receivable on a timely basis.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN
ENTITIES MAY CREATE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OR LIMIT OUR
ABILITY TO OPERATE, AND COULD NEGATIVELY EFFECT OUR ACQUISITION STRATEGY.

         The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

         In April 2005, SAFE issued another public notice further explaining the
January notice. In accordance with the April 2005 notice, if an acquisition of a
PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January 2005 notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The
April 2005 notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and our subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

         In addition, on August 8, 2006, the Ministry of Commerce ("MOFCOM"),
joined by the State-Owned Assets Supervision and Administration Commission of
the State Council, State Administration of Taxation, State Administration for
Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic
Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars.
These new rules significantly revise China's regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming
MOFCOM as a key regulator for issues related to mergers and acquisitions in
China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

         These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law.
Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

         It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Since our acquisition strategy is dependent on the acquisition of PRC companies, our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our headquarters are located at No. 201 Guangyuan Road, District C,
Investment Pioneering Park Jiangbei, Ningbo, China 315033.

         On March 28, 2007, Dragon International Group Corp. along with its subsidiaries including Ningbo Dragon, Yonglongxi, Yongxin, and Dragon Packaging
moved to the newly completed facility located at No. 201, Guangyuan Road,
District C, Investment Pioneering Park Jiangbei, Ningbo, China 315033.

         Ningbo Dragon operates a new 91,000 sq. foot manufacturing facility.
Ningbo Dragon invested approximately $1,500,000 to construct the new facility.
This facility consists of approximately 20,000 square feet of office space, approximately 17,000 square feet of warehouse space; approximately 40,000 square feet for manufacturing, and approximately 14,400 square feet utilized as a dormitory for Ningbo Dragon's employees. At the facility Ningbo Dragon manufactures an assortment of paper products and packaging materials. The production capacity is approximately 300 metric tons per month. At present, the actual monthly production is approximately 150 metric tons.

         JinKui operates in the pharmaceutical product packaging industry.
JinKui operates a 12,700 square foot manufacturing facility. JinKui manufactures a variety of blister packs. JinKui is a manufacturer of packaging materials for the pharmaceutical and food industry. It manufactures a series of blister packs that are employed in the packaging of pharmaceutical products. The type of blister pack employed in the packaging process is dependent on the product to be packaged. Various products are impacted by heat, light, moisture, and air. These influences can alter the product and decrease the shelf life. JinKui manufactures various products that offer various levels of protection against these influences. The production capacity is approximately 50 metric tons per month. At present, the actual monthly production is approximately 25 metric tons per month. JinKui conducts its business at No.1555 Hengnan Road, Pujiang
High-tech Park, Shanghai, China, 201114. JinKui operates a 12,700 square foot manufacturing facility. In 2005, JinKui received Good Manufacture Practice (GMP)
certification from the Chinese State Food and Drug Administration (SFDA), as
well as ISO9000 Quality Assurance System. JinKui's facilities include a GMP certified lab and production plant. The plant has one printing machine, one assembly machine, and one cutting machine. The warehouse has the capability to store raw materials as well as finished products. The lease on this property commenced on March 10, 2004 and extends through March 9, 2014, and our landlord is Shanghai Shenfa Mechanical Manufacturing Company a 29,868 sq. ft facility, including a building which is 19,428 square feet and the adjacent ground floor which is 10,440 square feet. From March 2004 through February 2007, the annual rent was $48,129 (RMB 363,900) per year. From March 2007 through February 2010, the annual rent increased to $51,977 (RMB 393,000). From March 2010 through
February 2012, the annual rent is expected to increase to $56,712 (RMB 428,800).
From March 2012 until the expiration of the lease the annual rent will remain constant at $62,383 (RMB 471,680).

         We neither own nor lease any other properties, either real or personal.
We believe our leases are on terms competitive with similar locations in the respective areas. We also believe the facilities are adequate for our needs at this time.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to our shareholders during the fourth quarter of the year ended June 30, 2007.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         (a) Our Common Stock began trading on the OTCBB operated by the NASD in
August 2000 under the symbol "RHWY." In October 2004, as a result of the reverse merger with Dragon International Group Corp. discussed above, our trading symbol changed to its current symbol, "DRGG". The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Securities. The prices are adjusted to reflect all stock splits, and were obtained using
http://money.aol.com/

Quarter Ended                      High             Low
                                   ----             ---
December 31, 2005                  $.18             $.08

March 31, 2006                     $.22             $.082
June 30, 2006                      $.18             $.10
September 30, 2006                 $.16             $.10
December 31, 2006                  $.15             $.108

March 31, 2007                     $.139            $.08
June 30, 2007                      $.10             $.07
September 30,2007                  $.085            $.07

         On October 12, 2007, the last reported sale price of the common stock on OTCBB was $.08 per share.

         As of October 15, 2007, there were 96,363,982 shares of our Common
Stock outstanding.

         (b) Holders. As of October 15, 2007 there were approximately 96,363,982 shares of common stock issued and outstanding and 186 stockholders of record of the common stock, not including those persons who hold their securities in
"street name".

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

         Please see "Recent Events" under Item 1, DESCRIPTION OF BUSINESS", above, for a description of an acquisition in which equity securities not registered under the Securities Act were issued as consideration during the period covered by this Annual Report on Form 10-KSB, and "Recent Capital Raising
Transactions" under Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS", below, for a description of a private placement of equity securities not registered under the Securities Act consummated during the period covered by this Annual Report on Form 10-KSB.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2007 and 2006 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Annual Report on Form 10KSB.

OVERVIEW

         Through our subsidiaries, we manufacture and distribute assorted industrial paper and packaging products. All of our operations are located in the People's Republic of China (the "PRC").

         Our operations are conducted through our subsidiaries located in China.
We manufacture, sell and distribute industrial paper products and packaging materials. Ningbo Dragon established in 1997, is located in Ningbo, of the
Zhejiang Province in China, approximately 200 miles south of Shanghai. The main consumers of our products are packaging companies for the tobacco industry, cosmetics industry, pharmaceutical industry, and the beverage industry. Our products are used both as a finished product and as well as a raw material to manufacture a variety of paper products and packaging materials.

         Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture and distribution of paper and pulp related products.

         Ningbo Dragon is involved in the pulp and paper packaging material industry, operating as a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i)
Ningbo City Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin") which holds an ISO9000 certificate and operates a civil welfare manufacturing facility
(as described elsewhere in this Annual Report) in Fuming County of the Zhang'ai
Village in Ningbo, China 315040; Yonglongxin operates the Xianyang Naite
Research & Development Center ("R&D Center"), created to develop, design and improve production methods in the specialty packaging industry in China.
(ii) Hangzhou Yongxin Paper Co., Ltd. ("Yongxin") manufactures, sells, and distributes cigarette packaging materials, (iii) Ningbo Dragon Packaging
Technology Co., Ltd. ("Dragon Packaging"), is a manufacturer of specialized packaging materials products for the pharmaceutical and food industry, and (iv)
Shanghai JinKui Packaging Material Co., Ltd. ("JinKui"), is a manufacturer of specialized packaging products for the pharmaceutical and food industry. On June
29, 2007 Dragon Nevada acquired a 51% equity owenship interest in Wellton
International Fiber Corp. ("Wellton"). Wellton operates as an agent of pulp and related paper products. Revenues are derived solely from operations within
China, where it acts as an agent and supplier for two categories of goods: paper pulp and waste paper. Unless otherwise indicated, all references to our Company in this report include our subsidiary companies.

         An organization chart of Dragon Nevada is contained above under Item 1,
"DESCRIPTION OF BUSINESS". Our subsidiaries are:

         Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon") formerly known as Ningbo Anxin International Trade Co., Ltd. operates as an agent of pulp and paper goods. Ningbo Dragon resells pulp and paper products manufactured overseas and distributes these products within China.

         Jiangdong Yonglongxin Special Paper Co., Ltd. ("Yonglongxin") is a
manufacturer of specialty paperboard products. It operates a factory in Fuming
County of the Zhang'ai Village in Ningbo, China.

         Hangzhou Yongxin Paper Co., Ltd. ("Yongxin"), manufactures, sells and distributes cigarette packing materials. Yongxin, established in 2003, is located in the Hengjie Village of Liuxia Town Hangzhou, of the Zhejiang Province
in China. In August 2005, we issued 1,000,000 shares of our common stock to acquire 60% of Yongxin.

         Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
formerly known as Ningbo XinYi Paper Product Industrial Co., Ltd. ("XinYi"), is
involved in the paper industry, operating a manufacturing facility of pulp and paper products. As a result of this acquisition we have acquired land use rights on which we have constructed a new 91,000 square foot facility.

         Xianyang Naite Research & Development Center (the "R&D Center"), was
created to develop production methods in the specialty paper packaging industry in China. The R&D Center was acquired by Yonglongxin on August 1, 2005.

         Shanghai JinKui Packaging Material Co., Ltd. ("JinKui"), is a
manufacturer of specialized packaging products for the pharmaceutical and food industry.

         Wellton International Fiber Corp. ("Wellton"). Wellton operates as an agent of pulp and related paper products. Revenues are derived solely from operations within China, where it acts as an agent and supplier for two categories of goods: paper pulp and waste paper.

         For a more detailed description of the business of these companies, see
Item 1"DESCRIPTION OF BUSINESS", above.

         Even though we are a U.S. company, all of our operations are located in the PRC, and due to this we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

FOREIGN EXCHANGE CONSIDERATIONS

         Since revenues from our operations in the PRC accounted for 100% of our net revenues for the years ended June 30, 2007 and June 30, 2006, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.
Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,
"Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S.
dollars at the prevailing exchange rate on our respective balance sheet date.

Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

         The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the Chinese dollar, ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulated translation adjustment and effect of exchange rate changes on cash at June 30,
2007 and 2006 were $158,812 and $81,459 respectively. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable;
appreciating slightly against the U.S. dollar. Countries, including the United
States, have historically argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the
Renminbi to float freely in world markets. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar. The PRC in July 2005 also increased the value of its currency 2% against the U.S. dollar.

         As of the fiscal year ended June 30, 2007 we maintain a cash balance of
$1,294,821. Of this amount $1,291,821 is held in China, of which $262,230 is restricted as collateral for certain letters of credit and is presented as restricted cash on the accompanying consolidated balance sheet. The remaining
$2,939 is held in the U.S.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. A summary of significant accounting policies is included in Note #1 of our audited financial statements for the fiscal year ended June 30, 2007 and
2006. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, inventory, the useful life of property, plant and equipment, and valuation of equity instruments.

INVENTORIES

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

PROPERTY AND EQUIPMENT

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

ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS.

         Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.
Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

SHARE-BASED PAYMENT

         We account for share-based payments in accordance with SFAS No. 123(R),
Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.
Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

DEBT AND EQUITY ISSUANCES

         Occasionally we engage in financing that entitles the debt holders to obtain equity issuances in the form of common stock, warrants, and to obtain conversion privileges into equity instruments. These debt instruments require us to record discounts on debt for equity issuances and beneficial conversion features for the convertibility features associated with these debt instruments.
These discounts and beneficial conversion features are expensed in accordance with the terms of the related debt issuances. These discounts and beneficial conversion features are associated with significant amount of judgments with regards to the valuation and ultimate expensing by our management.

IMPAIRMENT OF INTANGIBLE ASSETS

         SFAS No. 142, Goodwill and Other Intangible Assets, requires that intangibles be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. These events or circumstances could include a significant change in the relationship with the contracting party, business climate, legal factors, operating performance indicators, or competition. Application of the intangible asset impairment test requires judgment, including the determination of the fair value of each intangible asset. The fair value of each intangible asset is estimated based on the consideration given by us to acquire the intangible asset(s). This requires significant judgment including the estimation of expected volatility if we issued common share equivalent as consideration. Changes in our estimates of undiscounted cash flows related to each intangible asset could materially affect the determination of the impairment for each intangible asset.

CONTINGENCIES

         The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

         Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2007.
During the twelve month period ended June 30, 2007, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

REVENUE RECOGNITION

         Revenue is recognized when earned. Our revenue recognition policies are in compliance with the SEC's Staff Accounting Bulletin ("SAB") No. 104 "Revenue
Recognition". The application of SAB No. 104 requires us to apply our judgment, including whether our customers receive our products.

         We generally invoice our clients weekly, for all transactions which have been executed during such week. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, collectability is reasonably assured. The following policies reflect specific criteria for our various revenue streams: our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155: "Accounting For Certain
Hybrid Financial Instruments- an amendment of SFAS No. 133 and 140". This statement: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d)
clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 155 is not expected to have a significant impact on our consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period.

         SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on our consolidated financial statements.

         In July 2006, the Emerging Issues Task Force ("EITF") of the FASB
reached a consensus and ratified Issue No. 06-2: "Accounting for Sabbatical
Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting
for Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met.
However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of
SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. EITF 06-2 was effective beginning January 1, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on our consolidated financial statements.

         In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48,
"Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB
Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a significant impact on our consolidated financial statements.

         In September 2006, the Staff of the SEC issued SAB No. 108:
"Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157; "Fair Value
Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15,
2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of FASB 157 to determine the future impact on our consolidated financial statements.

         In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF
00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF
00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP
EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No.
133, "Accounting for Derivative Instruments and Hedging Activities", and No.
150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting
and Disclosure requirement for Guarantees, Including Indirect Guarantees of
Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact to be material.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS
115" ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of
SFAS No 159 is not expected to have a significant impact on our consolidated financial statements.

         Other accounting standards that have been issued or proposed by the
FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED JUNE 30, 2007 AS COMPARED TO THE FISCAL YEAR ENDED
JUNE 30, 2006

         The following table provides certain comparative information based on our results of operations for the fiscal year ended June 30, 2007 and year ended
June 30, 2006. Although we operate various entities, we identify our products under one product segment. The various entities combine their various resources to support the manufacture and distribution of paper and pulp related products.

                                        Year Ended     Year Ended
                                      June 30, 2007   June 30, 2006     $ Change      % Change
                                      -------------   -------------   -------------   --------

Net Revenues ......................   $ 15,337,586    $ 18,434,087    $ (3,096,501)    -16.8%
Cost of Revenues ..................     13,912,099      16,633,015      (2,720,916)    -16.4%
Selling expenses ..................        351,484         413,912         (62,428)    -15.1%
General and administration expenses      1,523,121         867,086         656,035      75.6%
Total operating expenses ..........      1,874,605       1,280,998         593,607      46.3%
Operating income ..................       (449,118)        520,074        (969,192)   -186.4%
Total other (expense) .............       (340,413)     (3,114,191)      2,773,778         NM
Net loss ..........................   $   (789,531)   $ (2,594,117)   $  1,804,586         NM

NM=not meaningful

                                                       Year Ended      Year Ended
                                                      June 30, 2007   June 30, 2006   % Change
                                                      -------------   -------------   --------

Other Key Indicators:
Cost of Revenues as a percentage of revenues .......         90.7%           90.2%       0.5%
Gross profit margin ................................          9.3%            9.8%      -0.5%
Selling expenses as a percentage of revenues .......          2.3%            2.2%       0.0%
GA expenses as a percentage of revenues ............          9.9%            4.7%       5.2%
Total operating expenses as a percentage of revenues         12.2%            6.9%       5.3%

                                                  TWELVE MONTHS ENDED JUNE 30
                                                 ------------------------------
                                                     2007               2006
                                                        Dragon Packaging
                                                 ------------------------------
Revenue ..................................       $    42,455        $         *
Cost of Revenue ..........................           463,818                  *
                                                 -----------        -----------
Gross Profit .............................          (421,363)                 *
Total Operating Expenses .................           299,068                  *
                                                 -----------        -----------
Total Income from Operations .............          (720,431)                 *
                                                 ===========        ===========

                                                     2007               2006
                                                          Ningbo Dragon
                                                 ------------------------------
Revenue ..................................       $ 9,818,917        $12,884,299
Cost of Revenue ..........................         9,863,180         12,847,781
                                                 -----------        -----------
Gross Profit .............................           (44,262)            36,519
Total Operating Expenses .................           501,889            373,979
                                                 -----------        -----------
Total Income from Operations .............          (546,151)          (337,460)
                                                 ===========        ===========

                                                     2007               2006
                                                             Yongxin
                                                 ------------------------------
Revenue ..................................       $ 2,624,143        $ 2,618,632
Cost of Revenue ..........................           828,659            426,042
                                                 -----------        -----------
Gross Profit .............................         1,795,484          2,192,590
Total Operating Expenses .................           229,802            329,477
                                                 -----------        -----------
Total Income from Operations .............         1,565,682          1,863,113
                                                 ===========        ===========

                                                     2007               2006
                                                           Yonglongxin
                                                 ------------------------------
Revenue ..................................       $ 1,244,428        $ 2,931,155
Cost of Revenue ..........................         1,536,243          3,359,192
                                                 -----------        -----------
Gross Profit .............................          (291,814)          (428,037)
Total Operating Expenses .................           270,052            217,454
                                                 -----------        -----------
Total Income from Operations .............          (561,866)          (645,491)
                                                 ===========        ===========

                                                     2007               2006
                                                             JinKui
                                                 ------------------------------
Revenue ..................................       $ 1,607,642        $         *
Cost of Revenue ..........................         1,220,200                  *
                                                 -----------        -----------
Gross Profit .............................           387,443                  *
Total Operating Expenses .................           216,852                  *
                                                 -----------        -----------
Total Income from Operations .............           170,591                  *
                                                 ===========        ===========

* AS THESE ENTITIES WERE ACQUIRED ON JUNE 29, 2006, THEIR OPERATIONS ARE
RECORDED COMMENCING JULY 1, 2006.

         Since we acquired Wellton on June 29, 2007, results of operations of
Wellton are not included in our consolidated results of operations for the fiscal years ended June 30, 2007 and 2006.

REVENUES

         During the fiscal year ended June 30, 2007, we generated revenues of
$15,337,586, as compared to revenues of $18,434,087 for the fiscal year ended
June 30, 2006, a decrease of $3,096,501, or 16.8%. For the fiscal year ended
June 30, 2007, revenues from our subsidiaries Ningbo Dragon and Yonglongxin decreased $3,065,382 and $1,686,727. These decreases were mitigated from an increase of $1,607,642 from our JinKui subsidiary acquired effective June 30,
2006.

         During the fiscal year ended June 30, 2007, Ningbo Dragon generated revenues of $9,818,917, as compared to revenues of $12,884,299 for the fiscal year ended June 30, 2006, a decrease of $3,065,382. This decrease is a result of the loss of a customer, Indonesia APP Group Company. During the fiscal years ended June 30, 2007 and 2006, this customer accounted for $5,824,000 and
$8,300,000 respectively of total revenues.

         During the fiscal year ended June 30, 2007, Yonglongxin generated revenues $1,244,428, as compared to revenues of $2,931,155 for the fiscal year ended June 30, 2006, a decrease of $1,686,727. This decrease in revenues was caused by the recent relocation to our new manufacturing facility and related repairs and maintenance which interrupted our production activities thereby reducing our production capabilities and reducing our revenues generated from this segment.

COST OF SALES AND GROSS PROFIT

         During the fiscal year ended June 30, 2007, cost of revenues was
$13,912,099, compared to $16,633,015 during the fiscal year ended June 30, 2006, a decrease of $2,720,916, or 16.4%. As a percentage of net revenues, our cost of revenues for the fiscal year ended June 30, 2007 was 90.7%, as compared to 90.2%
for the fiscal year ended June 30, 2006, a slight increase as a percentage of our revenues, due to normal business fluctuations.

         For the fiscal year ended June 30, 2007, gross profit for the period was $1,425,487, as compared to gross profit of $1,801,072 for the fiscal year ended June 30, 2006, a decrease of $375,585. For the fiscal year ended June 30,
2007, gross profit on a percentage basis decreased to 9.3% from 9.8% for the fiscal year ended June 30, 2006, a slight decrease of 0.5%.

TOTAL OPERATING EXPENSES

         For the fiscal year ended June 30, 2007, total operating expenses amounted to $1,874,605 or 12.2% of net revenues compared to $1,280,998 or 6.9%
of net revenues for the fiscal year ended June 30, 2006, an increase of
$593,607. The increase was attributable to the following:

         For the fiscal year ended June 30, 2007, general and administrative expenses were $1,523,121, as compared to $867,086 for the fiscal year ended June
30, 2006, an increase of $656,035, or approximately 75.7%. This increase was attributable to the following:

         We recorded non-cash compensation, included in general and administrative expenses of $347,512 as compared to $255,977 for the fiscal year ended June 30, 2006, an increase of $91,535 or 35.8%. This amount represented the value amortized, for the shares of our common stock issued and warrants granted as compensation for consulting services and professional services rendered to us. While we anticipate that we will enter into similar agreements during fiscal 2008, we cannot predict the amount of expense that will be attributable to such agreements.

         Consulting expenses increased $112,366 to $167,515 as compared to
$55,149 for the fiscal year ended June 30, 2006. For the fiscal year ended June
30, 2006, we recognized a one time $41,600 refund of consulting fees from an agent, as they did not complete services as agreed, thereby reducing our general and administrative expenses. We had no such refund for the fiscal year ended
June 30, 2007. And we do not expect to have such refund in the near future.

         Amortization expenses increased from $165,401 to $245,390 as compared to $79,989 for the fiscal year ended June 30, 2006. The increase is primarily attributable to amortization of property, plant and equipment we acquired in connection with our acquisition of JinKui in June 2006.

         Salary and wage expenses increased $86,262 to $195,872, as compared to
$109,610 for the fiscal year ended June 30, 2006. During the fiscal year ended
June 30, 2006 we increased our wage and salary rate by approximately 40%, and this new wage rate is reflected in our expenses for the fiscal year ended June
30, 2007.

         These increases were offset by a decrease in selling expenses. For the fiscal year ended June 30, 2007, selling expenses amounted to $351,484, as compared to $413,912 for the fiscal year ended June 30, 2006, a decrease of
$62,428 or 15.1%. This decrease is mainly attributable to decreases of $28,018,
$16,570 and $4,939 in sales taxes, shipping expenses, and warehouse expenses respectively as compared to the fiscal year ended June 30, 2006 as a result of our decrease in overall revenues and shipping costs. Shipping expenses decreased approximately $16,570, which was caused by a decrease in shipping costs associated with discounts earned by shipping larger shipments on a per unit basis, and a decrease in fuel charges based on lower fuel costs realized during the fiscal year ended June 30, 2007.

TOTAL OTHER EXPENSE

         For the fiscal year ended June 30, 2007 we reported total other expenses of $251,487, as compared to total other expenses of $3,130,872 for the fiscal year ended June 30, 2006. This decrease in total other expense of
$2,879,385 for the fiscal year ended June 30, 2007 is primarily attributable to the following:

         Total other income decreased $253,382 to $118,472 as compared to
$371,854 for the fiscal year ended June 30, 2006. Other income is primarily associated with income recognized from the value added tax rebates received from the respective tax authority. We accrued for value-added taxes ("VAT") recorded on the sale of our paper products. Our paper products are subject to VAT, as imposed by the PRC or the local provincial tax authorities in the PRC. We charge, collect and remit VAT on the sales of our products. We routinely receive abatements of VAT, as we participate in a local provincial program of hiring employees with physical handicaps. The respective tax authorities in the PRC notify us of our VAT abatements after the VAT is collected. We incorporate the tax in our cost and pass it on to the end customer. Until we receive notification of the amount of VAT abated from the respective tax authorities, this VAT remains accrued. Upon notification from the tax authorities that VAT had been either abated, or has been partially abated as determined by the respective tax authority, the excess of accrued VAT is then reclassified into other income as this rebate is not remitted to the customer. Under PRC tax regulations, in the event that VAT collected by us from customers are either abated, or partially abated, the amount of VAT abated is not required to be refunded to customers.

         Interest expense decreased $1,648,107 to $189,959, as compared to
$1,838,066 for the fiscal year ended June 30, 2006. For the fiscal year ended
June 30, 2006, interest expense of $1,838,066 was comprised of $1,580,778 in amortization of discount on debentures payable that was included in interest expense related to the March 2005 Private Placement and the July 2005 Private
Placement and $87,066 of actual interest expenses paid related to the March 2005
Private Placement and the July 2005 Private Placement and $170,222 interest expenses related to increased borrowings. In February 2006, upon conversion of these debentures into common stock, we expensed all unamortized discounts on debentures related to the debentures.

         For the fiscal year ended June 30, 2007, we did not incur any debt issuance costs. For the fiscal year ended June 30, 2006 we recorded debt issuance costs of $338,091 related to the amortization of placement agent fees paid in connection with our March 2005 Private Placement and July 2005 Private
Placement. In February 2006, upon conversion of the July Notes to common stock under the terms of the January Conversion Offer, we expensed all unamortized debt issuance costs.

         For the fiscal year ended June 30, 2007, we did not record any debt settlement costs. For the fiscal year ended June 30, 2006 we recorded debt settlement costs of $1,326,569 related to our January Conversion Offer. In accordance with FAS No. 84, "Induced Conversion of Convertible Debt", we
recognized an expense equal to the fair value of the additional securities and other consideration issued for conversions. Accordingly, we recorded debt settlement expense of $914,704 related to 18,478,568 shares of common stock issued upon the January Conversion Offer and $411,865 of debt settlement expense related to the granting warrants to purchase 5,492,300 Conversion Warrants for an aggregate debt settlement expense of $1,326,569.

         These decreases were offset by an increase of $180,000 in registration rights penalties. Registration rights penalties increased $180,000 as compared to $0 for the fiscal year ended June 30, 2006. These registration rights penalties are related to our January 2007 Private Placement. We agreed to file a registration statement covering the shares of common stock and common stock purchase warrants underlying the securities issued. In the event the registration statement is not filed within 75 days of our January 2007 Private
Placement and had not been declared effective by July 27, 2007, we were required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the purchase price of the outstanding shares and exercise price of the warrant shares owned of record by the holders affected by such non-registration event, but not to exceed 12% of the aggregate purchase price, or $180,000. As of June 30, 2007, we accrued a registration rights penalty of $180,000.

NET INCOME

         As a result of these factors, we reported net loss of ($789,531) or a net loss of ($.01 per share) for the fiscal year ended June 30, 2007, as compared to a net loss of $(2,594,117) or a net loss of $(.06) per share for the fiscal year ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2007 and June 30, 2006:

                                               June 30,      June 30,       $ of          % of
                                                2007          2006          Change       Change
                                             -----------   -----------   -----------    --------
Working capital ..........................   $ 2,806,618   $   558,414   $ 2,248,204      402.6%
Cash .....................................     1,032,519       466,272       566,247      121.4%
Accounts receivable, net .................     7,321,905     4,938,985     2,382,920       48.2%
Inventories ..............................     2,097,854     3,293,846    (1,195,992)     -36.3%
Prepaid expenses and other ...............       594,677       466,080       128,597       27.6%
Advance on purchases .....................     4,167,033       805,662     3,361,371      417.2%
Due from related parties .................             0         3,498        (3,498)    -100.0%
Total current assets .....................    15,213,988     9,974,343     5,239,645       52.5%
Cash restricted ..........................       262,302       262,287            15        0.0%
Property and equipment, net ..............     2,851,721     2,132,697       719,024       33.7%
Land use rights, net .....................     2,593,636     2,524,568        69,068        2.7%
Intangible assets, net ...................       310,236       393,928       (83,692)     -21.2%
Notes payable ............................     3,946,378     2,762,207     1,184,171       42.9%
Accounts payable .........................     5,665,665     3,401,439     2,264,226       66.6%
Accrued expenses .........................       475,522     2,042,113    (1,566,591)     -76.7%
Advances from customers ..................        25,355        68,694       (43,339)     -63.1%
Income tax payable .......................     1,397,117             0     1,397,117          NM
Due to related party .....................       324,311             0       324,311          NM
Liabilities in connection with acquisition       573,022     1,141,476      (568,454)     -49.8%
Total current liabilities ................    12,407,370     9,415,929     2,991,441       31.8%
Total liabilities ........................   $12,407,370   $ 9,415,929   $ 2,991,441       31.8%

         At June 30, 2007, we held cash and cash equivalents of $1,294,821 and working capital of $2,806,618. At June 30, 2007, our cash position by geographic area was as follows:

         United States ...     $    2,939
         China ...........      1,291,882
                               ----------
         Total ...........     $1,294,821
                               ==========

         In addition to our increase in working capital of approximately
$2,296,204, our current assets increased by approximately $5,239,645 from June
30, 2006 to June 30, 2007. This increase was offset by increases in current liabilities of approximately $2,991,441 at June 30, 2007 as compared to June 30,
2006. The increases in our current liabilities is primarily attributable to an increase in accounts payable of $2,264,226, an increase in income tax payable of
$1,397,117, and an increase of $324,311 in due to related parties, as a result of our 51% acquisition of Wellton on June 29, 2007. These increases were offset by decreases in accrued expenses of $1,566,591, advances from customers of
$43,339 and liabilities of $568,454 in connection with the acquisitions of
JinKui and Wellton.

         At June 30, 2007, our inventories of raw materials, work in process and finished goods amounted to $2,097,854, as compared to inventory of $3,293,846 at
June 30, 2006, representing a decrease of approximately 36.3%. The decrease in inventory levels is primarily attributable to Ningbo Dragon which recognized increased demand for its products during the three months ended June 30, 2007.
At June 30, 2007, Ningbo Dragon's inventory amounted to $46,388, as compared to inventory of $2,106,201 at June 30, 2006. Management has already reacted to this depletion of inventory and has placed orders to replenish its inventory to normal levels.

         At June 30, 2007, our advances on purchases amounted $4,167,033 as compared to $805,662 at June 30, 2006, an increase of $3,361,371, or approximately 417%. This increase is primarily attributable to an increase in our advances on purchases is associated with payments of $3,652,794 related to
Ningbo Dragon's effort to replenish its inventory. Ningbo Dragon pays deposits on certain goods purchased by Ningbo Dragon. This advance reflects the deposit on goods which have not yet been received by Ningbo Dragon.

         At June 30, 2007 our accounts receivable, were $7,321,905, as compared to $4,938,985 at June 30, 2006 an increase of $2,382,920. The increase is primarily attributable to Wellton accounts receivable of $4,335,053. We acquired
Wellton in June 2007. The balance sheet of Wellton is included in our consolidated balance sheet, the results of operations of Wellton are not included in our consolidated results of operations since the acquisition date was June 29, 2007. Also as is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within 120 days, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company of our size within our industry and recently we have been collecting our accounts receivable on a timely basis.

         Our accounts payable increased $2,264,226 to $5,665,665, as compared to
$3,401,439 at June 30, 2006. This amount includes $1,712,482 in accounts payable related to Wellton and $3,953,183 in accounts payable related to our other subsidiaries. We did not have the same obligation for Wellton at June 30, 2006 as we acquired Wellton on June 29, 2007.

         Our income tax payable increased $1,397,117 from June 30, 2006. At June
30, 2007 our income tax payable amounted to $1,397,117. This amount is attributable to income tax payable for Wellton. We did not have a similar obligation for Wellton at June 30, 2006 as we acquired Wellton on June 29, 2007.

         Amounts due to a related party increased $324,311 from June 30, 2006.
At June 30, 2007 we reflected $324,311 due to a related party related to
Wellton. The previous owner advanced funds to Wellton for working capital purposes. At June 30, 2007, we owed $324,311 to the previous owner of our company. The previous owner now holds a 49% minority interest in our company.

         Net cash used in operating activities for the fiscal year ended June
30, 2007 was $979,604 as compared to net cash used in operating activities of
$103,698 for the fiscal year ended June 30, 2006. For the fiscal year ended June
30, 2007, we used cash to fund increases in advances on purchases of $3,361,371, increases in accrued expenses of $1,671,591, and increases in advances to employees of $25,618 and increases in advances from customers of $43,339. The increases in cash used were offset by a decrease in inventories of $1,195,992, a decrease in accounts receivables of $1,948,455, a decrease in prepaid and other current assets of $342,934, a decrease in other assets of $78,759, an increase in accounts payable of $551,744 combined with a net addition of non-cash items of $793,962 which were offset by our net loss of $789,931. For the fiscal year ended June 30, 2006, we used cash to fund increases in advances on purchases of
$475,710, accrued expenses of $565,379, accounts receivable of $761,582 and increase in inventories of $735,372. The increases in cash used were offset by a decrease in other receivables of $646,173, a decrease in prepaid and other current assets of $295,235, an increase in accounts payable of $183,770 combined with a net addition of non-cash items of $3,868,362 which were offset by our net loss of $2,610,798.

         Net cash used in investing activities during the fiscal year ended June
30, 2007 was $1,134,132 as compared to net cash used in investing activities of
$1,343,967 for the fiscal year ended June 30, 2006. During the fiscal year ended
June 30, 2007, we used cash for capital expenditures of $1,072,153 of which
$910,905 was used to purchase equipment for our Dragon Packaging division. We acquired $380,436 in cash recognized through our acquisition of Wellton and we were paid $3,498 which was due from related parties. During the fiscal year ended June 30, 2006, we used cash for capital expenditures of $560,223 and we received cash of $60,592 from the acquisition of Yongxin in August 2005.

         Ningbo Dragon has invested approximately $1,500,000 during the years ended June 30, 2007 and 2006 to construct a new facility. We recently completed construction on the new facility located at No. 201 Guangyuan Road, Investment
Pioneering Park, Jiangbei District, Ningbo, 315033. This facility consists of a total of 91,000 square feet consisting of approximately 20,000 square feet of office space, approximately 17,000 square feet of warehouse space, approximately
40,000 square feet for manufacturing, and approximately 14,400 square feet utilized as a dormitory for our employees.

         Net cash provided by financing activities during the fiscal year ended
June 30, 2007 was $2,521,171, as compared to net cash provided by financing activities of $929,919 during the fiscal year ended June 30, 2006. During the fiscal year ended June 30, 2007, we received gross proceeds of $5,761,340 from notes payable offset by the repayment of notes payable of $4,577,169. We also received net proceeds of $1,336,000 from the sale of 22,666,672 shares of our common stock. Included in these shares are: 16,666,672 shares of our common stock from a private placement in January and February 2007, an additional
4,000,000 shares of common stock issued to financial consultants who assisted us in the private placement from January and February 2007, and a total of
2,000,000 shares of our common stock from October 2006. During the fiscal year ended June 30, 2007 we received $1,000 from the exercise of common stock purchase warrants. During the fiscal year ended June 30, 2006, we received gross proceeds of $824,943 from notes payable offset by the repayment of notes payable of $390,653, we had a decrease in our restricted cash balance of $357,278 used to collateralize certain debt, and we also received proceeds of $503,500 from debentures payable offset by the repayment of debentures payable of $275,342, and placement agent fees of $89,807.

         From time to time, we need additional working capital for our operations. In 2006, Yonglongxin borrowed money pursuant to several lines of credit that we have established with two separate banks. We renewed pre-existing loans of $1,944,355 from the Bank of Agriculture with 6 to 12 month terms from
November 2006 to November 2007, with an annual interest rate ranging from 6.138%
to 7.344%. We repaid loans of $4,577,169 to the Bank of Agriculture during the fiscal year ended June 30, 2007. All loans are renewable when they mature. We currently expect to generate sufficient cash flows from financing and operations to meet our debt services requirements. We do not anticipate these loans will have material impact on our liquidity. We are current on all payments relating to these loans and expect to renew the loans upon maturity at terms and at interest rates comparable to our current loans.

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

CAPITAL RAISING TRANSACTIONS

January 2007 Private Placement

         On January 30, 2007 we entered into a subscription agreement (the
"Subscription Agreement") and related agreements (collectively with the
Subscription Agreement, the "Agreements") for the purchase of $1,500,000 units of securities. We entered into the Agreements with 9 accredited investors (the
"Investors") for an aggregate of $1,500,000 of financing of units of its securities consisting of 16,666,672 shares of common stock, common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at
$.125 per share for a period of five years, and common stock purchase warrants to purchase 8,333,340 shares of common stock at an exercise price of $.15 per share for a period of five years.

         The January 2007 Private Placement was conducted in two phases. The first phase closed on January 30, 2007. On January 30, 2007, we completed an initial closing (the "Initial Closing") of $750,000 of units of securities consisting of 8,333,336 shares of common stock, common stock purchase warrants to purchase 8,333,336 shares of common stock exercisable at $.125 per share for a period of five years, and common stock purchase warrants to purchase 4,166,670 shares of common stock exercisable at $.15 per share for a period of five years.

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

         We also paid Skyebanc, Inc. an NASD member and broker-dealer a finder's fee of $5,500 and issued common stock purchase warrants for 111,112 shares of common stock at an exercise price of $.125 for a period of five years.

         We granted the purchasers a right of first refusal for a period of 24 months from the second closing date, February 27, 2007. In the event we should offer to sell common stock, debt or other securities to a third party except in certain instances including as consideration in a business combination in which the recipients or the issuance of our securities in connection with licensing agreements or other partnering arrangements providing that the recipients are not given registration rights, or if we issue stock or options pursuant to our stock option plans at prices equal to or greater than the fair market value of our common stock on the date of grant. The purchasers have the right to purchase the offered securities upon the same terms and conditions as we offered the securities to a third party. In addition, other than in the event of the foregoing excepted issuances, during the 24 month period from the effective date of the registration statement so long as the purchasers still own any of the shares sold in the offering (including the shares underlying the warrants), if we should issue any common stock or securities convertible into or exercisable for shares of common stock at a price per share of common stock or exercise price per share of common stock which is less than the purchase price of the shares paid by the purchasers in the offering, or less than the exercise price of the common stock purchaser warrants exercisable at $.125 per share, without the consent of each purchaser, then the purchaser's have the right to elect to retroactively substitute any term or terms of any new offering in connection with which the purchaser has a right of first refusal for any term or terms of this unit offering and adjustments will be made accordingly.

         Any subsequent adjustments in the exercise price of the common stock purchase warrants will not result in additional shares of our common stock.

         We agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed within the sooner of 75 days after February 27, 2007, and we do not cause the registration statement to be declared effective no later than July 27 2007, we are required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the purchase price of the outstanding shares and exercise price of the warrant shares owned of record by such holder which are subject to such non-registration event, but not to exceed in the aggregate 12% of the aggregate purchase price, or $180,000. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including our failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities. As of
June 30, 2007, we accrued the registration rights penalty of $180,000.

         We agreed not to file any registration statements without the consent of the purchasers in the offering until the sooner of 24 months from the effective date of the registration statement referenced above or until all the shares, including the shares underlying the warrants, have been resold or transferred by the purchasers pursuant to the registration statement or Rule 144 of the Securities Act of 1933, without regard to volume limitations. During this same exclusion period, we also agreed not to issue any equity, convertible debt or other securities convertible into common stock or equity of our company without the prior written consent of the purchasers.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

         None

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10-KSB for the fiscal year ended June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our CEO and CFO.

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

ITEM 8B. OTHER INFORMATION

         NONE

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
         GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our Directors and Officers as of the date of this Report are as follows:

The following table sets forth information regarding our executive officers and directors:

         Name                  Age           Position
         ----                  ---           --------

         DAVID WU              36            Chief Executive Officer,
                                             President &
                                             Chairman of the Board

         XUEJUN CHEN           36            Vice President & Director

         XIALI GAN             40            Chief Financial Officer &
                                             Director

         ORSON ZHANG           39            Secretary

         Our Articles of Incorporation and Bylaws provide that the number of members of our Board of Directors shall be not less than one (1) and not more than nine (9) members. Our current number of directors is three (3). Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified. Directors are elected for a term of one (1) year. All our officers serve at the discretion of our Board of
Directors.

         Our operations are managed under the supervision of our Board of
Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

         During fiscal 2007, pursuant to the laws of the State of Nevada, our
Board of Directors unanimously approved actions on four (4) occasions, but did not formally meet as a Board. In fiscal 2007, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

         The following is a biographical summary of the business experience of our directors and executive officers as of June 30, 2007:

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

         There are no family relationships among any of our officers and directors.

         All of our current management is located in the PRC and no member of our board of directors has previously served as an officer or a director of a
U.S. public company. As a result of both the cultural differences between doing business in the PRC and doing business as a public company in the U.S. as well as the lack of experience of our board of directors with laws, rules and regulations which apply to public companies in the U.S., we are seeking to expand our board of directors to include qualified individuals who are also residents of the United States.

KEY PERSONS

         FENG YANG, (36) has served as vice general manager of Shanghai JinKui
Packaging Material Co., Ltd. since our acquisition in June 2006. From March 1997 to June 2006, Mr. Yang served as marketing manager of Ningbo Dragon
International Trade Co., Ltd. (f/k/a Ningbo Anxin International Trade Co., Ltd.)

         ZHONGMIN YANG, (43), has served as vice general manager of Hangzhou
Yongxin Paper Co., Ltd. ("Yongxin") since March 2003. Mr. Yang served as marketing manager of Zhejiang Meinong Silk Screen Printing Co., Ltd January 1999
to February 2003.

         KUNG MING KUO, (54) Wellton's general manager and sole employee, joined
Wellton International Fiber Corp at inception. Prior to joining Wellton, Mr. Kuo was employed by Pacific Millennium Paper Company from January 1992 thru January
2002 as its general manager. Mr. Kuo has 15 years of experience in the paper and pulp industry. Mr. Kuo graduated from Taiwan Marine & Oceanic University in June
1974.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange
Commission. No such reports were required to be filed during the fiscal year ended June 30, 2007.

CODE OF ETHICS

         As of June 30, 2007, we had not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt the code of ethics prior to the next annual meeting of the shareholders.

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT
COMMITTEE FINANCIAL EXPERT

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange
Commission. Our Board of Directors is presently comprised of individuals who were integral in either the start-up of our company or business of our subsidiaries, in the case of Mr. Wu and Mr. Zhang or general business skills, in the case of Ms. Gan. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage that is generally necessary to attract and retain independent directors. As we grow, in the future our Board of
Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our security holders and at least one of which is an "audit committee financial expert" described below.

         Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire
Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of
Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include
"independent" directors, nor are we required to establish or maintain an Audit
Committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of
Directors who:

         o  understands generally accepted accounting principles and financial statements,

         o  is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

         o  has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

         o  understands internal controls over financial reporting, and

         o  understands audit committee functions.

NOMINATING COMMITTEE

         Our Board of Directors has not yet established a Nominating Committee, and the functions of the Nominating Committee, if any, are currently performed by the entire Board of Directors. At such time as we expand our Board of
Directors to include independent directors, we intend to establish a Nominating
Committee of our Board of Directors. Our Board of Directors has remained the same for the past 3 years, and as a result we have not needed to develop or implement means or standards by which nominations are vetted or otherwise processed. We are also not currently subject to any law, rule or regulation, however, requiring that we establish or maintain a Nominating Committee of our
Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended June 30, 2007, 2006 and 2005: (i)
individuals who served as, or acted in the capacity of, our principal executive officer for the fiscal year ended June 30, 2007; and (ii) our other most highly compensated executive officer, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded
$100,000 with respect to the fiscal year ended June 30, 2007and who were employed at the end of fiscal year 2007.

                                                          Non-Equity    Non-Qualified
Name and                                                  Incentive       Deferred
Principal                           Stock     Option        Plan        Compensation     All Other
Position    Year   Salary   Bonus   Awards   Awards(s)   Compensation     Earnings      Compensation   Total
---------   ----   ------   -----   ------   ---------   ------------   -------------   ------------   ------
                     ($)     ($)     ($)       ($)           ($)                             ($)         ($)
David Wu    2007   15,852     0       0         0             0               0               0        15,852
(1)         2006   13,650     0       0         0             0               0               0        13,650
            2005   14,509     0       0         0             0               0               0        14,508
_________

(1) The annual amount of perquisites and other personal benefits, if any, did not exceed $10,000 for each named executive officer and has therefore been omitted, unless otherwise stated above.

GRANTS OF PLAN-BASED AWARDS FOR 2007

The following table summarizes grants of plan-based awards to each Named
Executive Officer during 2007:

                                                                                       All Other
                     Estimated Future                                      All Other    Option
                    Payouts Under Non-        Estimated Future Payouts       Stock      Awards:    Exercise
                  Equity Incentive Plan        Under Equity Incentive       Awards:    Number of   or Base
                         Awards                      Plan Awards           Number of   Securities  Price of
               ---------------------------   ---------------------------   Shares or   Underlying   Option
       Grant   Treshold   Target   Maximum   Treshold   Target   Maximum     Units      Options     Awards
Name   Date      ($)        ($)      ($)       (#)       (#)       (#)        (#)         (#)       ($/Sh)
----   -----   --------   ------   -------   --------   ------   -------   ---------   ----------  --------
(a)     (b)      (c)        (d)      (e)       (f)       (g)       (h)        (i)         (j)         (k)
None     -        -          -        -         -         -         -          -           -           -

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding equity awards at June 30, 2007:

                     Option Awards                                              Stock Awards
       -----------------------------------------   --------------------------------------------------------------------
                                                                                                              Equity
                                                                                                  Equity      Incentive
                                                                                                  Incentive   Plan
                                                                                                  Plan        Awards:
                                                                                                  Awards:     Market or
                                                                                                  Number      Payout
                                                                                                  of          Value of
                                     Equity                                 Number     Market     Unearned    Unearned
                                     Incentive                              of         Value of   Shares,     Shares,
                                     Plan                                   Shares     Shares     Units or    Units or
                                     Awards:                                or Units   or Units   Other       Other
       Number of     Number of       Number of                              of Stock   of Stock   Rights      Rights
       Securities    Securities      Securities                             That       That       That        That
       Underlying    Underlying      Underlying                             Have       Have       Have        Have
       Unexercised   Unexercised     Unexercised   Option      Option       Not        Not        Not         Not
       Options (#)   Options (#)     Unearned      Exercise    Expiration   Vested     Vested     Vested      Vested
Name   Exercisable   Unexercisable   Options (#)   Price ($)   Date         (#)        ($)        (#)         ($)
----   -----------   -------------   -----------   ---------   ----------   --------   --------   ---------   ---------
(a)        (b)            (c)            (d)          (e)         (f)          (g)        (h)        (i)         (j)
None        -              -              -            -           -            -          -          -           -

OPTION EXERCISES AND STOCK VESTED FOR 2007

The following table shows the option awards exercised, value realized on exercise, number of stock awards acquired and value of stock awards realized for each our Named Executive Officers during 2007:

             Option Awards               Stock Awards
       -------------------------   -------------------------
        Number of                   Number of
          Shares        Value        Shares         Value
       Acquired on   Realized on   Acquired on   Realized on
         Exercise      Exercise      Vesting       Vesting
Name       (#)           ($)           (#)           ($)
----   -----------   -----------   -----------   -----------
(a)        (b)           (c)           (d)           (e)
None        -             -             -             -

DIRECTOR COMPENSATION FOR 2007

The following table shows the details of compensation paid to our outside directors during 2007:

                                                   Change in
                                                    Pension
        Fees                        Non-Equity     Value and
       Earned                       Incentive     Nonqualified
       or Paid   Stock    Option      Plan          Deferred      All Other
       in Cash   Awards   Awards   Compensation   Compensation   Compensation   Total
Name     ($)      ($)      ($)         ($)          Earnings         ($)         ($)
----   -------   ------   ------   ------------   ------------   ------------   -----
(a)      (b)       (c)      (d)        (e)            (f)            (g)         (h)
NONE      -         -        -          -              -              -

                      COMPENSATION DISCUSSION AND ANALYSIS

         Our Board of Directors has not yet established a Compensation
Committee, and the functions of the Compensation Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish a
Compensation Committee of our Board of Directors. Any and all responsibilities relating to compensation have been performed by the Board of Directors.

Elements of Executive Compensation
----------------------------------

BASE SALARY

         Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive's qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive's past performance, competitive salary practices, internal pay equity and the tax deductibility of base salary.

Additional Benefits
-------------------

         Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

Our Compensation Decisions
--------------------------

         This section describes the compensation decisions that we made with respect to the named executive officers for fiscal 2006 and fiscal 2007.

EXECUTIVE SUMMARY

         In summary, the compensation decisions made in fiscal 2006 and fiscal
2007 for the named executive officers were as follows:

      *  We did not increase base salaries for the named executive officers, and there is no plan to do so in fiscal 2008.

      *  In fiscal 2007, no bonuses were awarded to the then-named executive officers.

      *  Performance-based pay represented 0% of the total compensation actually paid to the named executive officers for fiscal 2006, and fiscal 2007 and the Board is presently assessing this for fiscal 2008.

         We believe that these decisions are consistent with our core compensation principles:

      *  We believe in a pay for performance culture;

      *  Compensation decisions should promote the interests of long-term stockholders; and

      *  Compensation should be reasonable and responsible.

BASE SALARY

         The base salaries are mandated in employment agreements with the named executive officers:

NAME                        TITLE                               2007 BASE SALARY
----                        -----                               ----------------

David Wu                    CEO                                    $  15,852
Kung Ming Kuo               General Manager, Wellton               $ 210,000

STOCK OPTION GRANTS

         We did not grant any stock options to our executive officers in fiscal
2007.

EMPLOYMENT AGREEMENTS

         On January 1, 2007 David Wu, our CEO entered into an employment agreement. Under the terms of the employment agreement David Wu will remain employed by us as CEO until December 31, 2011. Annual compensation will be approximately $15,852 per year.

         On December 31, 2006 Kung Ming Kuo entered into an employment agreement with Wellton International Fiber Corp. Under the terms of the agreement Mr. Kuo will serve as general manager of Wellton through December 31, 2011 at an annual salary of $210,000.

SEVERANCE ARRANGEMENTS

         None

CHANGE-IN-CONTROL ARRANGEMENTS

         None

         At present, the named executive officers do not hold any unvested stock options that would become vested upon a change in control.

STOCK OWNERSHIP REQUIREMENT FOR MANAGEMENT

         We do not have a policy requiring stock ownership by management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

         At June 30, 2007 we had 96,363,982 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2007 by:

      o  each person known by us to be the beneficial owner of more than 5% of our common stock;

      o  each of our directors;

      o  each of our executive officers; and

      o  our executive officers, directors and director nominees as a group.

         The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                        AMOUNT & NATURE  OF        PERCENTAGE OF
NAME OF BENEFICIAL OWNERS (1)           BENEFICIAL OWNERSHIP           CLASS
----------------------------------      --------------------       -------------
David Wu (2) .....................           12,250,000                12.7%
Xuejen Chen ......................                    -                 0.0%
Xiali Gan ........................                    -                 0.0%
All officers & directors
  as a group (three persons) .....           12,250,000                12.7%

Capital One Resource Co., Ltd. (3)            4,890,000                 5.1%

(1)  Unless otherwise noted, then address of each of these persons is c/o Dragon
     International Group Corp., No. 201 Guangyuan Road, District C, Investment
     Pioneering Park, Jiangbei, Ningbo, China 315033

(2)  David Wu is the only officer or director who owns any of our securities.

(3)  Capital One Resource Co., Ltd., a Chinese entity, is a wholly owned subsidiary of CDI China, Inc. a Florida corporation, which is a wholly owned subsidiary of China Direct, Inc., which acts as consultant to us.
     Their address is W635 Jinjiangjunling Mansion, 59 Maomingnan Rd, Shanghai
     China, 200020. China Direct, Inc. is a listed company. According to its last Annual Report on Form 10-KSB, China Direct, Inc.'s issued and outstanding common stock is owned by the following officers, directors and
     5% holders, in addition to its public ownership:

Dr. Yuejian (James) Wang .........            3,300,000                  23%
Marc Siegel  .....................            5,200,000                  36%
David Stein  .....................            2,683,114                  19%
Yi (Jenny) Liu  ..................               48,000                   0%
All officers and directors
  as a group (three persons) .....           13,083,114
Richard Galterio .................            1,200,000                   8%

         At June 30, 2007, no shares had been issued, and no shares of our common stock were available for issuance, under equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

RELATED PARTY TRANSACTIONS

         As of June 30, 2007 we reflect a related party balance of $324,311. On
June 29, 2007, we acquired a 51% equity interest in Wellton International Fiber
Corp. ("Wellton"). The previous owner advanced funds to Wellton for working capital purposes. At June 30, 2007, we owed $324,311 to the previous owner. This previous owner now holds a 49% interest in Wellton.

         At June 30, 2006, we had a net receivable from officers amounting to
$3,498. At December 31, 2006, these amounts were satisfied and there were no balances due from or due to related parties as of year ended June 30, 2007.

         On June 1, 2005 Ningbo Dragon acquired 100% of Ningbo Dragon Packaging
Technology Co., Ltd. ("Dragon Packaging"). Dragon Packaging, established in
August 2002, is located in Ningbo, China, in close proximity to the headquarters of Ningbo Dragon. Dragon Packaging had no operations at the time of the acquisition. Ningbo Dragon acquired the assets of Dragon Packaging, notably land use rights valued at $2,494,247. Under the terms of the agreement Ningbo Dragon assumed land use rights of $2,494,247, other assets of $1,306,588, and debt of
$1,007,329. The other assets of $1,306, 588 consisted of cash, prepaid expenses, other receivables, fixed assets and deferred assets. At the time of the acquisitions we held a due from related party of $2,793,506. We acquired Dragon
Packaging in exchange for the waiver of the $2,793,506 owed to us. As a result
Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon.

         Prior to the acquisition, XinYi was owned by Feng, Taiyuan, an unrelated third party.

         At the time of the acquisitions we held an amount due from related party of $2,793,506. We acquired Dragon Packaging in exchange for the waiver of the $2,793,506 owed us.

         On the land acquired in the agreement with Dragon Packaging, Ningbo
Dragon constructed a new 91,000 square foot manufacturing facility. The total cost of the new facility was approximately $1,500,000.

         Michael Levine, our former President, from time to time, provided advances to us for operating expenses. These advances were short-term in nature and non-interest bearing. The amount due to our former President at June 30,
2006, was $17,506 and is included in accrued expenses on our accompanying balance sheet.

         In September 2002, Michael Levine, our former President, loaned us
$10,000 to pay operating expenses pursuant to a note. This note is convertible into 1,333,333 shares of our common stock at a conversion price of $0.0075 per share and was due on the earlier of (i) our successfully consummating a merger or acquisition, or (ii) one year from the date of the note. When we closed our merger with Dragon International Group Corp., the term of this note was converted into a demand note. Additionally, in April 2004, our former President entered into a convertible note agreement with us to convert $31,124 of advances to pay operating expenses into to a convertible note. This note is convertible into 4,149,867 shares of our common stock at a conversion price of $0.0075 per share and was due on the earlier of (i) our successfully consummating a merger or acquisition, or (ii) one year from the date of the note. When we closed our merger with Dragon International Group Corp., the term of this note was converted into a demand note. Interest accrues at the rate of 3% per annum and aggregated $105 for the six months ended December 31, 2005. Prior to December
31, 2005, we issued 4,136,789 shares of common stock in connection with the conversion of $31,026 of this debt. In October 2005 and June 2006, we issued a total of 1,458,267 shares of our common stock in connection with the conversion of $10,098 of this debt, plus accrued interest of $839. At June 30, 2006, the note was fully converted and there is no outstanding convertible notes payable related to our former President.

         As each of our directors is also an officer, we do not consider any of our directors to be "independent". We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors.

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

Exhibit No.                      Description

2.5      Agreement and Plan of Reorganization between Retail Highway.com, Inc.
         and Dragon International Group Corp. Previously filed as an exhibit to the Company's Form 8-K dated October 1, 2004.

2.6      Amendment to Plan of Reorganization. Previously filed as an exhibit to the Company's Form 8-K dated October 1, 2004.

2.7      Stock Purchase Agreement for 30% interest in Ningbo Dragon
         International Trade Co., Ltd. Previously filed as an exhibit to the
         Company's Form 8-K dated February 16, 2005.

2.8      Form of Secured Convertible Debenture. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.9      Form of Security Agreement - March 2005 Offering. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.10     Form of Warrant - March 2005 Offering. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

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

10.3     Stock Purchase Agreement between the Company, Ningbo Dragon and
         Xianyang Naite Research & Development Center dated August 1, 2005.
         Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.4     Stock Purchase Agreement between the Company, Ningbo Dragon and
         Hangzhou Yongxin Paper Co., Ltd., dated July 1, 2005. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.5     Stock Purchase Agreement between Ningbo Dragon and Ningbo XinYi Co.,
         Ltd., dated June 1, 2005. Previously filed as an exhibit to the
         Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.6     Consulting and Management Agreement between the Company and China
         Direct Investments, Inc. Previously filed as an exhibit to the
         Company's Current Report on Form 8-K dated February 28, 2006.

10.7     Credit Line Agreement of Guangdong Development Bank. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.8     Mortgage Loan Contract Commercial Bank of Ningbo. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated
         August 15, 2005.

10.9     2005 Stock Option Plan previously filed as an exhibit to the Form S-8
         Registration Statement filed July 19, 2005.

10.10    Consulting Agreement between the Company and Skyebanc, Inc. Previously filed as an exhibit to the Company's Registration Statement on Form
         SB-2 dated June 6, 2007.

10.11    Purchase Contract between Shanghai JinKui Shanghai JinKui Packaging
         Material Co., Ltd. and Hunan Prince Milk Group. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated June
         6, 2007.

10.12    Stock Purchase Agreement between Dragon International Group Corp. and
         Wellton International Fiber Corp. dated as of January 16, 2007.
         Previously filed as an exhibit to the Company's Current Report on Form
         8-K filed on January 19, 2007.

10.13    Stock Purchase Agreement between Dragon International Group Corp. and
         Wellton International Fiber Corp. dated as of June 29, 2007. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 2007.

10.14    Employment agreement between Wellton International Fiber Corp., and
         Kung Ming Kuo. Previously filed as an exhibit to the Company's Current
         Report on Form 8-K filed on July 12, 2007.

10.15    Employment agreement between the Company and David Wu. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 10, 2007.

10.16    Lease agreement. Previously filed as an exhibit to the Company's
         Registration Statement on Form SB-2 dated August10, 2007.

21       List of Subsidiaries.*

23.1     Consent of Sherb & Co., L.L.P.*

31.1     Certification of our Chief Executive Officer Pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002.*

31.2     Certification of our Chief Financial Officer Pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002.*

32.1     Certification of our Chief Executive Officer Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002.*

32.2     Certification of our Chief Financial Officer Pursuant to Section 906 of
         the Sarbanes-Oxley Act of 2002.*
_________
* filed herewith.

         (b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the three month period ended June 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co. LLP has served as our independent registered public accounting firm for fiscal 2007 and fiscal 2006. The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb
& Co. LLP for those periods.

                                       Fiscal 2007       Fiscal 2006
                                       -----------       -----------

         Audit Fees ............         $ 88,000          $ 73,000
         Audit-Related Fees ....                0                 0
         Tax Fees ..............                0                 0
         All Other Fees ........                0                 0
                                         --------           -------
         Total .................         $ 88,000           $73,000

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

         The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co. LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co. LLP with respect to fiscal year 2007 were pre-approved by the entire board of directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized.

October 15, 2007                DRAGON INTERNATIONAL GROUP CORP.

                                By: /s/ David Wu
                                    ------------
                                    David Wu
                                    (Principal Executive Officer)

                                By: /s/ Name Xiali Gan
                                    ------------------
                                    Name Xiali Gan,
                                    (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Act of 1933, this Form
10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signature                 Title                                 Date
---------                 -----                                 ----

/s/ David Wu              Chief Executive Officer,              October 15, 2007
---------------           President and Director
David Wu                  (Principal Executive Officer)

/s/ Xuejun Chen           Vice President and Director           October 15, 2007
---------------
Xuejun Chen

/s/ Xiali Gan             Chief Financial Officer               October 15, 2007
---------------           and Director
Xiali Gan                 (Principal Financial and
                          Accounting Officer)

/s/ Orson Zhang           Secretary                             October 15, 2007
---------------
Orson Zhang

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

                                    CONTENTS

Report of Independent Registered Public Accounting Firm .....................F-2

Consolidated Financial Statements:

Notes to Consolidated Financial Statements ..........................F-7 to F-32

                                       F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dragon International Group Corp. and Subsidiaries
Ningbo, Zhejiang, China

         We have audited the accompanying consolidated balance sheet of Dragon
International Group Corp. and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dragon
International Group Corp. and Subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the years ended June 30, 2007 and
2006, in conformity with accounting principles generally accepted in the United
States of America.

/s/ Sherb & Co., LLP
--------------------
Certified Public Accountants
Boca Raton, Florida
October 4, 2007

                                       F-2

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                       June 30, 2007

                                          ASSETS

CURRENT ASSETS:
  Cash ....................................................................  $  1,032,519
  Accounts receivable (net of allowance for doubtful accounts of $206,454)      7,321,905
  Inventories .............................................................     2,097,854
  Advances on purchases ...................................................     4,167,033
  Prepaid expenses and other current assets ...............................       594,677
                                                                             ------------
    Total Current Assets ..................................................    15,213,988

CASH-RESTRICTED ...........................................................       262,302
PROPERTY AND EQUIPMENT - Net ..............................................     2,851,721
LAND USE RIGHTS - Net .....................................................     2,593,636
INTANGIBLE ASSETS - Net ...................................................       310,236
                                                                             ------------

    Total Assets ..........................................................  $ 21,231,883
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ...........................................................  $  3,946,378
  Accounts payable ........................................................     5,665,665
  Accrued expenses ........................................................       475,522
  Advances from customers .................................................        25,355
  Income tax payable ......................................................     1,397,117
  Liability in connection with acquisition ................................       573,022
  Due to related party ....................................................       324,311
                                                                             ------------
    Total Current Liabilities .............................................    12,407,370

MINORITY INTEREST .........................................................       603,557
                                                                             ------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
    No shares issued and outstanding) .....................................             -
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
    96,363,982 shares issued and outstanding) .............................        96,364
  Additional paid-in capital ..............................................     8,828,334
  Accumulated deficit .....................................................    (1,189,300)
  Other comprehensive income - foreign currency ...........................       485,558
                                                                             ------------
    Total Stockholders' Equity ............................................     8,220,956
                                                                             ------------

    Total Liabilities and Stockholders' Equity ............................  $ 21,231,883
                                                                             ============

                      See notes to consolidated financial statements
                                            F-3

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   For the Year Ended
                                                                        June 30,
                                                              ---------------------------
                                                                  2007           2006
                                                              ------------   ------------

NET REVENUES ...............................................  $ 15,337,586   $ 18,434,087

COST OF REVENUES ...........................................    13,912,099     16,633,015
                                                              ------------   ------------

GROSS PROFIT ...............................................     1,425,487      1,801,072
                                                              ------------   ------------

OPERATING EXPENSES:
  Selling expenses .........................................       351,484        413,912
  General and administrative Expenses (including stock based
   consulting expense of $347,512 and 255,977, respectively)     1,523,121        867,086
                                                              ------------   ------------
    Total Operating Expenses ...............................     1,874,605      1,280,998
                                                              ------------   ------------

(LOSS) INCOME  FROM OPERATIONS .............................      (449,118)       520,074
                                                              ------------   ------------

OTHER INCOME (EXPENSE):
  Other income .............................................       118,472        371,854
  Registration rights penalty ..............................      (180,000)             -
  Debt issuance costs ......................................             -       (338,091)
  Settlement of debt .......................................             -     (1,326,569)
  Interest expense .........................................      (189,959)    (1,838,066)
                                                              ------------   ------------
    Total Other Expense ....................................      (251,487)    (3,130,872)
                                                              ------------   ------------

LOSS BEFORE INCOME TAXES ...................................      (700,605)    (2,610,798)
INCOME TAXES ...............................................       (88,926)             -
                                                              ------------   ------------
NET LOSS BEFORE MINORITY INTEREST ..........................      (789,531)    (2,610,798)

MINORITY INTEREST IN LOSS OF SUBSIDIARY ....................             -         16,681
                                                              ------------   ------------

NET LOSS ...................................................      (789,531)    (2,594,117)

OTHER COMPREHENSIVE INCOME:
  Unrealized gain foreign currency translation .............       312,606        172,952
                                                              ------------   ------------

COMPREHENSIVE LOSS .........................................  $   (476,925)  $ (2,421,165)
                                                              ============   ============

NET INCOME PER COMMON SHARE
  Basic ....................................................  $      (0.01)  $      (0.06)
                                                              ============   ============
  Diluted ..................................................  $      (0.01)  $      (0.06)
                                                              ============   ============

  Weighted Common Shares Outstanding - Basic ...............    81,331,308     46,349,684
                                                              ============   ============
  Weighted Common Shares Outstanding - Diluted .............    81,331,308     46,349,684
                                                              ============   ============

                      See notes to consolidated financial statements
                                            F-4

                                          DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock,          Common Stock
                               $.001 Par Value            Issuable
                             --------------------   --------------------   Additional     Retained         Other           Total
                             Number of                         Number of     Paid-in      Earnings     Comprehensive   Stockholders'
                               Shares     Amount     Shares      Amount      Capital      (Deficit)       Income          Equity
                             ----------   -------   --------   ---------   -----------   -----------   -------------   -------------

Balance, June 30, 2005 ...   37,585,234   $37,585          -   $       -   $ 1,735,522   $ 2,194,348   $           -   $  3,967,455
  Beneficial conversion
  feature ................            -         -          -           -       236,704             -               -        236,704
  Common stock issued in
    connection with
    conversion of notes
    payable and accounts
    payable ..............    1,458,267     1,458          -           -         9,479             -               -         10,937
  Issuance of warrants as
    offering cost for sale
    of convertible debt ..            -         -          -           -       168,894             -               -        168,894
  Issuance of warrants
    with convertible debt             -         -          -           -       183,452             -               -        183,452
  Common stock issued for
    services .............    5,510,000     5,510    890,000         890       637,600             -               -        644,000
  Grants of warrants for
    services .............            -         -          -           -       466,918             -               -        466,918
  Effects of adoption of
    FAS 123(R)/Unamortized
    costs associated with
    the issuance of common
    stock and grant of
    warrants for services             -         -          -           -      (854,941)            -               -       (854,941)
  Common stock issued in
    connection with
    acquisitions .........    1,500,000     1,500          -           -       478,500             -               -        480,000
  Common stock issued for
    conversion of
    convertible debentures   18,478,568    18,479          -           -     1,644,592             -               -      1,663,071
  Value of common shares
    issued below minimum
    conversion ...........            -         -          -           -       914,704             -               -        914,704
  Grants of warrants in
    connection with debt
    conversion ...........            -         -          -           -       411,865             -               -        411,865
  Comprehensive loss:
  Comprehensive income:
    Net loss for the year             -         -          -           -             -    (2,594,117)              -     (2,594,117)
    Foreign Currency
      translation
      adjustment .........            -         -          -           -             -             -         172,952        172,952
                             ----------   -------   --------   ---------   -----------   -----------   -------------   ------------

Balance, June 30, 2006 ...   64,532,069    64,532    890,000         890     6,033,289      (399,769)        172,952      5,871,894

  Common stock issued in
    connection with
    acquisitions .........    8,095,574     8,095          -           -     1,133,380             -               -      1,141,475
  Sale of common stock in
    private placements and
    related issuances ....   22,666,672    22,667          -           -     1,313,333             -               -      1,336,000
  Common stock issuable ..      890,000       890   (890,000)       (890)            -             -               -              -
  Exercise of warrants ...      179,667       180          -           -           820             -               -          1,000
  Amortization of deferred
    compensation .........            -         -          -           -       347,512             -               -        347,512
  Comprehensive loss:
  Comprehensive income: ..            -         -          -           -             -             -               -              -
    Net loss for the year             -         -          -           -             -      (789,531)              -       (789,531)
    Foreign Currency
      translation
      adjustment .........            -         -          -           -             -             -         312,606        312,606
                             ----------   -------   --------   ---------   -----------   -----------   -------------   ------------

Balance, June 30, 2007 ...   96,363,982   $96,364          -   $       -   $ 8,828,334   $(1,189,300)  $     485,558   $  8,220,956
                             ==========   =======   ========   =========   ===========   ===========   =============   ============

                                           See notes to consolidated financial statements
                                                                 F-5

                           DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the Year Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                                2007          2006
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................................   $  (789,531)   $(2,610,798)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .......................................       442,772        258,605
    Stock-based compensation ............................................       347,512        255,977
    Amortization of discount on debentures payable ......................             -      1,580,778
    Amortization of debt issuance costs .................................             -        380,236
    Common stock and warrants issued in connection with debt settlement .             -      1,326,569
    Allowance for doubtful accounts .....................................         3,678         49,516
    Minority interest ...................................................             -         16,681
  Changes in assets and liabilities:
    Accounts receivable .................................................     1,948,455       (761,582)
    Inventories .........................................................     1,195,992       (735,372)
    Prepaid expenses and other current assets ...........................       342,934        295,235
    Other receivables ...................................................             -        646,173
    Advances to employees ...............................................       (25,618)             -
    Advances on purchases ...............................................    (3,361,371)      (475,710)
    Other assets ........................................................        78,759         (9,372)
    Accounts payable ....................................................       551,744        183,770
    Accrued expenses ....................................................    (1,671,591)      (565,379)
    Advances from customers .............................................       (43,339)        60,975
                                                                            -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ...................................      (979,604)      (103,698)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Due from related parties ..............................................         3,498       (819,336)
  Cash acquired in acquisition ..........................................       380,436         60,592
  Increase in notes receivable ..........................................      (445,913)       (25,000)
  Capital expenditures ..................................................    (1,072,153)      (560,223)
                                                                            -----------    -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES .............................    (1,134,132)    (1,343,967)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable ...........................................     5,761,340        824,943
  Repayment of notes payable ............................................    (4,577,169)      (390,653)
  Common stock issued for raising capital ...............................     1,336,000              -
  Proceeds from exercise of common stock purchase warrants ..............         1,000              -
  Decrease in restricted cash ...........................................             -        357,278
  Proceeds from debentures payable ......................................             -        503,500
  Prepayment of debentures payable ......................................             -       (275,342)
  Placement agent fees paid .............................................             -        (89,807)
                                                                            -----------    -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .........................     2,521,171        929,919
                                                                            -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH .........................................       158,812         81,459
                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH .........................................       566,247       (436,287)

CASH - beginning of fiscal year .........................................       466,272        902,559
                                                                            -----------    -----------

CASH - end of fiscal year ...............................................   $ 1,032,519    $   466,272
                                                                            ===========    ===========

                            See notes to consolidated financial statements.
                                                  F-6A

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid  for:
    Interest ............................................................   $   196,015    $   186,432
                                                                            ===========    ===========
    Income Taxes ........................................................   $    88,926    $    31,761
                                                                            ===========    ===========

  Non-cash investing and financing activities
    Issuance of common stock for debt ...................................   $         -    $    10,937
                                                                            ===========    ===========
    Issuance of common stock for acquisition ............................   $ 1,141,475    $         -
                                                                            ===========    ===========
    Convertible debentures and accrued interest converted to common stock   $         -    $ 1,663,071
                                                                            ===========    ===========
    Beneficial conversion feature on issued debentures payable ..........   $         -    $   236,704
                                                                            ===========    ===========
    Debt discount on warrants granted with convertible debt .............   $         -    $   184,140
                                                                            ===========    ===========
    Deferred finance cost for warrants granted to obtain financing ......   $         -    $   168,894
                                                                            ===========    ===========
    Common stock issued for deferred compensation .......................   $         -    $   644,000
                                                                            ===========    ===========
    Warrants granted for deferred compensation ..........................   $         -    $   466,918
                                                                            ===========    ===========

  Acquisition details:
    Fair value of assets acquired .......................................   $ 4,715,489    $ 2,500,681
                                                                            ===========    ===========
    Liabilities assumed .................................................   $ 4,142,467    $ 1,359,205
                                                                            ===========    ===========

                            See notes to consolidated financial statements.
                                                  F-6B

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

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

Effective June 30, 2004, Dragon Florida entered into a Stock Purchase Agreement to acquire 70% of Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon"),
formerly known as Ningbo Anxin International Trade Co., Ltd. ("Anxin"). On
December 31, 2004, Dragon Florida acquired the remaining 30% of Ningbo Dragon in exchange for 4,000,000 shares of common stock. For financial accounting purposes, the issuance of these shares was treated as part of the recapitalization of Dragon Nevada and valued at par value.

Ningbo Dragon, established in 1997 and incorporated in the Peoples Republic of
China, is located in the city of Ningbo, located in the Zhejiang Province in the
PRC, approximately 200 miles south of Shanghai. The acquisition of Ningbo Dragon by Dragon Florida has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Dragon Florida, and ultimately Dragon Nevada, pursuant to which Ningbo Dragon is treated as the continuing entity. Ningbo Dragon changed its name to Ningbo Dragon International
Trading Co., Ltd., effective July 7, 2005. Ningbo Dragon is involved in the pulp and paper industry, operating as a manufacturer and distributor industrial paper and packaging products.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY (CONTINUED)

In addition to its own operations, Ningbo Dragon operates four subsidiaries, including: (i) Ningbo City Jiangdong Yonglongxin Special Paper Co., Ltd.
("Yonglongxin"), that holds an ISO9000 certificate and operates a civil welfare manufacturing facility in Fuming County of the Zhang'ai Village in Ningbo,
China; Yonglongxin operates the Xianyang Naite Research & Development Center
("R&D Center"), created to develop, design and improve production methods in the specialty packaging industry in China. (ii) a 60% interest in Hangzhou Yongxin
Paper Co., Ltd. ("Yongxin") manufactures, sells, and distributes cigarette packing materials, (iii) Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon
Packaging"), formerly known as Ningbo XinYi Paper Product Industrial Co., Ltd.
("XinYi") after having changing their name on August 1, 2006, operates a pulp and manufacturing facility and (iv) Shanghai JinKui Packaging Material Co., Ltd.
("JinKui"), a manufacturer of specialized packaging products for the pharmaceutical industry. On June 29, 2007 Dragon Nevada acquired a 51% equity interest in Wellton International Fiber Corp ("Wellton"), an agent of pulp and related paper products.

Henceforth Dragon Nevada, Dragon Florida, Ningbo Dragon or any of its
subsidiaries are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding that company.

On June 29, 2007, the Company acquired Wellton International Fiber Corp.
("Wellton"). Wellton, established in 2002 as a company organized under the laws of the British Virgin Islands and acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, the Company will issue common stock to acquire 51% ownership interest in Wellton. The consideration is equal to the shareholders' equity of Wellton of $573,022 as of June 30, 2007. The
Company agreed to issue 8,186,029 shares of its common stock, based on the fair value of each share at $0.07 per share, equaling the $573,022 equity of Wellton on the date of acquisition. The Company has not issued these shares as of June
30, 2007, and accordingly has accounted for them as liability in connection with acquisition. These shares have been included in earnings per share calculations for the year ended June 30, 2007. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The results of operations of Wellton are not included in the consolidated results of operations of the Company since the acquisition date is on June 29, 2007. (See
Note 5 - Acquisitions)

Certain reclassifications have been made to the prior year to conform to the current year presentation.

BASIS OF PRESENTATION

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2007, the Company maintains a cash balance of $1,294,821. Of this amount, $1,291,882 is held in
China, of which $262,302 is restricted as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet.
The remaining balance of $2,939 is held in the U.S.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.
Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2007, the allowance for doubtful accounts was
$206,454.

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

NET LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share". Loss per common share is computed by dividing income, or loss, available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of
June 30, 2007 and 2006, there were warrants outstanding for the purchase of
43,315,282 and 16,834,600 common shares, respectively, which could potentially dilute future earnings per share.

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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company amortizes the intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired entities. For the years ended June 30, 2007 and 2006, amortization expenses for intangible assets amounted to $108,342 and $ 98,482, respectively.

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

ADVANCES ON PURCHASES

At June 30, 2007, advances on purchases amounted to $4,167,033. The amount consists of prepayments by the Company for merchandise that had not yet been shipped to the Company. The Company will recognize the payment as inventory when the Company takes delivery of the goods.

ADVANCES FROM CUSTOMERS

Customer deposits at June 30, 2007 of $25,355 consist of prepayments to the
Company for merchandise that had not yet been shipped. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the
Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130)
"Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended June 30, 2007 included net income and foreign currency translation adjustments.

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
dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2007, the exchange rate for the Chinese Renminbi was $1 USD for
7.6248 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Ningbo Dragon, is the local currency, the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries operating in China are translated into United States dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2007 and 2006 was $158,812 and $81,459, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The
Company places its cash with high credit quality financial institutions in the
United States and China. At June 30, 2007, the Company, held a total of
$1,294,821 in bank deposits. Of this amount $1,291,882 is held in China, and
$2,939 is held in the U.S. Of the cash balance of $1,291,882 held in China,
$262,302 is restricted. The amount of $262,302 is being held in a bank account as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet. The remaining unrestricted cash balance of
$1,029,580 is held in bank deposits in China which may not be insured. The
Company has not experienced any losses in such accounts through June 30, 2007.
The Company also performs ongoing credit evaluations of its banks and customers to help further reduce credit risk.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and amounted to $1,517 and $1,773 for the years ended June 30, 2007 and 2006, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and Development costs are incurred on a project specific basis.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the years ended
June 30, 2007 and 2006 were not material.

SHIPPING COSTS

Shipping costs are included in selling and marketing expenses and totaled
$158,675 and $165,246 for the years ended June 30, 2007 and 2006, respectively.

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
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155: "Accounting For Certain Hybrid
Financial Instruments- an amendment of SFAS No. 133 and 140". This statement; a)
permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b)
clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e)
amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after
September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 155 is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of
Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period.

SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the Company's consolidated financial statements.

In July 2006, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus and ratified Issue No. 06-2: "Accounting for Sabbatical Leave and
Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for
Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

employees' compensation for future absences if certain conditions are met.
However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of
SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. The adoption of
SAB No. 108 is not expected to have a significant impact on the Company's consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109".
FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109,
"Accounting for Income Taxes". FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of
FIN No. 48 is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2006, the Staff of the SEC issued SAB No. 108: "Considering the
Effects of Prior Year Misstatements when Quantifying Misstatements in Current
Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this
Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of FASB 157 to determine the future impact on the Company's consolidated financial statements.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2,
"Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with
SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for
Derivative Instruments and Hedging Activities", and No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and
Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure
requirement for Guarantees, Including Indirect Guarantees of Indebtedness of
Others", to include scope exceptions for registration payment arrangements. FSP
EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements.
The Company does not expect the impact to be material.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities-including an amendment of FAS 115"
("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of
SFAS No 159 is not expected to have a significant impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - INVENTORIES

At June 30, 2007, inventories consisted of the following:

         Raw materials ....   $  591,257
         Finished goods ...    1,506,597
                              ----------
                              $2,097,854
                              ==========

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 3 - LAND USE RIGHTS

In connection with the acquisition of Ningbo Dragon Packaging Technology Co.,
Ltd. ("Dragon Packaging") on June 1, 2005, the Company acquired land use rights valued as of June 30, 2007 at $2,708,578 (Local currency of RMB 20,652,366)
through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053. The Company commenced amortizing this land use right over the contract period beginning July 1, 2005. For the years ended June 30, 2007 and 2006, amortization expenses amounted to $60,060 and
$54,882, respectively. The value of the land use rights remained constant in the local currency of RMB, the change in the valuation as it relates to U.S. dollars is associated with the currency fluctuation.

Land Use Rights                       Estimated Life: 47 year         $2,708,578
Less: Accumulated Amortization                                           114,942
                                                                      ----------
                                                                      $2,593,636
                                                                      ==========

The future amortization of the land use right are as follows:

         Year Ended June 30, 2008 .....    $   57,629
         Year Ended June 30, 2009 .....    $   57,629
         Year Ended June 30, 2010 .....    $   57,629
         Year Ended June 30, 2011 .....    $   57,629
         Year Ended June 30, 2012 .....    $   57,629
         Thereafter ...................    $2,305,491

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

                                           Estimated Life
                                           --------------
         Auto and truck ...............    10 Years          $  195,239
         Manufacturing equipment ......    5 Years            1,876,689
         Building and improvements ....    20 Years           1,443,824
         Office equipment .............    5 Years              102,195
                                                             ----------
                                                              3,617,947
         Less: Accumulated depreciation                       (766,226)
                                                             ----------
                                                             $2,851,721
                                                             ==========

For the years ended June 30, 2007 and 2006, depreciation expense for property and equipment amounted to $274,370 and $105,241, respectively.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 5 - ACQUISITIONS

On July 1, 2005, the Company acquired a 60% interest in Hangzhou Yongxin Paper
Co., Ltd. ("Yongxin"). Yongxin, established in 2003, is located in Hangzhou of
Zhejiang Province, China. Yongxin manufactures and sells cigarette packaging materials. The Company issued an aggregate of 1,000,000 shares of common stock in consideration for the nets assets of Yongxin. The fair value of the common stock issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No.
141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $322,192. The excess had been applied to an intangible asset -
categorized as marketing-related intangible assets and customer-related intangible assets, and is being amortized over five years on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue. Total amortization expense for the years ended June 30, 2007 and 2006 were $71,837 and $65,272.

On August 1, 2005 Ningbo Dragon's subsidiary, Ningbo City Jiangdong Yonglongxin
Special Paper Co., Ltd. ("Yonglongxin"), acquired the Xianyang Naite Research and Development Center ("R&D Center"). The Company paid $25,000 in cash and issued 500,000 shares of its common stock in consideration for this acquisition.
The fair value of the common stock issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000. The
Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the fair value of net assets exceeded the purchase price by $163,928. The excess had been applied to an intangible asset - categorized as technology-based intangible assets, and is being amortized over five years on a straight - line basis, which was the time frame that the management of the Company was able to project benefits for this Research and Development center. Total amortization expense for the year ended June 30, 2007 and 2006 were $36,505 and $33,210, respectively.

On June 30, 2006, the Company acquired Shanghai JinKui Packaging Material Co.,
Ltd. ("JinKui"). JinKui, established in 2004, is located in Shanghai, China and is a manufacturer of packaging materials for the pharmaceutical and food industry. Under the terms of the agreement, the Company issued 8,095,574 shares of its common stock, based on the fair value of each share at $0.141 per share, equaling the $1,141,475 equity of JinKui on the date of acquisition. The results of operations of JinKui are included in the consolidated results of operations of the Company from July 1, 2006. As of June 30, 2006, the shares had not been issued, and accordingly they were accounted for as a liability until such time that they were issued. These shares have been included in earnings per share calculations for the years ended June 30, 2006 and 2007. The Company issued
8,095,574 shares of common stock on November 1, 2006. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS
No. 141.

On June 29, 2007, the Company acquired a 51% equity interest in Wellton
International Fiber Corp. ("Wellton"). Wellton, established in 2002 as a company organized under the laws of the British Virgin Islands acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, the
Company will issue 8,186,029 shares of its common stock, based on the fair value of each share at $0.07 per share, equaling the $573,022 equity of Wellton on the date of acquisition. The Company has not issued these shares as of June 30,
2007, and accordingly has accounted for them as liability in connection with acquisition. These shares have been included in earnings per share calculations for the year ended June 30, 2007. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The results of operations of Wellton are not included in the consolidated results of operations of the Company since the acquisition date is on June 29, 2007.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 5 - ACQUISITIONS (CONTINUED)

For acquisitions during the year ended June 30, 2007, the assets acquired and liabilities assumed were as follows:

                                Wellton
                              -----------

                       Cash   $   380,436
        Accounts receivable     4,335,053
           Accounts payable      (540,443)
 Accrued expenses and other      (105,000)
         Income tax payable    (1,397,117)
              Other Payable    (1,172,039)
       Due to related party      (324,311)
          Minority Interest      (603,557)
                              -----------

       Total purchase price   $   573,022
                              ===========

For acquisitions during the year ended June 30, 2006, the assets acquired and liabilities assumed were as follows:

                               Yongxin    R&D Center      JinKui         Total
                              ---------   ----------   -----------    -----------

                       Cash   $  33,654    $      -    $    26,938    $    60,592
        Accounts receivable     543,564           -        503,012      1,046,576
                  Inventory     496,009      25,733        925,544      1,447,286
 Prepaid expenses and other           -           -        190,661        190,661
Property and equipment, net      69,121           -        854,526        923,647
           Accounts payable    (576,978)          -        (93,787)      (670,765)
 Accrued expenses and other    (547,562)          -     (1,265,418)    (1,812,980)
              Loans payable           -     (24,661)             -        (24,661)
          Intangible Assets     322,192     163,928              -        486,120
                              ---------    --------    -----------    -----------

       Total purchase price   $ 340,000    $165,000    $ 1,141,476    $ 1,646,476
                              =========    ========    ===========    ===========

The future amortization of the intangible assets for the next four years at current exchange rate is as follows:

         Year Ended June 30, 2008 ......    $103,412
         Year Ended June 30, 2009 ......    $103,412
         Year Ended June 30, 2010 ......    $103,412
         Year Ended June 30, 2011 ......         -0-

Amortization expense of the intangible assets for the years ended June 30, 2007 and 2006 was $108,342 and $98,482, respectively.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma combined financial information presented below, gives effect to the acquisition of Wellton under the purchase method of accounting prescribed by Accounting Principles Board Opinion No.16, Business Combinations,
as if it occurred as of the beginning of fiscal 2007 and 2006.

These pro forma statements are presented for illustrative purposes only. There were no pro forma adjustments related to the acquisitions in fiscal 2007. The pro forma adjustments related to amortization expenses for the intangible assets in fiscal 2006.

                                    Twelve Months Ended June 30, 2007
                      ------------------------------------------------------------
                         Dragon         Wellton
                         Nevada         7/1/06 -        Proforma
                       6/30/2007        6/30/07        Adjustment        Total
                      ------------    ------------    ------------    ------------

Revenues ..........   $ 15,337,586    $ 20,678,746    $          -    $ 36,016,332

Cost of Revenues ..     13,912,099      19,107,938               -      33,020,037
                      ------------    ------------    ------------    ------------

Gross Profit ......      1,425,487       1,570,808               -       2,996,295

Operating Expenses       1,874,605       1,121,036               -       2,995,641
                      ------------    ------------    ------------    ------------

Operating Income,
(Loss) ............       (449,118)        449,772               -             654

Other Income,
(Expense) .........       (251,487)        309,153               -          57,666
                      ------------    ------------    ------------    ------------

Net Income (loss)
before income
taxes and
minority interest .       (700,605)        758,925               -          58,320

Income Tax Expenses        (88,926)       (250,445)              -        (339,371)

Minority Interest .              -               -        (249,155)       (249,155)
                      ------------    ------------    ------------    ------------

Net Income, (Loss)    $   (789,531)   $    508,480    $   (249,155)   $   (530,206)
                      ============    ============    ============    ============

Net Income, (Loss)
per share .........   $      (0.01)   $        N/A    $        N/A    $      (0.01)
                      ============    ============    ============    ============

Common shares
outstanding .......     81,331,308                                      89,517,337
                      ============                                    ============

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                   Twelve Months Ended June 30, 2006
                      --------------------------------------------------------------------------------------------
                         Dragon        R&D Center        JinKui         Wellton
                         Nevada         7/1/05 -        7/1/05 -        7/1/05 -        Proforma
                       6/30/2006         8/1/05         6/30/06         6/30/06        Adjustment         Total
                      ------------    ------------    ------------    ------------    ------------    ------------

Sales .............   $ 18,434,087    $          -    $    840,889    $ 19,967,772    $          -    $ 39,242,748

Cost of Goods .....     16,633,015               -         586,989      18,726,239               -      35,946,243
                      ------------    ------------    ------------    ------------    ------------    ------------

Gross Profit ......      1,801,072               -         253,900       1,241,533               -       3,296,505

Operating Expenses       1,280,998               -         335,581       1,011,233               -       2,627,812
                      ------------    ------------    ------------    ------------    ------------    ------------

Operating Income,
(Loss) ............        520,074               -         (81,681)        230,300               -         668,693

Other Income,
(Expense) .........     (3,130,872)              -         (19,357)        170,031               -      (2,980,198)
                      ------------    ------------    ------------    ------------    ------------    ------------

Net Income (loss)
before income
taxes and
minority interest .     (2,610,798)              -        (101,038)        400,331               -      (2,311,505)

Income Tax Expenses              -               -               -        (132,250)              -        (132,250)

Minority Interest .         16,681               -               -               -        (131,360)       (114,679)
                      ------------    ------------    ------------    ------------    ------------    ------------

Net Income, (Loss)    $ (2,594,117)   $          -    $   (101,038)   $    268,081    $   (131,360)   $ (2,558,434)
                      ============    ============    ============    ============    ============    ============

Net Income, (Loss)
per share .........   $      (0.06)   $        N/A    $        N/A    $        N/A    $        N/A    $      (0.04)
                      ============    ============    ============    ============    ============    ============

Common shares
outstanding .......     46,349,684                                                                      62,672,954
                      ============                                                                    ============

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 7 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

On June 29, 2007, the Company acquired a 51% equity interest in Wellton
International Fiber Corp. ("Wellton"). The previous owner advanced funds to
Wellton for working capital purposes. At June 30, 2007, the Company owed
$324,311 to the previous owner of the Company. The previous owner now holds 49%
interest of the Company.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2007:

Notes payable to Bank of Agriculture, due on August 15, 2007.
Interest only payable monthly at an annual rate of 6.732%. Secured
by personal assets of David Wu. ...................................   $  131,151

Notes payable to Bank of Agriculture, due on August 15, 2007.
Interest only payable monthly at an annual rate of 6.732%. Secured
by personal assets of David Wu. ...................................      131,151

Notes payable to Bank of Agriculture, due on June 26, 2008.
Interest only payable monthly at an annual rate of 7.23%. Secured
by assets of Dragon Packaging. ....................................    1,639,387

Notes payable to Bank of Agriculture, due on June 21, 2008.
Interest only payable monthly at an annual rate of 7.23%. Secured
by assets of Dragon Packaging. ....................................      852,482

Notes payable to Bank of Agriculture, due on June 15, 2008.
Interest only payable monthly at an annual rate of 7.88%. Secured
by a third party, Yongke Co., Ltd. ................................      262,302

Notes payable to Bank of Agriculture, due on June 15, 2008.
Interest only payable monthly at an annual rate of 7.88%. Secured
by a third party, Yongke Co., Ltd. ................................      262,302

Bank-Guaranteed note to Bank of Transportation, due on November 16,
2007. Non-interest bearing. Secured by cash deposit 50% of the face
value of notes. ...................................................      170,496

Bank-Guaranteed note to Bank of Transportation, due on November 29,
2007. Non-interest bearing. Secured by cash deposit 50% of the face
value of notes. ...................................................      262,302

Bank-Guaranteed note to Bank of Transportation, due on December 05,
2007. Non-interest bearing. Secured by cash deposit 50% of the face
value of notes. ...................................................       26,230

Bank-Guaranteed note to Bank of Transportation, due on December 05,
2007. Non-interest bearing. Secured by cash deposit 50% of the face
value of notes. ...................................................       65,575

Notes Payable to two shareholders, interest only payable annually at an annual rate of 8%, $100,000 due on January 10, 2008 and
$43,000 due on April 11, 2008. ....................................      143,000
                                                                      ----------

Total .............................................................   $3,946,378
                                                                      ==========

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

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

The Company's subsidiaries in China are governed by the Income Tax Law of the
Peoples Republic of China concerning Foreign Investment Enterprises and Foreign
Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly owned foreign enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax) for the year ended June 30, 2007. The Company obtained approval from the
Peoples Republic of China to have their state income taxes abated for the years end June 30, 2006, accordingly there is no provision for income taxes for the
Chinese subsidiaries.

The results of operations of Wellton are not included in the consolidated results of operations for the fiscal year ended June 30, 2007. Accordingly no income tax provision has been recorded. Management of Wellton is of the opinion they are not subject to corporate income taxes as Wellton organized under the laws of the BVI. Despite this opinion of management Wellton has recorded a potential tax liability of $1,397,117 which the Company will continue to record until such time as Wellton can determine their ultimate tax status in the PRC.

The U.S. parent has sustained losses for tax purposes for the years ended June
30, 2007 and 2006, and accordingly no income tax provision has been made for the
Company's U.S. subsidiaries.

The components of income (loss) before income tax consist of the following:

                                       Year Ended June 30,
                                   --------------------------
                                       2007           2006
                                   ----------    ------------

         U.S. Operations ......    $ (513,239)   $ (3,692,577)
         Chinese Operations ...      (276,292)      1,098,460
                                   ----------    ------------
                                   $ (789,531)   $ (2,594,117)
                                   ==========    ============

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 9 - INCOME TAXES (CONTINUED)

The table below summarizes the reconciliation of the Company's income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

                                                               Year Ended June 30,
                                                           --------------------------
                                                               2007           2006
                                                           -----------    -----------

Income tax (benefit) provision at Federal statutory rate   $  (276,000)   $  (908,000)
State income taxes, net of Federal benefit .............       (36,000)      (119,000)
Permanent differences - stock based compensation .......       203,000      1,121,000
U.S. tax rate in excess of foreign tax rate ............        18,000        (72,000)
Abatement of foreign income taxes ......................             -       (363,000)
Increase in valuation allowance ........................             -        341,000
                                                           -----------    -----------
Tax provision ..........................................   $    89,000    $         -
                                                           ===========    ===========

The Company has a net operating loss ("NOL") carry forward for United States income tax purposes at June 30, 2007 expiring through the year 2027. Management estimates the NOL as of June 30, 2007 to be approximately $1,311,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets as it is more likely than not that realization will not occur. The Company's deferred tax asset as of June 30, 2007 is as follows:

         NOL carry forwards ...........................      $ 455,000
         Valuation allowance ..........................       (455,000)
                                                             ---------
         Deferred tax asset, net of allowance .........      $       -
                                                             =========

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY

RECENT SALES OF SECURITIES

On January 30, 2007 we entered into a subscription agreement (the "Subscription
Agreement") and related agreements (collectively with the Subscription
Agreement, the "Agreements") for the purchase of $1,500,000 units of securities.
We entered into the Agreements with 9 accredited investors (the "Investors") for an aggregate of $1,500,000 of financing of units of its securities consisting of
16,666,672 shares of common stock, common stock purchase warrants to purchase
16,666,672 shares of common stock exercisable at $.125 per share for a period of five years, and common stock purchase warrants to purchase 8,333,340 shares of common stock at an exercise price of $.15 per share for a period of five years.

The January 2007 Private Placement was conducted in two phases. The first phase closed on January 30, 2007. On January 30, 2007, we completed an initial closing
(the "Initial Closing") of $750,000 of units of securities consisting of
8,333,336 shares of common stock, common stock purchase warrants to purchase
8,333,336 shares of common stock exercisable at $.125 per share for a period of five years, and common stock purchase warrants to purchase 4,166,670 shares of common stock exercisable at $.15 per share for a period of five years.

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

We granted the purchasers a right of first refusal for a period of 24 months from the second closing date, February 27, 2007. In the event we should offer to sell common stock, debt or other securities to a third party except in certain instances including as consideration in a business combination in which the recipients or the issuance of our securities in connection with licensing agreements or other partnering arrangements providing that the recipients are not given registration rights, or if we issue stock or options pursuant to our stock option plans at prices equal to or greater than the fair market value of our common stock on the date of grant. The purchasers have the right to purchase the offered securities upon the same terms and conditions as we offered the securities to a third party. In addition, other than in the event of the foregoing excepted issuances, during the 24 month period from the effective date of the registration statement so long as the purchasers still own any of the shares sold in the offering (including the shares underlying the warrants), if we should issue any common stock or securities convertible into or exercisable for shares of common stock at a price per share of common stock or exercise price per share of common stock which is less than the purchase price of the shares paid by the purchasers in the offering, or less than the exercise price of the common stock purchaser warrants exercisable at $.125 per share, without the consent of each purchaser, then the purchaser's have the right to elect to retroactively substitute any term or terms of any new offering in connection with which the purchaser has a right of first refusal for any term or terms of this unit offering and adjustments will be made accordingly.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

We agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed within the sooner of 75 days after February 27, 2007, and we do not cause the registration statement to be declared effective no later than July 27 2007, we are required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the purchase price of the outstanding shares and exercise price of the warrant shares owned of record by such holder which are subject to such non-registration event, but not to exceed in the aggregate 12% of the aggregate purchase price, or $180,000. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including our failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities. As of June 30,
2007, we accrued the registration rights penalty of $180,000.

We agreed not to file any registration statements without the consent of the purchasers in the offering until the sooner of 24 months from the effective date of the registration statement referenced above or until all the shares, including the shares underlying the warrants, have been resold or transferred by the purchasers pursuant to the registration statement or Rule 144 of the
Securities Act of 1933, without regard to volume limitations. During this same exclusion period, we also agreed not to issue any equity, convertible debt or other securities convertible into common stock or equity of our company without the prior written consent of the purchasers.

In accordance with EITF 00-19-2, "Accounting for Registration Payment
Arrangements", the Company has determined the maximum potential amount of consideration to be issued under the two offerings for Registration Payment
Arrangement to be $180,000. As of June 30, 2007 the Company has accrued
Registration Payment Arrangement Liability for $180,000.

With regards to the January 2007 initial Offering and second Offering, in addition to registration rights the investors received rights of first refusal for a period of 24 months from the closing of the second Offering with regards to the sale of common stock, debt or other securities to third parties. Such first refusal rights allow the private placement investors to purchase newly offered securities at the same terms and conditions to those offered to third parties. In addition, if the terms of a new offering are less then the terms of the initial or second Offering, the private placement investors may substitute the terms of the new offering into their existing initial and second offering.

The Company paid fees totaling $199,000 in cash to certain of the investors and certain financial advisors in connection with the January 2007 initial Offering and second Offering. These fees have been netted against proceeds form the
Offerings. In addition, the Company granted to these individuals, common stock purchase warrants to purchase an aggregate of 1,666,670 shares of common stock, exercisable at $.125 per share for a period of five years, as a due diligence fee related to the January 2007 Private Placement.

On October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of Common Stock to H.K. Mingtai Investment Co., Ltd., a
financial institution in China.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

In January 2006, the Company provided a conversion offer for the outstanding principal and interest due to the investors ("January Conversion Offer"). The
January Conversion Offer presented the holders an opportunity to (i) convert the outstanding principal and interest due on the July Notes into shares of its common stock at a conversion price of $.09 per share, (ii) the reduction of the exercise price on warrants initially granted with the March 2005 Private
Placement ("March Warrants") from $.40 per share to $.15 per share, and warrants initially granted with the July 2005 Private Placement ("July Warrant") from
$.30 to $.15 per share, and (iii) the Company would grant additional common stock purchase warrants equal to the number of March Warrants and July Warrants held by each holder from the March 2005 Private Placement and the July 2005
Private Placement. The Company would grant common stock purchase warrants to purchase shares of its common stock at $.15 per share for a period of five (5)
years from the date of grant, January 24, 2006 ("Conversion Warrants").

A total of 34 of 36 holders accepted the January Conversion Offer and elected to convert the full amount of principal and interest due under the July Notes. One investor elected to convert half of the principal and interest due under the
July Notes, while another investor elected not to convert under the terms of the
January Conversion Offer. These two investors were subscribers to the July 2005
Private Placement only and were not subscribers to the March 2005 Private
Placement.

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34
holders consenting to the January Conversion Offer were due an aggregate of
$1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 =
17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March Warrants and 3,604,800
July Warrants. The Company reduced the exercise price on the 1,787,500 March
Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July Warrants from $.30 to $.15. The March Warrants and the July
Warrants were valued to the extent of their allocable percentage to the total value of the original convertible promissory notes.

The holder who elected to convert half of the July Notes was due $86,286 in principal ($100,000 less principal repayments of $13,714 made prior to the
January conversion) and interest as of February 10, 2006. As such the investor converted $43,143, (half of the current principal and interest due) the Company issued 479,365 shares of common stock, reduced the exercise price on 100,000 of the July Warrants to $.15 and granted 100,000 Conversion Warrants. (Original investment of $100,000 in the July 2005 Private Placement, therefore 200,000
July Warrants). The holder who elected to not to convert half of the July Notes retained ownership of 100,000 of the 200,000 July Warrants received in the July
2005 Private Placement for which the exercise price remained constant at $.40 per share, nor did this holder receive any Conversion Warrants. The other holder who elected not to convert, retained ownership of the principal amount of
$25,000 in July Notes, of which $21,571 in principal ($25,000 less principal repayments of $3,429 made prior to the January conversion) and interest was due as of February 10, 2006, and retained ownership of 50,000 July Warrants for which the exercise price remained constant at $.40 per share, nor did this holder receive any Conversion Warrants.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

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

In accordance with SFAS No. 84, "Induced Conversion of Convertible Debt", the
Company recognized an expense equal to the fair value of the additional securities and other consideration issued to induce conversions. Accordingly, the Company recorded debt settlement expense of $914,704 related to the
18,478,568 shares issued upon conversion and $411,865 of debt settlement expense related to the granting of Conversion Warrants to purchase 5,492,300 shares of the Company's common stock at $.15 per share. The fair market value of these stock warrant grants were estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 3 years.

The Company has already recognized the full value of the 5,492,300 warrants
(3,704,800 July Warrants and 1,787,500 March Warrants) for which the exercise price was reduced; therefore the Company did not record additional charges with regards to the reduction in exercise price from $0.30 to $0.15 for the July
Warrants and the reduction in exercise price from $0.40 to $0.15 for the March
Warrants. For the March holders the value of the March Warrants were valued below their fair market value at the time the March holders converted to the
July Notes, as the entire March 2005 Private Placement has been recorded for it full value with regards to the valuation for its beneficial conversion features and for the discount with regards to the issuance of March Warrants and July
Warrants. For the July holders the value of the originally granted July Warrants on the date of their grant for $0.30 per share were higher then the value of the warrants on the date that they were re-priced to $0.15 per share for the January
Conversion Offer; therefore no expense was recorded for the reduction in exercise price.

Pursuant to Emerging Issues Task Force (EITF) No. 00-19, "Accounting for
Derivative Financial Instruments Indexed to, and Potentially Settled in, a
Company's Own Stock", the Company has determined that collateral shares required to be issued as liquidated damages are not required to be recorded as a equity instrument, as EITF 00-19 provides that contracts that include any provision that could require net-cash settlement, as is required for the penalty, cannot be accounted for as equity of the Company. In addition, In accordance with
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the notes did not meet the criteria for bifurcation of the conversion option, as the debt met the definition of "conventional convertible debt", as defined under EITF 00-19, and therefore the conversion feature of the debt did not need to be bifurcated and accounted for as a derivative.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

Prior to the January Conversion Offer, the Company had accounted for the March
2005 and July 2005 Private Placements upon issuance and recorded all applicable beneficial conversion and discount on debt features as contained in these private placements. These beneficial conversion and discount features were to have been amortized over the life of the Private Placement, or until such time of their conversion.

With regards to the March 2005 Private Placement the Company upon issuance recorded (i) a beneficial conversion of $44,688, of which $18,123 was amortized in the fiscal year ended June 30, 2006, the remaining $26,565 was amortized in the prior fiscal year end, (ii) a discount on debt related to the original
1,787,500 March Warrants of $239,510. The fair market value of the warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123(R) using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.00%, volatility of 141% to 145% and expected term of 5 years. With regards to the
$239,510 discount, $97,135 was amortized in the year end June 30, 2006, the remaining $142,375 was amortized in the prior year end, (iii) In connection with the principal amount of the March Notes being exchanged into the terms of the
July 2005 Private Placement; the Company recorded an additional beneficial conversion amount of $52,723, of which $21,381 was amortized in the year end
June 30, 2006, the remaining $31,342 was amortized in the prior year end, and
(iv) The March Notes received an additional 715,000 common stock purchase warrants issued, upon their conversion into the July 2005 Private Placement. The
Company recorded a discount on debt for these warrants valued at $20,579. The value of the warrants were valued below their fair market value, as the entire
March 2005 Private Placement has been recorded for its full value with regards to the valuation for its beneficial conversion features as well as for the original 1,787,500 warrants and these subsequently granted 715,000 warrants.
With regards to the $20,579 discount, $8,346 was amortized in the fiscal year ended June 30, 2006; the remaining $12,233 was amortized in the prior year end.

With regards to the July 2005 Private Placement the Company upon issuance recorded (i) a beneficial conversion of $828,461, of which $236,704 was related to July Notes issued in the year ended June 30, 2006, and $591,757 was related to July Notes issued in the prior fiscal year end. The entire $828,461 was amortized in the year ended June 30, 2006, and (ii) a discount on debt associated with the Company granting a total of 3,854,800 July Warrants (715,000
July Warrants from the $357,500 from 7 repeat investors under the exchange with the March 2005 Private Placement, and 3,139,800 July Warrants from the
$1,569,900 from new investors). The July Warrants are immediately exercisable upon issuance at $.30 per share for a period of five (5) years expiring July 1,
2010. These warrants were treated as a discount on the July Notes and were valued, to the extent of their allocable percentage to total value of the July
Notes, at $607,332 ($423,880 for the July notes issued in fiscal June 30, 2005, and $183,452 for the July Notes issued in the first quarter of fiscal June 30,
2005) to be have been amortized over the 24 month term of the July Notes, which began on July 11, 2005. The entire $607,332 was amortized in the year end June
30, 2006 due to the early conversion of these notes in January 2006. The fair market value of each stock warrant grant was estimated on the date of grant using the Black- Scholes option-pricing model, in accordance with SFAS No.
123(R) using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 3.75-4.00%, volatility of 145% and expected term of 5 years.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK ISSUABLE

In connection with the January 10, 2006 consulting agreement with China Direct
Investments, Inc., the Company issued the remaining 890,000 shares of common stock due under this agreement in the year ended June 30, 2007.

ACQUISITIONS

On November 1, 2006 the Company issued 8,095,574 shares of common stock, based on the fair value of each share at $0.141 per share, equaling the $1,141,475 equity of JinKui on the date of acquisition. (See Note 5 - Acquisitions)

On July 1, 2005, in connection with the acquisition of a 60% interest in
Yongxin, the Company issued 1,000,000 shares of common stock. The fair value of the common shares issued was based on the $.34 quoted trading price of the common stock on the acquisition date and amounted to $340,000. (See Note 5 -
Acquisitions)

On August 1, 2005, in connection with the acquisition of a 100% interest of the
Xianyang Naite Research and Development Center, the Company issued 500,000 shares of common stock (see note 5). The fair value of the common shares issued was based on the $.28 quoted trading price of the common stock on the acquisition date and amounted to $140,000. (See Note 5 - Acquisitions)

CONVERTIBLE PROMISSORY NOTE

Prior to the Merger of Dragon Florida into Dragon Nevada, in September 2002, the former President of Dragon Nevada loaned the Company $10,000 to pay operating expenses pursuant to a demand note payable accruing interest at 3% per annum.
This note payable, and any accrued interest was convertible at $0.0075 per share. Additionally, in April 2004 the former President converted advances of
$31,124 into a demand note payable accruing interest at 3% per annum. In January and February 2005, the note holder converted $31,026 of principle from the
$31,124 note payable into 4,136,789 shares of common stock. In October 2005 and
June 2006, the note holder converted the remaining $98 principle from the
$31,124 note payable, plus the $10,000 note payable, and $839 of accrued interest payable on both notes into 1,458,267 shares of common stock. At June
30, 2006 both notes payable, to the Company's former President, plus all accrued interest had been fully converted. These notes were issued prior to any knowledge of a potential transaction between the Company and Dragon
International Group Corp., a Florida corporation.

CONSULTANT

On January 10, 2006, the Company entered into a three year consulting agreement with China Direct. In connection with this agreement, the Company agreed to issue 6,000,000 shares of the Company's common stock to China Direct. The
Company valued these services using the fair value of common shares on grant date at approximately $.09 per share and recorded deferred consulting expense of
$540,000 to be amortized over the service period. For the years ended June 30,
2007 and 2006, amortization of deferred consulting expense related to this three-year consulting agreement amounted to $180,000 and $80,000, respectively.
On June 22, 2006, in connection with this agreement, the Company issued
5,110,000 shares of common stock. As of June 30, 2006, the 890,000 shares had not been issued and are reflected in common stock issuable on the accompanying balance sheet. These shares were subsequently issued in the year ended June 30,
2007. In March 2007, pursuant to a consulting agreement the Company issued
4,000,000 shares of its common stock and $65,000 to Capital One Resource, a wholly owned subsidiary of China Direct, Inc.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

Furthermore as consideration for services under this agreement the Company issued common stock purchase warrants to purchase 4,700,000 shares of common stock to China Direct Investments, Inc. at $.15 per share. The common stock purchase warrants expire on January 10, 2011. The fair market value of these common stock purchase warrants of $395,675 was recorded as deferred compensation, to be amortized over the service period. The common stock purchase warrants value was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years. For the years ended June 30, 2007 and 2006 amortization of deferred compensation related to these common stock purchase warrants amounted to $ 131,890 and $58,619, respectively.

On February 15, 2006, the Company entered into a one year consulting agreement with Skyebanc, Inc. for consulting services. In connection with this consulting agreement, the Company issued common stock purchase warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.15 per share. The common stock purchase warrants expire on February 15, 2011. The fair market value of these common stock purchase warrants of $71,243 was recorded as deferred compensation, to be amortized over the service period. The common stock purchase warrants value was estimated on the date of grant using the
Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years. For the years ended June 30, 2007 and 20066 amortization of deferred compensation related to these common stock purchase warrants amounted to $35,622 and $13,358, respectively.

COMMON STOCK PURCHASE WARRANTS

Between October 2006 and February 2007, the Company issued 179,667 shares of its common stock upon the exercise of warrants for net proceeds of $1,000. A summary of the status of the Company's outstanding stock warrants as of June 30, 2007 and changes during the period then ended is as follows:

                                                                Weighted Average
                                                 Shares          Exercise Price
                                              -----------        --------------
Outstanding at July 1, 2005 ...........         4,635,300          $   0.34
         Granted ......................        12,199,300              0.146
         Exercised ....................               -0-             -0-
         Forfeited ....................               -0-             -0-
                                              -----------          ---------
Outstanding at June 30, 2006 ..........        16,834,600              0.147
         Granted ......................        26,666,682              0.142
         Exercised ....................          (179,667)             0.01
         Forfeited ....................            (6,333)            -0-
                                              -----------          ---------
Outstanding at June 30, 2007 ..........        43,315,282          $   0.145
                                              ===========          =========

Warrants exercisable at end of period .        43,315,282          $   0.145
                                              ===========          =========
Weighted-average fair value of warrants
granted during the period .............                            $   0.145
                                                                   =========

All warrants are outstanding and exercisable at June 30, 2007.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS (CONTINUED)

The following information applies to all warrants:

                      Warrants Outstanding and Exercisable
                      ------------------------------------
                                  Weighted
                                  Average         Weighted         Weighted
                                  Remaining       Average          Average
                                  Contractual     Exercise         Exercise
     Range of Exercise Prices     Shares          Life (Years)     Price
     ------------------------     -----------     ------------     --------
              $0.300                  150,000         3.03         $ 0.30
              $0.150               32,851,276         3.85         $ 0.15
              $0.125               10,000,006         4.59         $ 0.15
              $0.010                  314,000         3.03         $ 0.01

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse of vehicles under leases that expire through February 2009. Future minimum rental payments required under this operating lease is as follows:

                  Year Ended June 30, 2008 ....      $47,409
                  Year Ended June 30, 2009 ....      $17,486
                  Year Ended June 30, 2010 ....          -0-

Rent expense for the twelve-month periods ended June 30, 2007 and 2006 was
$62,139 and $59,056, respectively.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

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

