Form 10QSB
period 2007-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2007-11-19
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 0-23485

DRAGON INTERNATIONAL GROUP CORP.
(Exact name of small business issuer as specified in charter)

Nevada	98-0177646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At November 16, 2007 there were 96,363,982 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$337,223
Accounts receivable (net of allowance for doubtful accounts of $186,046	7,686,491
Inventories	2,928,465
Advances on purchases	6,257,807
Other receivables	54,421
Cash-restricted	266,042
Note receivable	849,922
Prepaid expenses and other current assets	159,625

Total Current Assets	18,539,996

Property and equipment - net	3,005,161
Land use rights - net	2,615,955
Intangible assets - net	301,069

Total Assets	$24,462,181

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$4,009,513
Accounts payable	6,181,195
Accrued expenses	357,999
Advances from customers	141,694
Income tax payable	1,572,585
Other payables	2,302,731
Liability in connection with acquisition	573,022
Due to related party	341,616

Total Current Liabilities	15,480,355

Minority Interest	679,438

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized: (No shares issued and outstanding	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized; 96,363,982 shares issued and outstanding	96,364
Additional paid-in capital	9,335,763
Accumulated deficit	(1,293,525)
Deferred compensation	(420,551)
Other comprehensive income - foreign currency	584,337

Total Stockholders' Equity	8,302,385

Total Liabilities and Stockholders' Equity	$24,462,181

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the three Months Ended September 30,
	2007	2006

NET REVENUES	$7,929,498	$4,832,984

COST OF SALES	7,331,333	4,460,470

GROSS PROFIT	598,165	372,514

OPERATING EXPENSES:
Stock-based consulting expenses	86,878	86,878
Selling expenses	192,308	114,833
General and administrative	234,339	313,360

Total Operating Expenses	513,525	515,071

INCOME (LOSS) FROM OPERATIONS:	84,640	(142,557)

OTHER INCOME (EXPENSE):
Other income	60,051	93,663
Debt issuance costs	(2,657)
Interest (expense)	(79,491)	(33,432)

Total Other Income (Expense)	(22,097)	60,231

INCOME (LOSS) BEFORE INCOME TAXES	62,543	(82,326)

INCOME TAXES	(90,898)

NET LOSS BEFORE MINORITY INTEREST	(28,355)	(82,326)

MINORITY INTEREST IN INCOME OF SUBSIDIARY	(75,870)

NET INCOME (LOSS)	104,225	(82,326)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	98,779	83,054

COMPREHENSIVE INCOME (LOSS)	$(5,446)	$728

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED COMMON SHARES OUTSTANDING – BASIC AND DILUTED	96,363,982	64,532,069

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,225)	$(82,326)
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	121,573	94,884
Stock-based compensation	86,878	86,878
Allowance for doubtful accounts	(20,408)	-
Minority interest	75,870	152,412

Changes in assets and liabilities:
Accounts receivable	(344,178)	23,983
Inventories	(830,611)	1,094,545
Prepaid and other current assets	(781,197)	(2,626,547)
Other receivables		3,284
Increase in notes receivable	286,288	-
Advances to employees	25,618	-
Advances on purchases	(2,090,774)	308,005
Other assets	(12,630)	12,787
Accounts payable	2,993,729	923,959
Accrued expenses	(117,524)	(93,902)
Advances from customers	116,339	(20,974)

NET CASH USED IN OPERATING ACTIVITIES	(595,241)	(123,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	-	(5,976)

Decrease in restricted cash	-	9,660
Capital expenditures	(229,629)	(165,061)

NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES	(229,629)	(161,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	63,135	67,000
Repayment of notes payable	-	(63,157)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITITES	63,135	3,843

EFFECT OF EXCHANGE RATE ON CASH	66,079	76,736

NET DECREASE IN CASH	(695,296)	(203,810)

CASH – Beginning of year	1,032,519	466,272

CASH – End of period	$337,223	$262,462

SUPPLEMENTA CASH FLOW INFORMATION:
Cash paid for:
Interest	$79,492	$33,432
Income taxes	$-	$1,651

See notes to consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dragon International Group Corp., (“we”, the “Company” or “Dragon Nevada”) was incorporated in the state of Nevada in 1993.  Through our subsidiaries, all located and operating in the Peoples Republic of China (the “PRC”), we manufacture and distribute assorted paper products and paper based packaging materials.

Our main customers, also located in the PRC, are packaging companies for the tobacco, cosmetics and pharmaceutical industries as well as the wine, spirits and other beverage industries.  Our products are used both as a finished product as well as a raw material input used by our customers in their further manufacture into a variety of paper products and packaging materials.

While we operate through various entities, we manage and identify our products under one product segment.

We operate as a holding company with interests in the following subsidiaries:

•	Dragon International Group., a Florida corporation (“Dragon Florida”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida in October 2004.

•
Ningbo Dragon International Trade Co., Ltd., (“Ningbo Dragon”).  Ningbo Dragon is a wholly owned subsidiary of Dragon Florida.  Dragon Florida acquired a 70% interest in Ningbo Dragon in June 2004 and the remaining 30% interest in December 2004.

•
Ningbo City Jiangdong Yonglongxin Special Paper co., Ltd. (“Yonglongxin”) was created as a wholly owned subsidiary of Ningbo Dragon in November 1999.  Xianyang Naite Research and Development Center (“R&D Center”), a wholly owned subsidiary of Yonglongxin, was acquired by Yonglongxin on August 1, 2005.

•	Ningbo Dragon Packaging Technology Co., Ltd., (“Dragon Packaging”) is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired a 100% interest in Dragon Packaging in June 2005.

•	Hangzhou Yongxin Paper Co., Ltd., (“Yongxin”) is a 60% owned subsidiary of Ningbo Dragon. The 60% interest was acquired in July 2005.

•	Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in JinKui in June 2006.

•	Wellton International Fiber Corp. (“Wellton”) is a 51% owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 51% interest in Wellton in June 2007.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These statements have been prepared in accordance with the instructions to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-KSB has been condensed or omitted.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2007 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission.  The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results for our full fiscal year ending June 30, 2008.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.  Significant estimates in 2007 and 2006 include the allowance for doubtful accounts of accounts receivable, valuation of inventories, the useful life of property, plant and equipment and land use rights.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2007, the Company maintained a cash balance of $603,265. Of this amount $600,446 is held in China, and $2,819 is held in the U.S. Of the cash balance of $600,446 held in China, $266,042 is restricted, and is being held in a bank account as collateral for certain letters of credit and has been presented as restricted cash on the accompanying balance sheet.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2007, the allowance for doubtful accounts was $186,046.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES ON PURCHASES

At September 30, 2007, advances on purchases amounted to $6,257,807. This amount consists of prepayments by the Company for merchandise orders that had not yet been shipped to the Company.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company recognizes the value and amortizes intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired assets. For the three months ended September 30, 2007 and 2006, amortization expenses for intangible assets amounted to $29,171 and $38,256, respectively.

LONG - LIVED ASSETS

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for possible impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less related costs to sell. To the extent carrying values exceed fair values; an impairment loss is recognized in operating results.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity based compensation issued to employees. The Company adopted FAS No.123R in the first quarter of fiscal year 2006.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. At September 30,

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2007 and 2006, the exchange rates for the Chinese dollar or Renminbi ("RMB") for 1 United States dollar were  7.518 and 7.917, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At September 30, 2007, the Company, held a total of $603,265 in bank deposits. Of this amount $600,446 is held in China, and $2,819 is held in the U.S. Of the amount held in China, $266,042 is restricted. This amount is being held in a bank account as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet. The remaining unrestricted cash balance of $334,404 held in bank deposits in China may not be insured. The Company has not experienced any losses in such accounts through September 30, 2007. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NOTE 2 - INVENTORIES

At September 30, 2007, inventories consisted of the following:

Raw materials	$504,579
Finished goods	2,423,886
$2,928,465

NOTE 3 - LAND USE RIGHTS

In connection with the acquisition of Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging"), the Company acquired land use rights.  At September 30, 2007 the land use rights are valued at $2,615,955. The Company has rights to use certain land until March 4, 2053. The Company amortized these land use rights over the contract period beginning July 1, 2005. For the three month periods ended September 30, 2007 and 2006, amortization expenses amounted to totaled $16,256 and $14,498, respectively.

Three Month Period Ended September 30,
2007
Land Use Rights (estimated remaining life of 46 years)	$2,747,469
Less: Accumulated Amortization	(131,514)
$2,615,955

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 - NOTES PAYABLE

Notes payable to Bank of Agriculture, due on June 26, 2008. Interest only payable monthly at a rate of 7.23%. Secured by the assets of Dragon Packaging	$1,665,614

Notes payable to Bank of Agriculture, due on June 21, 2008. Interest only payable monthly at a rate of 7.23%. Secured by the assets of Dragon Packaging	866,120

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.88%. Secured by a third party, Yangke Co., Ltd.	266,498

Notes payable to Bank of Agriculture, due on June 15, 2008 Interest only payable monthly at a rate of 7.88%. Secured by a third party, Yangke Co., Ltd.	266,498

Notes payable to Bank of Agriculture. Interest only. Secured by assets of Dragon Packaging.	133,249

Notes payable to Bank of Agriculture. Interest only. Secured by assets of Dragon Packaging.	133,249

Bank guaranteed Note to Bank of Transportation, due on November 16, 2007. Interest only payable monthly at a rate of 7.344%. Secured by equipment and personal guarantee of officer.	173,224

Notes payable to Bank of Agriculture, due on November 15, 2007. Non-interest bearing. Secured by cash deposit of 50% of face value of the note.	266,498

Bank guaranteed note to Bank of Transportation, due December 5, 2007. Non-interest bearing. Secured by cash deposit of 50% of the face value of the note.	26,650

Bank guaranteed note to Bank of Transportation, due on December 5, 2007. Non-interest bearing. Secured by cash deposit of 50% of the face value of the note.	68,913

Notes Payable to two shareholders, Interest only payable annually at a rate of 8%, $100,000 due on January 10, 2008 and $43,000 due on April 11, 2008	143,000

Total	4,009,513

Less current Portion	-

Long-Term Portion	$4,009,513

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK

For the three months ended September 30, 2007 and 2006, amortization of stock based compensation amounted to $86,878 and $86,878, respectively.

COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock warrants as of September 30, 2007 and changes during the three month period then ended is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at July 1, 2007	43,315,282	$0.145
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2007	43,315,282	$0.145

Warrants exercisable at end of period	43,315,282	$0.145

Weighted-average fair value of warrants granted during the period	-	-

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS (CONTINUED)

The following information applies to all warrants outstanding at September 30, 2007:

Warrants Outstanding and Exercisable
	Weighted
	Average	Weighted	Weighted
Range of	Remaining	Average	Average
Exercise	Contractual	Exercise	Exercise
Prices	Shares	Life (Years)	Price
$0.300	150,000	2.78	$ 0.30
$0.150	32,851,276	3.60	$ 0.15
$0.125	10,000,006	4.34	$0.125
$0.010	314,000	3.03	$ 0.01

NOTE 6 - OPERATING RISK

(a) Country risk

The Company's revenues are mainly derived from the sale of pulp, paper and packaging products in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other PRC based companies, the Company could have to compete with larger U.S. or foreign companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel, if access is allowed into the PRC market. If U.S. or foreign companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi converted to U.S. dollars for the period covered by the report. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 – OPERATING RISK (CONTINUED)

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be adversely affected.

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 8 – SUBSEQUENT EVENT

On September 28, 2007, the Company entered into an agreement to acquire the remaining 49% equity interest of  Wellton International Fiber Corp. ("Wellton"), which will result in Wellton becoming a wholly owned subisidiary.  Wellton was established in 2002 as a company organized under the laws of the British Virgin Islands and acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, the Company will issue 7,865,011 shares of Company common stock, valued at $0.07 per share, the closing trade price of the Company’s common stock on the Over-the-Counter-Bulletin-Board on April 23, 2007 in exchange for shares of Wellton. The consideration is equal to 49% of Wellton’s net tangible assets of  $1,123,573 as stated in Welltons unaudited financial statements as of March 31, 2007.  The transaction is expected to close on or before December 1, 2007.

ITEM 2.        MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDIITION AND RESULTS OF OPERATIONS

OVERVIEW

Dragon International Group Corp., (“we”, the “Company” or “Dragon Nevada”) was incorporated in the state of Nevada in 1993.  Through our subsidiaries, all located in the Peoples Republic of China (the “PRC”), we manufacture and distribute assorted paper products and paper based packaging materials.

Our main customers, also located in the PRC, are packaging companies for the tobacco, cosmetics and pharmaceutical industries as well as the wine, spirits and other beverage industries.  Our products are used both as a finished product as well as a raw material input used by our customers in the manufacture of a variety of paper products and packaging materials.

While we operate through various entities, we manage and identify our products under one product segment.

We operate as a holding company with interests in the following subsidiaries:

•	Dragon International Group., a Florida corporation (“Dragon Florida”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida in October 2004.

•
Ningbo Dragon International Trade Co., Ltd., (“Ningbo Dragon”).  Ningbo Dragon is a wholly owned subsidiary of Dragon Florida.  Dragon Florida acquired a 70% interest in Ningbo Dragon in June 2004 and the remaining 30% interest in December 2004.

•
Ningbo City Jiangdong Yonglongxin Special Paper co., Ltd. (“Yonglongxin”) was created as a wholly owned subsidiary of Ningbo Dragon in November 1999.  Xianyang Naite Research and Development Center (“R&D Center”), a wholly owned subsidiary of Yonglongxin, was acquired by Yonglongxin on August 1, 2005.

•	Ningbo Dragon Packaging Technology Co., Ltd., (“Dragon Packaging”) is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired a 100% interest in Dragon Packaging in June 2005.

•	Hangzhou Yongxin Paper Co., Ltd., (“Yongxin”) is a 60% owned subsidiary of Ningbo Dragon. The 60% interest was acquired in July 2005.

•	Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in JinKui in June 2006.

•
Wellton International Fiber Corp. (“Wellton”) is a 51% owned subsidiary of Dragon Nevada.  Dragon Nevada acquired a 51% interest in Wellton in June 2007. On September 28, 2007, the Company entered into an agreement to acquire the remaining 49% of Wellton not already owned.  This transaction is expected to close on or before December 1, 2007.

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

FOREIGN EXCHANGE CONSIDERATIONS

Since revenues from our operations in the PRC accounted for 100% of our net revenues for the three months ended September 30, 2007 and September 30, 2006, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the Chinese dollar, ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period and rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulated translation adjustment and effect of exchange rate changes on cash at September 30, 2007 and 2006 were $66,079 and $76,736 respectively. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained relatively stable; appreciating slightly against the U.S. dollar. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar.

If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively impacted upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions denominated in U.S. dollars, if any decrease in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include inventory valuation, the allowance for doubtful accounts, the valuation of equity instruments and the useful life of property, plant and equipment.

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

During the three month period ended September 30, 2007, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

Revenues for the three month period ended September 30, 2007 totaled $7,929,498, reflecting an increase of $3,096,514 (64%) over the first fiscal quarter of the previous year.  This overall increase reflected the net effect of a significant change in the makeup of our revenues.  Included in the revenue for the current year’s quarter was $7,042,996 from Wellton International Fiber Corp. (“Wellton”), our 51% owned subsidiary.  We acquired our interest in Wellton on June 29, 2007.  Accordingly, no revenues generated by Wellton are included in revenue for the three month period ended September 30, 2006.  This sharp increase was offset by a $3,946,482 reduction in revenues between the periods generated by our subsidiaries previously providing paper and proper products distribution services.  Our subsidiary, Yonglongxin, has suspended its distribution operations and has shifted in focus to the manufacturing of paper products, which, while in the preliminary stages, is expected to lead to higher margins for the consolidated group.  Our distribution operations have been shifted to Wellton.

Cost of sales increased from $4,460,470 for the fiscal quarter ended September 30, 2006 to $7,331,333 for the first fiscal quarter of the current year.  This increase was attributable to the increased level of paper and paper products distribution revenues.  Cost of sales relative to revenues remained relatively constant between the periods, increasing from 92.3% to 92.5%.

Despite the significant increase in revenues between the quarters, Operating Expenses remained relatively constant.  Operating Expenses for the three month period ended September 30, 2007 totaled $513,525 compared to $515,071 for the comparable period of the preceding year.  The increase in selling and general administrative expenses attributable to the Wellton acquisition, totally approximately $220,000, were offset by a similar reduction in these expenses by our subsidiaries reducing their distribution efforts, particularly in the area of selling expenses.

The increase in interest expense between the periods, increasing from $33,432 to $79,492 for the first fiscal quarter 2007, reflects the increase in bank borrowings between the periods as well as a slight increase in interest rates.

The minority interest in increase of subsidiary represents the 49% minority interest in Wellton for 2007.  Wellton was acquired on June 29, 2007 and, accordingly, no minority interest was recognized during the previous year.

The recognition of a provision for income taxes during the first fiscal quarter 2007 primarily reflects the operations of Wellton, which recorded taxable income during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had on hand approximately $337,000 in unrestricted cash, working capital of approximately $2,794,000 and an accumulated deficit since inception of approximately $1,294,000.  Restricted cash on hand at September 30, 2007, totaling $266,042, is pledged against the repayment of notes held by the Bank of Transportation located in the RPC.  Cash used to fund operating activities during the quarter totaled approximately $595,000.

Working capital decreased during the quarter ended September 30, 2007 to $2,794,000, down from $2,806,618 at our fiscal year ended June 30, 2007.  While remaining relatively stable between the periods, increasing approximately 9%, certain components changed significantly.

The sharp increase on advances on purchases, increasing from $4,167,033 to $6,257,807, reflects an effort by the company to increase its supply of raw materials and product for redistribution associated with the pharmaceutical industry.  This effort is also reflected in the increase of approximately $831,000 in inventory balances during the quarter.  The Company believes the increase in demand in the industry segment will continue.

We have historically supplemented our operational cash flow through PRC based bank borrowings, which remained relatively constant during the first fiscal quarter of 2007.  We believe we will be able to renew these borrowings as they come due, if and as needed.  We are current on all payment obligations relating to these loans.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of September 30, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

In our amended Annual Report on Form 10-KSB/A for fiscal year ended June 30, 2006, we restated our consolidated balance sheet at June 30, 2006 and the consolidated statements of stockholders' equity for the year then ended as previously filed with the Securities and Exchange Commission.

“ITEM 3A(T). CONTROLS AND PROCEDURES

Please refer to Item 3 above for:

(i)    a description of the conclusions of our principal executive and principal financial officers, or persons performing similar functions, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act; and

(ii)   a report of management on the small business issuer's internal control over financial reporting; as well as changes in our internal control over financial reporting identified in connection with its evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition, this quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

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

All of our employees and the bulk of accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of November 2007 have not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

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

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

On September 28, 2007, the Company entered into an agreement to acquire the remaining 49% equity interest of  Wellton International Fiber Corp. ("Wellton"), which will result in Wellton becoming a wholly owned subisidiary.  Wellton was established in 2002 as a company organized under the laws of the British Virgin Islands and acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, the Company will issue 7,865,011 shares of Company common stock, valued at $0.07 per share, the closing trade price of the Company’s common stock on the Over-the-Counter-Bulletin-Board on April 23, 2007 in exchange for shares of Wellton. The consideration is equal to 49% of Wellton’s net tangible assets of  $1,123,573 as stated in Welltons unaudited financial statements as of March 31, 2007.  The transaction is expected to close on or before December 1, 2007.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

10.1              Stock Purchase Agreement

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

Date: November 19, 2007.

                                        DRAGON INTERNATIONAL GROUP CORP.

                                        By: /s/ David Wu

                                        David Wu,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)