Form 10QSB/A
period 2007-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2007-11-21
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

Amendment

This Quarterly Report on Form 10-QSB/A has been amended to primarily correct a clerical oversight on the Consolidated Condensed Statement of Operations to bracket (“()”) the net loss figure.  Further, two additional line items have been added to the Consolidated Condensed Cash Flows to provide further detail.

DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$337,223
Accounts receivable (net of allowance for doubtful accounts of $186,046)	7,686,491
Inventories	2,928,465
Advances on purchases	6,257,807
Other receivables	54,421
Cash-restricted	266,042
Note receivable	159,625
Prepaid expenses and other current assets	849,922

Total Current Assets	18,539,996

Property and equipment - net	3,005,161
Land use rights - net	2,615,955
Intangible assets - net	301,069

Total Assets	$24,462,181

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$4,009,513
Accounts payable	6,181,195
Accrued expenses	357,999
Advances from customers	141,694
Income tax payable	1,572,585
Other payables	2,302,731
Liability in connection with acquisition	573,022
Due to related party	341,626

Total Current Liabilities	15,480,365

Minority Interest	679,428

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized: (No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized; 96,363,982 shares issued and outstanding)	96,364
Additional paid-in capital	9,335,763
Accumulated deficit	(1,293,525)
Deferred compensation	(420,551)
Other comprehensive income - foreign currency	584,337

Total Stockholders' Equity	8,302,388

Total Liabilities and Stockholders' Equity	$24,462,181

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the three Months Ended September 30,
	2007	2006

NET REVENUES	$7,929,498	$4,832,984

COST OF SALES	7,331,333	4,460,470

GROSS PROFIT	598,165	372,514

OPERATING EXPENSES:
Stock-based consulting expenses	86,878	86,878
Selling expenses	192,308	114,833
General and administrative	234,339	313,360

Total Operating Expenses	513,525	515,071

INCOME (LOSS) FROM OPERATIONS:	84,640	(142,557)

OTHER INCOME (EXPENSE):
Other income	60,051	93,663
Debt issuance costs	(2,657)	-
Interest (expense)	(79,491)	(33,432)

Total Other Income (Expense)	(22,097)	60,231

INCOME (LOSS) BEFORE INCOME TAXES	62,543	(82,326)

INCOME TAXES	(90,898)

NET LOSS BEFORE MINORITY INTEREST	(28,355)	(82,326)

MINORITY INTEREST IN INCOME OF SUBSIDIARY	(75,870)

NET LOSS	(104,225)	(82,326)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	98,779	83,054

COMPREHENSIVE (LOSS) INCOME	$(5,446)	$728

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED COMMON SHARES OUTSTANDING – BASIC AND DILUTED	96,363,982	64,532,069

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,225)	$(82,326)
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	121,573	94,884
Stock-based compensation	86,878	86,878
Allowance for doubtful accounts	(20,408)	152,412
Minority interest	75,870	-

Changes in assets and liabilities:
Accounts receivable	(344,178)	23,983
Inventories	(830,611)	1,094,545
Prepaid and other current assets	(781,197)	(2,626,547)
Other receivables	-	3,284
Increase in notes receivable	286,288	-
Advances to employees	25,618	-
Advances on purchases	(2,090,774)	308,005
Other assets	(12,630)	12,787
Accounts payable	3,022,509	923,959
Tax payable	175,468
Other payables	(204,247)
Accrued expenses	(117,524)	(93,902)
Advances from customers	116,339	(20,974)

NET CASH USED IN OPERATING ACTIVITIES	(595,251)	(123,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	-	(5,976)
Decrease in restricted cash	-	9,660
Capital expenditures	(229,269)	(165,061)

NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES	(229,269)	(161,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	63,135	67,000
Repayment of notes payable	-	(63,157)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITITES	63,135	3,843

EFFECT OF EXCHANGE RATE ON CASH	66,089	76,736

NET DECREASE IN CASH	(695,296)	(203,810)

CASH – Beginning of year	1,032,519	466,272

CASH – End of period	$337,223	$262,462

SUPPLEMENTA CASH FLOW INFORMATION:
Cash paid for:
Interest	$79,492	$33,432
Income taxes	$-	$1,651

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

•
Ningbo City Jiangdong Yonglongxin Special Paper co., Ltd. (“Yonglongxin”) was created as a wholly owned subsidiary of Ningbo Dragon in November 1999.  Xianyang Naite Research and Development Center (“R&D Center”), a wholly owned subsidiary of Yonglongxin, was acquired by Yonglongxin in August 2005.

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
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company recognizes the value and amortizes intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired assets. For the three months ended September 30, 2007 and 2006, amortization expenses for intangible assets amounted to $29,171 and $26,015, respectively.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. At September 30, 2007 and 2006, the exchange rates for the Chinese dollar or Renminbi ("RMB") for 1 United States dollar were  7.518 and 7.917, respectively.

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
$2,928,465

NOTE 3 - LAND USE RIGHTS

In connection with the acquisition of Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging"), the Company acquired land use rights.  At September 30, 2007 the land use rights are valued at $2,615,955. The Company has rights to use certain land until March 4, 2053. The Company is amortizing these land use rights over the contract period beginning July 1, 2005. For the three month periods ended September 30, 2007 and 2006, amortization expenses amounted to totaled $16,256 and $14,498, respectively.

Three Month Period Ended September 30,
2007
Land Use Rights (estimated remaining life of 46 years)	$2,747,469
Less: Accumulated Amortization	(131,514)
$2,615,955

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 - NOTES PAYABLE

Notes payable to Bank of Agriculture, due on June 26, 2008. Interest only payable monthly at a rate of 7.23%. Secured by the assets of Dragon Packaging	$1,665,614

Notes payable to Bank of Agriculture, due on June 21, 2008. Interest only payable monthly at a rate of 7.23%. Secured by the assets of Dragon Packaging	866,120

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.88%. Secured by a third party, Yangke Co., Ltd.	266,498

Notes payable to Bank of Agriculture, due on June 15, 2008 Interest only payable monthly at a rate of 7.88%. Secured by a third party, Yangke Co., Ltd.	266,498

Notes payable to Bank of Agriculture. Interest only. Secured by assets of Dragon Packaging.	133,249

Notes payable to Bank of Agriculture. Interest only. Secured by assets of Dragon Packaging.	133,249

Bank guaranteed note to Bank of Transportation, due on November 16, 2007. Non-interest bearing. Secured by cash deposit of 50% of face value of the note.	173,224

Notes payable to Bank of Transportation, due on November 15, 2007. Non-interest bearing. Secured by cash deposit of 50% of face value of the note.	266,498

Bank guaranteed note to Bank of Transportation, due December 5, 2007. Non-interest bearing. Secured by cash deposit of 50% of the face value of the note.	26,650

Bank guaranteed note to Bank of Transportation, due on December 5, 2007. Non-interest bearing. Secured by cash deposit of 50% of the face value of the note.	68,913

Notes Payable to two shareholders, Interest only payable annually at a rate of 8%, $100,000 due on January 10, 2008 and $43,000 due on April 11, 2008	143,000

Total	4,009,513

Less current Portion	(4,009,513)

Long-Term Portion	$-

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact to be material to our consolidated financial statements.

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

•
Ningbo City Jiangdong Yonglongxin Special Paper co., Ltd. (“Yonglongxin”) was created as a wholly owned subsidiary of Ningbo Dragon in November 1999.  Xianyang Naite Research and Development Center (“R&D Center”), a wholly owned subsidiary of Yonglongxin, was acquired by Yonglongxin in August 2005.

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

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the Chinese dollar, ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period and rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulated translation adjustment and effect of exchange rate changes on cash at September 30, 2007 and 2006 were $66,079 and $76,736 respectively. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained relatively stable; appreciating slightly against the U.S. dollar. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than tied to a fixed exchange rate to the U.S. dollar.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include inventory valuation, the allowance for doubtful accounts, the valuation of equity instruments, the useful life of property, plant and equipment and value of land use rights.

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

The increase in interest expense between the periods, increasing from $33,432 to $79,492 for the first fiscal quarter of 2007, reflects the increase in bank borrowings between the periods as well as a slight increase in interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had on hand approximately $337,000 in unrestricted cash, working capital of approximately $3,059,631 and an accumulated deficit since inception of approximately $1,294,000.  Restricted cash on hand at September 30, 2007, totaling $266,042, is pledged against the repayment of notes held by the Bank of Transportation located in the RPC.  Cash used to fund operating activities during the quarter totaled approximately $595,000.

Working capital increased during the quarter ended September 30, 2007 to $3,059,631, up from $2,806,618 at our fiscal year ended June 30, 2007.  While remaining relatively stable between the periods, increasing approximately 9%, certain components changed significantly.

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

Date: November 20, 2007.

                                        DRAGON INTERNATIONAL GROUP CORP.

                                        By: /s/ David Wu

                                        David Wu,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)