Form 10QSB/A
period 2005-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

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

                       Restatement of financial statements

The financial statements for the three month period ended September 30, 2005 have been restated to correct the accounting treatment previously accorded certain transactions.

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of September 30, 2005, nor the statements of operations for the three month period ended September 30, 2005. With this correction, the statements of cash flows for the three month period ended September 30, 2005 reflect an increase in cash flows from financing activities of $236,232.

     o In July 2005, the Company entered into a consulting agreement with China Direct Investments, Inc. to provide business development and management service. In connection with this agreement, the Company issued 400,000 shares of common stock with a fair value on the date of grant of $.26 per share totaling $104,000. Initially, the Company had recorded deferred consulting expense and amortized the cost over the one year term of the agreement. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, the Company determined that the measurement date of the transaction was triggered and, absent a sufficiently large disincentive for non-performance, which was not provided in the agreement, the financial statements have been restated to expense the entire fair value of $104,000 as of the effective date of the agreement.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                                  FORM 10-QSB/A
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                      INDEX




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

      Item 5 - Other Information..............................................31

      Item 6 - Exhibits.......................................................31

      Signatures..............................................................32

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                           ASSETS
                                                                                                   Restated
                                                                                             ---------------------
CURRENT ASSETS:
    Cash                                                                                             $    556,186
    Cash - restricted                                                                                     462,386
    Accounts receivable (net of allowance for doubtful accounts of $83,514)                             3,092,859
    Inventories                                                                                         1,740,317
    Other receivables                                                                                   1,408,498
    Prepaid expenses and other                                                                            329,924
                                                                                             ---------------------

        Total Current Assets                                                                            7,590,170

PROPERTY AND EQUIPMENT - Net                                                                              922,122
LAND USE RIGHTS - Net                                                                                   2,532,955
DEFERRED DEBT ISSUANCE COSTS                                                                              282,796
GOODWILL                                                                                                  486,120
                                                                                             ---------------------

        Total Assets                                                                                 $ 11,814,163
                                                                                             =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                                $  1,951,730
    Convertible debentures payable, net                                                                   291,693
    Convertible notes payable                                                                              10,188
    Accounts payable                                                                                    2,771,126
    Accrued expenses                                                                                    1,681,442
                                                                                             ---------------------

        Total Current Liabilities                                                                       6,706,179

CONVERTIBLE DEBENTURES PAYABLE, net                                                                       379,388
                                                                                             ---------------------

        Total Liabilities                                                                               7,085,567
                                                                                             ---------------------

MINORITY INTEREST                                                                                          14,274
                                                                                             ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                       -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        39,485,234 shares issued and outstanding)                                                          39,485
    Additional paid-in capital                                                                          2,906,672
    Retained earnings                                                                                   1,669,991
    Other comprehensive income - foreign currency                                                          98,174
                                                                                             ---------------------

        Total Stockholders' Equity                                                                      4,714,322
                                                                                             ---------------------

        Total Liabilities and Stockholders' Equity                                                   $ 11,814,163
                                                                                             =====================


            See notes to unaudited consolidated financial statements
                                       -3-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                          For the Three Months Ended
                                                                                                 September 30,
                                                                                  --------------------   --------------------
                                                                                         2005                   2004
                                                                                  --------------------   --------------------
                                                                                       Restated
                                                                                  --------------------
NET REVENUES                                                                           $    4,622,110          $   3,542,850

COST OF SALES                                                                               4,515,664              3,236,882
                                                                                  --------------------   --------------------

GROSS PROFIT                                                                                  106,446                305,968
                                                                                  --------------------   --------------------

OPERATING EXPENSES:
     Selling expenses                                                                          48,835                150,241
     General and administrative                                                               337,125                 69,580
                                                                                  --------------------   --------------------

        Total Operating Expenses                                                              385,960                219,821
                                                                                  --------------------   --------------------

INCOME (LOSS) FROM OPERATIONS                                                                (279,514)                86,147
                                                                                  --------------------   --------------------

OTHER INCOME (EXPENSE):
     Other income                                                                             182,464                 19,218
     Debt issuance costs                                                                      (55,295)                     -
     Interest expense                                                                        (377,136)               (21,937)
                                                                                  --------------------   --------------------

        Total Other Expense                                                                  (249,967)                (2,719)
                                                                                  --------------------   --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                            (529,481)                83,428

INCOME (TAXES) BENEFIT                                                                          2,790                (39,591)
                                                                                  --------------------   --------------------

NET INCOME (LOSS) BEFORE MNORITY INTEREST                                                    (526,691)                43,837

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                         2,334                      -
                                                                                  --------------------   --------------------

NET INCOME (LOSS)                                                                            (524,357)                43,837

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                                                     98,174                      -
                                                                                  --------------------   --------------------

COMPREHENSIVE INCOME (LOSS)                                                            $     (426,183)          $     43,837
                                                                                  ====================   ====================

NET INCOME PER COMMON SHARE
      Basic                                                                            $        (0.01)          $       0.00
                                                                                  ====================   ====================
      Diluted                                                                          $        (0.01)          $       0.00
                                                                                  ====================   ====================

      Weighted Common Shares Outstanding - Basic                                           39,296,104             24,625,000
                                                                                  ====================   ====================
      Weighted Common Shares Outstanding - Diluted                                         39,296,104             24,625,000
                                                                                  ====================   ====================


          See notes to unaudited consolidated financial statements
                                    -4-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            For the Three Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                             2005              2004
                                                                        ----------------  ----------------
                                                                            Restated
                                                                        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $   (524,357)      $    43,837
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                              32,277            16,787
      Stock-based compensation                                                  104,000                 -
      Amortization of discount on debentures payable                            324,460                 -
      Amortization of debt issuance costs                                        55,295                 -
      Allowance for doubtful accounts                                           (32,134)                -
      Minority interest                                                          (2,334)                -

    Changes in assets and liabilities:
      Accounts receivable                                                       694,460           289,402
      Inventories                                                              (133,120)        1,123,777
      Prepaid and other current assets                                           (3,730)          308,627
      Other receivables                                                        (408,687)                -
      Advances to employees                                                           -           431,147
      Advances on purchases                                                     254,729                 -
      Other assets                                                                4,154            (2,298)
      Accounts payable                                                         (352,069)       (1,830,943)
      Accrued expenses                                                         (455,755)          (15,290)
      Advances from customers                                                   (22,945)         (364,477)
                                                                        ----------------  ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (465,756)              569
                                                                        ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                          -            40,924
    Cash acquired in acquisition                                                 33,654                 -
    Increase in short-term investments                                                -          (120,773)
    Capital expenditures                                                       (163,819)         (122,657)
                                                                        ----------------  ----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (130,165)         (202,506)
                                                                        ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) loans payable                                 (376,097)           12,078
    Proceeds from debentures payable                                            503,500                 -
    Decrease in restricted cash                                                 157,179                 -
    Placement fees paid                                                         (48,350)                -
                                                                        ----------------  ----------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                 236,232            12,078
                                                                        ----------------  ----------------

EFFECT OF EXCHANGE RATE ON CASH                                                  13,316                 -
                                                                        ----------------  ----------------

NET DECREASE IN CASH                                                           (346,373)         (189,859)

CASH  - beginning of year                                                       902,559           285,856
                                                                        ----------------  ----------------

CASH - end of period                                                       $    556,186       $    95,997
                                                                        ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid  for:
         Interest                                                           $    95,625       $    21,937
                                                                        ================  ================
         Income Taxes                                                       $    54,766       $    39,591
                                                                        ================  ================

    Non-cash investing and financing activities
         Issuance of common stock for future services                       $  104,000         $        -
                                                                        ================  ================
         Deferred discount and beneficial conversion on
         debentures payable                                                 $  420,845         $        -
                                                                        ================  ================

    Acquisition details:
         Fair value of assets acquired                                      $ 1,142,348        $        -
                                                                        ================  ================
         Goodwill                                                           $   486,120        $        -
                                                                        ================  ================
         Liabilities assumed                                                $ 1,148,468        $        -
                                                                        ================  ================
         Common stock issued in connecxtion with acquisition                $   480,000        $        -
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


Restatement of financial statements

The financial statements for the three month period ended September 30, 2005 have been restated to correct the accounting treatment previously accorded certain transactions.

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of September 30, 2005, nor the statements of operations for the three month period ended September 30, 2005. With this correction, the statements of cash flows for the three month period ended September 30, 2005 reflect an increase in cash flows from financing activities of $236,232.

     o In July 2005, the Company entered into a consulting agreement with China Direct Investments, Inc. to provide business development and management service. In connection with this agreement, the Company issued 400,000 shares of common stock with a fair value on the date of grant of $.26 per share totaling $104,000. Initially, the Company had recorded deferred consulting expense and amortized the cost over the one year term of the agreement. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, the Company determined that the measurement date of the transaction was triggered and, absent a sufficiently large disincentive for non-performance, which was not provided in the agreement, the financial statements have been restated to expense the entire fair value of $104,000 as of the effective date of the agreement.

Components of this restatement are detailed in the following tables.

Balance sheet data as of September 30, 2005:

                                       As Filed       Adjustment to Restate       Restated
                                       --------       ---------------------       --------
          Retained earnings          $    1,747,991        $     (78,000)      $   1,669,991
                                     ==============        =============       =============

          Deferred Compensation      $      (78,000)       $      78,000       $           -
                                     ==============        =============       =============

Consolidated statements of operations for the three month period ended September 30, 2005:

                                                 As Filed     Adjustment to Restate      Restated
                                                 --------     ---------------------      --------

         General and administrative
         (including stock-based consulting)   $     259,125        $    78,000         $     337,125
                                              =============        ===========         =============

         Net income (loss) per share
              Basic                           $       (0.01)       $      0.00         $       (0.01)
                                              =============        ===========         =============
              Diluted                         $       (0.01)       $      0.00         $       (0.01)
                                              =============        ===========         =============


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


On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $.26 per share, totalling $104,000. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, the Company determined that the measurement date of the transaction was triggered and, absent a sufficiently large disincentive for non-performance, which was not provided in the agreement, the entire fair value of $104,000 was expensed as of the date of the agreement.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our results of operations and financial condition should be read in conjunction with the financial statements of Dragon International Group Corp. for the year ended June 30, 2005 and notes thereto contained in Report on Form 10-KSB of Dragon International Group Corp. as filed with the Securities and Exchange Commission.


This report on Form 10-QSB/A contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond our control.


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


            For the three months ended September 30, 2005, operating expenses amounted to $385,960 or 8.3% of net revenues compared to $219,821 or 6.2% of revenues for the three months ended September 30, 2004. The increase was attributable to the following:


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


            For the three months ended September 30, 2005, general and administrative expenses were $337,125 as compared to $69,580 for the three months ended September 30, 2004, an increase of $267,545, or approximately 385%. In July 2005, we issued 4,000,000 shares of our common stock, with a fair value at the date of grant of $104,000, to China Direct Investments, Inc. to provide business development and management service for a one year period. Given the terms of the consulting agreement including the absence of vesting or forfeiture provisions or sufficiently large disincentive for non-performance, the entire fair value of $104,000 was expensed as of the date of the agreement. In addition, for the three months ended September 30, 2005, we incurred professional fees of $47,928 related to our SEC filings as compared to $4,736 for the three months ended September 30, 2004, an increase of $43,192. Additional increases were due to increased bad debt expense of approximately $109,000, an increase in salaries and related benefits of approximately $9,600 due to hiring of additional administrative staff, and an increase other operating expenses.

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


            As a result of these factors, we reported a net loss of $524,357 or a net loss of $(.01) per common share for the three months ended September 30, 2005 as compared to net income of $43,837 or net income of $.00 per common share for the three months ended September 30, 2004.


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

         Net cash used in operating activities during the three months ended September 30, 2005 were $465,756 as compared to net cash provided by operating activities of $569 during the three months ended September 30, 2004. This increase in cash used in operating activities is primarily attributable to:


         * an increase of $568,194 in our net loss. For the three months ended September 30, 2005, we had a net loss of $524,357 compared to net income of $43,837 for the three months ended September 30, 2004.


         * an increase of $15,490 in depreciation and amortization as a result of an increase in property, plant and equipment as well as the amortization of acquired land use rights.

         * an increase of $324,460 and $55,295 in amortization of discount on debentures payable and debt issuance costs , respectively, related to the sale of debentures payable.


         * an increase of $104,000 in stock-based compensation related to the issuance of common stock to a consultant in the current period,


         * an increase of $32,134 in allowance for doubtful accounts which represents an increase in our allowance for bad debt based on an analysis of our receivable balances.

         * For the three months ended September 30, 2005, our net operating assets increased by $422,963 as compared to a net increase in net operating assets of $60,055 for the three months ended September 30, 2004,

         Net cash used in investing activities during the three months ended September 30, 2005 was $(130,165) as compared to net cash used in investing activities of $(202,506) for the three months ended September 30, 2004. During the three months ended September 30, 2005, we used cash for capital expenditures of $163,819 offset by cash received of $33,654 from acquisitions. During the three months ended September 30, 2004, we used cash for capital expenditures of $122,657, used cash to acquire short-term investments of $120,773 and received advances from related parties of $40,924.

         Net cash provided by financing activities during the three months ended September 30, 2005 was $236,232 as compared to net cash provided by financing activities during the three months ended September 30, 2004 of $12,078. During the three months ended September 30, 2005, we received gross proceeds of $503,500 from debentures payable and had a decrease in our restricted cash balance by $157,179 that collateralizes certain debt, offset by the repayment of loans payable of $376,097 and the payment of placement fees of $48,350. During the three months ended September 30, 2004, we received proceeds from loans payable of $12,078.


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

              * Filed herein

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ningbo, China on February 12, 2008.


                             DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES

                                 By: /s/ David Wu
                                         David Wu,
                                         CEO, Principal Executive Officer