Form 10QSB/A
period 2005-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB/A



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

                      Restatement of financial statements

The financial statements for the three month period ended and six month period ended December 31, 2005 have been restated to correct the accounting treatment previously accorded certain transactions.

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of December 31, 2005, nor the statements of operations for the three month period or six month period ended December 31, 2005. With this correction, the statements of cash flows for the three month period and six month period ended December 31, 2005 reflect an increase in cash flows from financing activities of $797,465 and $12,078, respectively.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                                  FORM 10-QSB/A
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                                      INDEX





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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)


                                     ASSETS
                                                                Restated
                                                              ------------
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
                                                              ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000
        Shares Authorized; No shares
        issued and outstanding)                                         --
    Common stock ($.001 Par Value; 200,000,000
        Shares Authorized; 39,985,234 shares
        issued and outstanding)                                     39,985
    Additional paid-in capital                                   2,909,922
    Retained earnings                                            1,792,118
    Other comprehensive income - foreign currency                  120,673
                                                              ------------

        Total Stockholders' Equity                               4,862,698
                                                              ------------

        Total Liabilities and Stockholders' Equity            $ 11,545,924
                                                              ============



            See notes to unaudited consolidated financial statements
                                       -3-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                       For the Three Months Ended      For the Six Months Ended
                                                               December 31,                  December 31,
                                                     ----------------------------    ----------------------------
                                                          2005           2004            2005            2004
                                                     ------------    ------------    ------------    ------------
                                                       Restated                        Restated
                                                     ------------                    ------------
NET REVENUES                                         $  4,869,309    $  2,773,884    $  9,491,419    $  6,316,734

COST OF SALES                                           4,368,285       2,507,284       8,883,949       5,744,166
                                                     ------------    ------------    ------------    ------------

GROSS PROFIT                                              501,024         266,600         607,470         572,568
                                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Selling expenses                                     111,977          67,983         160,812         218,224
     General and administrative                            (9,194)        211,918         327,931         281,498
                                                     ------------    ------------    ------------    ------------

        Total Operating Expenses                          102,783         279,901         488,743         499,722
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                             398,241         (13,301)        118,727          72,846
                                                     ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Other income                                          22,249          10,695         204,713          29,913
     Debt issuance costs                                  (40,400)             --         (95,695)             --
     Interest expense                                    (254,356)        (29,745)       (631,492)        (51,682)
                                                     ------------    ------------    ------------    ------------

        Total Other Expense                              (272,507)        (19,050)       (522,474)        (21,769)
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                         125,734         (32,351)       (403,747)         51,077

INCOME TAXES                                                   11          (9,692)          2,801         (49,283)
                                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                125,745         (42,043)       (400,946)          1,794

MINORITY INTEREST IN INCOME OF SUBSIDIARY                  (3,618)             --          (1,284)             --
                                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                         122,127         (42,043)       (402,230)          1,794

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                 22,499              --         120,673              --
                                                     ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                          $    144,626    $    (42,043)   $   (281,557)   $      1,794
                                                     ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE
      Basic                                          $       0.00    $      (0.00)   $      (0.01)   $       0.00
                                                     ============    ============    ============    ============
      Diluted                                        $       0.00    $      (0.00)   $      (0.01)   $       0.00
                                                     ============    ============    ============    ============

      Weighted Common Shares Outstanding - Basic       39,979,799      29,392,783      39,637,951      28,780,497
                                                     ============    ============    ============    ============
      Weighted Common Shares Outstanding - Diluted     41,206,234      29,392,783      39,637,951      34,263,697
                                                     ============    ============    ============    ============



            See notes to unaudited consolidated financial statements
                                       -4-

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         For the Six Months Ended
                                                                December 31,
                                                        --------------------------
                                                           2005           2004
                                                        -----------    -----------
                                                         Restated
                                                        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $  (402,230)   $     1,794
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in
     operating activities:
       Depreciation and amortization                         58,922         16,787
       Stock-based compensation                             104,000             --
       Amortization of discount on debentures payable       503,934             --
       Amortization of debt issuance costs                   95,695             --
       Allowance for doubtful accounts                       12,063             --
       Minority interest                                      1,380             --

   Changes in assets and liabilities:
       Accounts receivable                               (1,023,979)       289,402
       Inventories                                        1,192,844      1,123,777
       Prepaid and other current assets                     284,266        308,627
       Other receivables                                    646,083             --
       Advances to employees                                     --        431,147
       Advances on purchases                               (657,429)            --
       Other assets                                           4,154         (2,298)
       Accounts payable                                  (1,329,956)    (1,830,943)
       Accrued expenses                                    (439,075)       (15,290)
       Advances from customers                              (22,945)      (364,477)
                                                        -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                      (972,273)       (41,474)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Due from related parties                                      --         40,924
   Cash acquired in acquisition                              33,654             --
   Increase in short-term investments                            --       (120,773)
   Capital expenditures                                    (230,419)      (122,657)
                                                        -----------    -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                (196,765)      (202,506)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                              548,746         12,078
   Repayment of loans payable                              (376,097)            --
   Proceeds from debentures payable                         503,500             --
   Prepayment of debentures payable                        (183,592)            --
   Decrease in restricted cash                              353,258             --
   Placement fees paid                                      (48,350)            --
                                                        -----------    -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             797,465         12,078
                                                        -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                              33,605             --
                                                        -----------    -----------

NET DECREASE IN CASH                                       (337,968)      (231,902)

CASH  - beginning of year                                   902,559        285,856
                                                        -----------    -----------

CASH - end of period                                    $   564,591    $    53,954
                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                          $   134,625    $    21,937
                                                        ===========    ===========
      Income Taxes                                      $    54,766    $    39,591
                                                        ===========    ===========

   Non-cash investing and financing activities
      Issuance of common stock for future services      $    52,000    $        --
                                                        ===========    ===========
      Deferred discount and beneficial conversion
         on debentures payable                          $   420,845    $        --
                                                        ===========    ===========
      Issuance of common stock for convertible debt     $     3,750    $        --
                                                        ===========    ===========

   Acquisition details:
      Fair value of assets acquired                     $ 1,142,348    $        --
                                                        ===========    ===========
      Goodwill                                          $   486,120    $        --
                                                        ===========    ===========
      Liabilities assumed                               $ 1,148,468    $        --
                                                        ===========    ===========
      Common stock issued in connecxtion
         with acquisition                               $   480,000    $        --
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


Restatement of financial statements

The financial statements for the three month period ended and six month period ended December 31, 2005 have been restated to correct the accounting treatment previously accorded certain transactions.

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of December 31, 2005, nor the statements of operations for the three month period or six month period ended December 31, 2005. With this correction, the statements of cash flows for the three month period and six month period ended December 31, 2005 reflect an increase in cash flows from financing activities of $797,465 and $12,078, respectively.

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

Components of this restatement are detailed in the following tables.

Balance sheet data as of December 31, 2005:

                                                 As Filed       Adjustment to Restate        Restated
                                                 --------       ---------------------        --------
         Retained earnings                     $    1,844,118        $     (52,000)       $   1,792,118
                                               ==============        ==============       =============

         Deferred Compensation                 $      (52,000)       $      52,000        $           -
                                               ===============       =============        =============

Consolidated statements of operations for the three month period ended December 31, 2005:

                                                 As Filed       Adjustment to Restate        Restated
                                                 --------       ---------------------        --------
         General and administrative
         (including stock-based consulting)   $      16,806          $   (26,000)         $      (9,194)
                                              =============          ============         ==============

         Net income (loss) per share
              Basic                           $        0.00          $       0.00         $         0.00
                                              =============          ============         ==============
              Diluted                         $        0.00          $       0.00         $         0.00
                                              =============          ============         ==============

Consolidated statements of operations for the six month period ended December 31, 2005:

                                                 As Filed       Adjustment to Restate        Restated
                                                 --------       ---------------------        --------
         General and administrative
         (including stock-based consulting)   $     275,931          $    52,000          $     327,931
                                              =============          ===========          =============

         Net income (loss) per share
              Basic                           $       (0.01)         $       0.00         $        (0.01)
                                              =============          ============         ==============
              Diluted                         $       (0.01)         $       0.00         $        (0.01)
                                              =============          ============         ==============


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


                                               For the Three Months Ended          For the Six Months
                                                       December 31,                Ended December 31,
                                                   2005           2004            2005            2004
                                               ------------   ------------    ------------    ------------
                                                 Restated                       Restated
                                               ------------                   ------------
Net income (loss)                              $    122,127   $    (42,043)   $   (402,230)   $      1,794
Weighted average shares outstanding - basic      39,979,799     29,392,783      39,637,951      28,790,497
EPS - basic                                    $       0.00   $      (0.00)   $      (0.01)   $       0.00
                                               ============   ============    ============    ============

Net income (loss)                              $    122,127   $    (42,043)   $   (402,230)   $      1,794
                                               ============   ============    ============    ============

Weighted average shares outstanding - basic      39,979,799     29,392,783      39,637,951      28,790,497
Effect of dilutive securities
   Unexercised warrants                             422,617             --              --              --
   Convertible debentures                                --             --              --              --
   Convertible note payable                         803,818             --              --       5,473,200
                                               ------------   ------------    ------------    ------------
Weighted average shares outstanding- diluted     41,206,234     29,392,783      39,637,951      34,263,697
                                               ============   ============    ============    ============
EPS - diluted                                         $0.00         $(0.00)         $(0.01)          $0.00
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

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - SUBSEQUENT EVENT


In January 2006, the Company made an offer to all of the holders of its outstanding Units wherein the Company offered the holders of the Units an opportunity to convert the outstanding principal and interest owed pursuant to the Debentures into shares of the Company's Common Stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the 3,704,800 Warrants included in the Units issued in the July 2005 Offering from $.30 to $.15 per share and the 1,787,500 March 2005 Warrants from $.40 to $.15 per share. As further inducement, if the holder agreed to convert, the Company also agreed to issue additional common stock purchase warrants equal to the number of Warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. As of the date of this Report, all of the Unit holders have accepted the Company's offer, except for two holders who did agree to assign their Debentures to third parties. These holders kept the Warrants issued as part of their Units. As a result, the Company issued an aggregate of 18,478,565 shares of our Common Stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. The exercise price on the 3,704,800 Warrants held by the converting holders was also reduced to $.15 per share. The exercise price for those holders who elected not to convert remains at $.30 per share for the relevant 150,000 Warrants.

As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238 representing the incremental fair value of the repricing under the provisions of SFAS 123. The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July 2005 warrants and 4 years for the 1,787,500 March 2005 warrants.

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


For the six months ended December 31, 2005, operating expenses amounted to $488,743, or 5.1% of net revenues, compared to $499,722, or 7.9% of revenues for the six months ended December 31, 2004, a decrease of $10,979, or 2.2%. The decrease was attributable to the following:


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


For the six months ended December 31, 2005, general and administrative expenses were $327,931, as compared to $281,498 for the six months ended December 31, 2004, an increase of $46,433, or approximately 16.5%. In July 2005, we issued 400,000 shares of our common stock, with a fair value at the date of grant of $104,000, to China Direct Investments, Inc. to provide business development and management service over a one-year period. Given the terms of the consulting agreement, including the absence of vesting or forfeiture provisions or a sufficiently large disincentive for non-performance, the entire fair value of $104,000 was expensed as of the date of the agreement. In addition, we incurred additional professional fees associated with our obligations under the Securities Exchange Act of 1934, as amended, and other administrative activities of approximately $48,000. These increases were offset, in part, by a refund of consulting fees of $54,187 received by our subsidiary, Anxin.

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


As a result of these factors, we reported a net loss of $(402,230) or a net loss of $(.01) per share for the six months ended December 31, 2005 as compared to net income of $1,794 (less than $.01 per share) for the six months ended December 31, 2004.


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

Subsequent Event


     In January 2006, we made an offer to all of the holders of our outstanding Units wherein we offered the holders of the Units an opportunity to convert the outstanding principal and interest owed pursuant to the Debentures into shares of the Company's Common Stock at a conversion price of $.09 per share. This offer also provided for the reduction of the exercise price on the Warrants included in the Units issued in the July 2005 Offering from $.30 to $.15 per share and March 2005 Warrants from $.40 to $.15 per share. As further inducement, if the holder agreed to convert, we also agreed to issue additional common stock purchase warrants equal to the number of warrants held by each Unit holder that are also exercisable at $.15 per warrant for a period of three (3) years. As of the date of this Report, all of the Unit holders have accepted the Company's offer, except for two holders who did agree to assign their Debentures to third parties. These holders kept the Warrants issued as part of their original Units. As a result, we issued an aggregate of 18,478,565 shares of our Common Stock and 5,642,300 common stock purchase warrants, pro rata to the number of Units held by each holder that elected to convert. We also reduced the exercise price on the 3,704,800 Warrants held by the converting holders to $.15 per share, while maintaining the exercise price on 150,000 Warrants for those holders who elected not to convert at $.30 per share.

     As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238 representing the incremental fair value of the repricing under the provisions of SFAS 123. The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July 2005 warrants and 4 years for the 1,787,500 March 2005 warrants.


     Net cash used in operating activities during the six months ended December 31, 2005 were $972,273 as compared to net cash used in operating activities of $41,474 during the six months ended December 31, 2004. This increase in cash used in operating activities is primarily attributable to:


     * an increase of $404,024 in our net loss. For the six months ended December 31, 2005, we had a net loss of $402,230 compared to net income of $1,794 for the six months ended December 31, 2004.


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

     * For the six months ended December 31, 2005, our net operating assets increased by $1,346,037 as compared to a net increase in net operating assets of $60,055 for the six months ended December 31, 2004,


Net cash used in investing activities during the six months ended December 31, 2005 was $(196,765) as compared to net cash used in investing activities of $(202,506) for the six months ended December 31, 2004. During the six months ended December 31, 2005, we used cash for capital expenditures of $230,419 offset by cash received of $33,654 from acquisitions. During the six months ended December 31, 2004, we used cash for capital expenditures of $122,657, used cash to acquire short-term investments of $120,773 and received advances from related parties of $40,924.

Net cash provided by financing activities during the six months ended December 31, 2005 was $797,465 as compared to net cash provided by financing activities during the six months ended December 31, 2004 of $12,078. During the six months ended December 31, 2005, we received gross proceeds of $503,500 from debentures payable, $548,746 from borrowings and had a decrease in our restricted cash balance by $353,258 that collateralizes certain debt offset by the repayment of loans payable of $376,097, the payment of placement fees of $48,350, and the repayment of debentures payable of $183,592. During the six months ended December 31, 2004, we received proceeds from loans payable of $12,078.


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