Form 10QSB/A
period 2006-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

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

                      Restatement of financial statements

The financial statements for the three month period and nine month period ended March 31, 2006 have been restated to correct the accounting treatment previously accorded certain transactions which occurred during the fiscal year.

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

     o For the quarter ended March 31, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of March 31, 2006, or the statement of operations for the three month period or nine month period ended March 31, 2006. With the correction, the statement of cash flows for the nine month period ended March 31, 2006 reflects an increase in cash flows from financing activities of $1,069,928.

     o For the quarter ended March 31, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 6
          - $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price has been calculated at $447,238, and has been reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the three month period and nine month period ended March 31, 2006. In addition, the Company has recorded the valuation of the reduction in exercise price as an increase to paid-in capital in the corresponding balance sheet as of March 31, 2006.

     o For the quarter ended March 31, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements under the provisions of EITF 96-18 and SFAS 123. This correction is reflected by an increase in consulting expense for our three month period and nine month period ended March 31, 2006 and a reduction in deferred compensation on our balance sheet for a similar amount.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                                  FORM 10-QSB/A
                      QUARTERLY PERIOD ENDED MARCH 31, 2006
                                      INDEX




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

      Item 5 - Other Information..............................................33

      Item 6 - Exhibits.......................................................33

      Signatures..............................................................34

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                      March 31, 2006
                                        (Unaudited)

                                          ASSETS

                                                                                                  Restated
                                                                                            ---------------------
CURRENT ASSETS:
    Cash                                                                                           $   1,066,411
    Cash - restricted                                                                                    267,573
    Accounts receivable (net of allowance for doubtful accounts of $203,131)                           5,057,488
    Inventories                                                                                        1,622,187
    Advances on purchases                                                                              1,369,751
    Other receivables                                                                                    467,150
    Prepaid expenses and other                                                                           136,933
                                                                                            ---------------------

        Total Current Assets                                                                           9,987,493

PROPERTY AND EQUIPMENT - Net                                                                           1,100,364
LAND USE RIGHTS - Net                                                                                  2,515,551
GOODWILL                                                                                                 490,651
                                                                                            ---------------------

        Total Assets                                                                                $ 14,094,059
                                                                                            =====================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                               $  2,885,683
    Convertible notes payable                                                                              6,438
    Accounts payable                                                                                   4,070,779
    Accrued expenses                                                                                   1,516,128
                                                                                            ---------------------

        Total Current Liabilities                                                                      8,479,028

LONG-TERM DEBT                                                                                            12,445
                                                                                            ---------------------

        Total Liabilities                                                                              8,491,473
                                                                                            ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                      -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        58,463,802 shares issued and outstanding)                                                         58,464
    Common stock issuable (6,000,000 shares)                                                               6,000
    Additional paid-in capital                                                                         7,340,487
    Accumulated deficit                                                                               (1,953,530)
    Other comprehensive income - foreign currency                                                        151,165
                                                                                            ---------------------

        Total Stockholders' Equity                                                                     5,602,586
                                                                                            ---------------------

        Total Liabilities and Stockholders' Equity                                                  $ 14,094,059
                                                                                            =====================


            See notes to unaudited consolidated financial statements

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         For the Three Months Ended           For the Nine Months Ended
                                                                   March 31,                           March 31,
                                                      ----------------  ----------------  ----------------   ----------------
                                                            2006              2005              2006               2005
                                                      ----------------  ----------------  ----------------   ----------------
                                                          Restated                            Restated
                                                      ----------------                    ----------------
NET REVENUES                                              $ 4,706,959       $ 2,472,995      $ 14,198,378        $ 8,789,729

COST OF SALES                                               4,075,040         2,127,643        12,958,989          7,871,809
                                                      ----------------  ----------------  ----------------   ----------------

GROSS PROFIT                                                  631,919           345,352         1,239,389            917,920
                                                      ----------------  ----------------  ----------------   ----------------

OPERATING EXPENSES:
     Selling expenses                                         120,383           120,371           281,195            338,595
     General and administrative                             1,207,975           105,836         1,483,906            387,334
                                                      ----------------  ----------------  ----------------   ----------------

        Total Operating Expenses                            1,328,358           226,207         1,765,101            725,929
                                                      ----------------  ----------------  ----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                                (696,439)          119,145          (525,712)           191,991
                                                      ----------------  ----------------  ----------------   ----------------

OTHER INCOME (EXPENSE):
     Other income                                              71,155            27,943           275,868             57,856
     Debt issuance costs                                     (242,396)                -          (338,091)                 -
     Settlement of debt                                    (1,337,801)                -        (1,337,801)                 -
     Interest expense                                      (1,605,860)          (54,105)       (2,237,352)          (105,787)
                                                      ----------------  ----------------  ----------------   ----------------

        Total Other Income (Expense)                       (3,114,902)          (26,162)       (3,637,376)           (47,931)
                                                      ----------------  ----------------  ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                          (3,811,341)           92,983        (4,163,088)           144,060

INCOME TAXES                                                   (4,232)               70            (1,431)           (49,213)
                                                      ----------------  ----------------  ----------------   ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                 (3,815,573)           93,053        (4,164,519)            94,847

MINORITY INTEREST IN LOSS OF SUBSIDIARY                        17,925                 -            16,641                  -
                                                      ----------------  ----------------  ----------------   ----------------

NET INCOME (LOSS)                                          (3,797,648)           93,053        (4,147,878)            94,847

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                     28,764                 -           149,437                  -
                                                      ----------------  ----------------  ----------------   ----------------

COMPREHENSIVE INCOME (LOSS)                              $ (3,768,884)         $ 93,053      $ (3,998,441)          $ 94,847
                                                      ================  ================  ================   ================

NET INCOME (LOSS) PER COMMON SHARE
      Basic                                                   $ (0.07)           $ 0.00           $ (0.09)            $ 0.00
                                                      ================  ================  ================   ================
      Diluted                                                 $ (0.07)           $ 0.00           $ (0.09)            $ 0.00
                                                      ================  ================  ================   ================

      Weighted Common Shares Outstanding - Basic           55,995,073        36,094,090        45,010,729         29,774,932
                                                      ================  ================  ================   ================
      Weighted Common Shares Outstanding - Diluted         55,995,073        37,447,310        45,010,729         31,112,316
                                                      ================  ================  ================   ================


            See notes to unaudited consolidated financial statements

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       For the Nine Months Ended
                                                                                March 31,
                                                                    --------------------------------
                                                                         2006             2005
                                                                    ---------------  ---------------
                                                                       Restated
                                                                    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $ (4,147,878)    $     94,847
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                        113,251           53,306
      Stock-based compensation                                           1,110,918                -
      Amortization of discount on debentures payable                     1,580,779           23,684
      Amortization of debt issuance costs                                  338,091            2,979
      Common stock and warrants issued in connection with debt
      settlement                                                         1,785,039                -
      Allowance for doubtful accounts                                       83,290                -
      Minority interest                                                    (16,977)               -

    Changes in assets and liabilities:
      Accounts receivable                                               (1,261,700)      (1,106,472)
      Inventories                                                           33,163        1,813,955
      Prepaid and other current assets                                     292,749          372,876
      Other receivables                                                    535,112                -
      Advances to employees                                                 10,221          306,547
      Advances on purchases                                             (1,098,418)               -
      Other assets                                                         (10,030)         (14,018)
      Accounts payable                                                     852,332       (1,697,935)
      Accrued expenses                                                    (780,448)         256,802
      Advances from customers                                              (23,456)        (324,022)
                                                                    ---------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                                     (603,962)        (217,451)
                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                23,000         (513,142)
    Cash acquired in acquisition                                            33,654                -
    Increase in short-term investments                                           -          386,473
    Capital expenditures                                                  (389,594)        (153,348)
                                                                    ---------------  ---------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                               (332,940)        (280,017)
                                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                            716,030          101,450
    Repayment of loans payable                                            (193,830)               -
    Contributed capital                                                          -           15,000
    Proceeds from debentures payable                                       503,500          321,750
    Repayment of debentures payable                                       (275,328)               -
    Decrease in restricted cash                                            367,906                -
    Placement fees paid                                                    (48,350)               -
                                                                    ---------------  ---------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          1,069,928          438,200
                                                                    ---------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                             30,826                -
                                                                    ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                            163,852          (59,268)

CASH  - beginning of year                                                  902,559          285,856
                                                                    ---------------  ---------------

CASH - end of period                                                  $  1,066,411     $   226,588
                                                                    ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid  for:
        Interest                                                      $    177,455     $    21,937
                                                                    ===============  ===============
        Income Taxes                                                  $    113,391     $    39,591
                                                                    ===============  ===============
    Non-cash investing and financing activities
        Issuance of common stock and warrants for
        deferred compensation                                         $  1,110,918     $         -
                                                                    ===============  ===============
        Deferred discount and beneficial conversion
        on debentures payable                                         $    420,845     $   284,199
                                                                    ===============  ===============
        Issuance of common stock for convertible
        debt and debentures                                           $  1,666,837     $    57,601
                                                                    ===============  ===============
        Warrants granted for deferred debt offering costs             $    168,205     $         -
                                                                    ===============  ===============

    Acquisition details:
        Fair value of assets acquired                                  $ 1,142,348     $         -
                                                                    ===============  ===============
        Goodwill                                                       $   486,120
                                                                    ===============  ===============
        Liabilities assumed                                            $ 1,148,468     $         -
                                                                    ===============  ===============
        Common stock issued in connection with acquisition             $   480,000     $         -
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


Restatement of financial statements

The financial statements for the three month period and nine month period ended March 31, 2006 have been restated to correct the accounting treatment previously accorded certain transactions which occurred during the fiscal year.

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

     o For the quarter ended March 31, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of March 31, 2006, or the statement of operations for the three month period or nine month period ended March 31, 2006. With the correction, the statement of cash flows for the nine month period ended March 31, 2006 reflects an increase in cash flows from financing activities of $1,069,928.

     o For the quarter ended March 31, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 6
          - $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price has been calculated at $447,238, and has been reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the three month period and nine month period ended March 31, 2006. In addition, the Company has recorded the valuation of the reduction in exercise price as an increase to paid-in capital in the corresponding balance sheet as of March 31, 2006.

     o For the quarter ended March 31, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements under the provisions of EITF 96-18 and SFAS 123. This correction is reflected by an increase in consulting expense for our three month period and nine month period ended March 31, 2006 and a reduction in deferred compensation on our balance sheet for a similar amount.

Components of the restatements are detailed in the following tables:

Balance sheet data as of March 31, 2006:

                                           As Filed       Adjustment to Restate        Restated
                                           --------       ---------------------        --------
   Deferred Compensation                $      967,819    (a) $  (967,819)          $           -
   Additional paid-in capital                6,893,249    (b)     447,238               7,340,487
   Accumulated deficit                        (538,473) (a)(b) (1,415,057)             (1,953,530

Consolidated statements of operations for the three months ended March 31, 2006:

                                           As Filed       Adjustment to Restate        Restated
                                           --------       ---------------------        --------
General and administrative              $      240,156    (a) $   967,819           $   1,207,975
Interest expense                             1,158,622    (b)     447,238               1,605,860
Net loss per share
   Basic                                        (0.04)              (0.03)                  (0.07)
   Diluted                                      (0.04)              (0.03)                  (0.07)

Consolidated statements of operations for the nine months ended March 31, 2006:

                                           As Filed       Adjustment to Restate        Restated
                                           --------       ---------------------        --------
General and Administrative              $      516,087    (a) $   967,819           $   1,483,906
Interest expense                             1,790,114    (b)     447,238               2,237,352
Net loss per share
   Basic                                        (0.06)              (0.03)                  (0.09)
   Diluted                                      (0.06)              (0.03)                  (0.09)

     (a) To expense the entire fair value of common stock and warrants issued to China Direct Investment, Inc. and Skybanc, Inc. previously accounted for as deferred compensation and amortized as stock based consulting expenses.

     (b) To recognize the fair value of the reduction in exercise price of 3,704,800 common stock purchase warrants (July 2005 warrants) from $.30 to $.15 and 1,787,500 common stock purchase warrants (March 2005 warrants) from $.40 to $.15.


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



                                                       For the Three Months Ended            For the Nine Months
                                                                March 31,                      Ended March 31,
                                                            2006           2005               2006           2005
                                                      --------------- --------------    --------------- --------------
                                                          Restated                          Restated
                                                      ---------------                   ---------------
Net income (loss)                                       $(3,797,648)      $  93,053       $(4,147,878)       $ 94,847
                                                      --------------- --------------    --------------- --------------
Weighted average shares outstanding - basic              55,995,073      36,094,090        45,010,729      29,774,932
                                                      --------------- --------------    --------------- --------------
EPS - basic                                                  $(0.07)          $0.00            $(0.09)          $0.00
                                                      =============== ==============    =============== ==============

Net income (loss)                                       $(4,164,519)      $  93,053       $(4,147,878)       $ 94,847
                                                      =============== ==============    =============== ==============
Weighted average shares outstanding - basic              55,995,073      36,094,090        45,010,729      29,774,932
Effect of dilutive securities
   Unexercised warrants                                           -          11,640                 -           2,555
   Convertible debentures                                         -           5,820                 -           1,278
   Convertible note payable                                       -       1,335,760                 -       1,333,551
                                                      --------------- --------------    --------------- --------------
Weighted average shares outstanding- diluted             55,995,073      37,447,310        45,010,729      31,112,316
                                                      =============== ==============    =============== ==============
EPS - diluted                                                $(0.07)          $0.00            $(0.09)          $0.00
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


As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R). The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.25 years for the 3,704,800 July Warrants and 4 years for the 1,787,500 March Warrants.


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


On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc ("China Direct") to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $.26 per share totaling $104,000. Additionally, effective January 10, 2006, the Company entered into a new three-year consulting agreement with China Direct. In connection with this agreement, the Company agreed to issue 6,000,000 of the Company's common stock to China Direct. The Company valued these services using the fair value of common shares on grant date at $.09 per share totaling $540,000. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, the Company determined that the measurement date of these transactions, had been triggered and absent a sufficiently large disincentive for nonperformance, which was not provided in the agreements, the full fair value of these agreements were expensed as of the effective date of the agreements. As of March 31, 2006, the 6,000,000 share had not been issued and are reflected in common stock issuable on the accompanying balance sheet.

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


On January 10, 2006, in connection with a three-year consulting agreement with China Direct, the Company issued warrants to purchase 4,700,000 shares of common stock to China Direct at $.15 per share. The warrants expire on January 10, 2011. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently large disincentive for nonperformance, the entire fair value of these warrants of $395,675 was expensed. The warrants were valued using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

On February 15, 2006, the Company entered into a one-year consulting agreement with Skyebanc as financial advisor. In connection with this consulting agreement, the Company issued 500,000 warrants to purchase 500,000 shares of the Company's common stock for $.15. The warrants expire on February 15, 2011. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently large disincentive for nonperformance, the entire fair value of these warrants of $71,243 was expensed as of the effective date of the agreement. The warrants were valued using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

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


As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R). The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.25 years for the 3,704,800 July Warrants and 4 years for the 1,787,500 March Warrants.


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

Results of Operations


Comparison of Our Results of Operations for our nine months ended March 31, 2006 and 2005


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


For the nine months ended March 31, 2006, operating expenses amounted to $1,765,101 or 12.4% of net revenues as compared to $725,929, or 8.3% of revenues for the nine months ended March 31, 2005, an increase of $1,039,172, or 143%. The increase was attributable to the following:


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


For the nine months ended March 31, 2006, general and administrative expenses were $1,483,906 as compared to $387,334 for the nine months ended March 31, 2005, an increase of $1,096,572 or approximately 283%. The increase was attributable to the following:

o Consulting fees increased significantly between the periods. In July 2005, we entered into a one year consulting agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 400,000 shares of common stock with a fair value of $.26 per share totaling $104,000. In January 2006, we entered into an additional three year consulting agreement with China Direct Investments, Inc. Under the terms of the agreement we issued 6,000,000 common shares and 4.7 million common stock purchase warrants exercisable at $.15 per share over a five year period. The fair value of the common shares and warrants issued totalled $540,000 and $395,675, respectively. In addition, in February 2006, we issued 500,000 warrants to Skybanc, Inc., a financial advisor, under a one year consulting agreement with a fair value of $71,243. While we expect to benefit from these consulting agreements over their contractual periods, under the provisions of the related accounting guidance, including EITF 96-18 and SFAS 123(R), we have expensed these costs, effective with their contract dates. As an offset to these increased consulting fees, during the nine months ended March 31, 2006, our subsidiary, Anxin, received a refund of consulting fees amounting to approximately $42,000 that reduced our general and administrative expenses.


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


For the nine months ended March 31, 2006, interest expense was $2,237,352 as compared to $105,787 for the nine months ended March 31, 2005, an increase of $2,131,565 and was related to 1) increased borrowings; 2) the recording of $1,580,779 in amortization of discount on debentures payable that was included in interest expense in February 2006, upon conversion of these debentures to common stock, we expenses all unamortized discount related to the debentures; and 3) the recognition of $447,238 in interest expense to record the incremental fair value resulting from the repricing in January 2006, of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 to $.15, repriced in connection with our January 2006 Conversion Offer.

As a result of these factors, we reported a net loss of $(4,147,878) or a net loss of $(.09) per share for the nine months ended March 31, 2006 as compared to net income of $94,847 (less than $.01 per share) for the nine months ended March 31, 2005.

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


     As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R). The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.25 years for the 3,704,800 July Warrants and 4 years for the 1,787,500 March Warrants.


     Net cash used in operating activities during the nine months ended March 31, 2006 were $603,962 as compared to net cash used in operating activities of $217,451 during the nine months ended March 31, 2005. This increase in cash used in operating activities is primarily attributable to:


     * an increase of $4,242,725 in our net loss. For the nine months ended March 31, 2006, we had a net loss of $4,147,878 compared to net income of $94,847 for the nine months ended March 31, 2005.


     * an increase of $59,945 in depreciation and amortization as a result of an increase in property, plant and equipment as well as the amortization of acquired land use rights.

     * an increase of $1,557,095 and $335,112 in amortization of discount on debentures payable and debt issuance costs , respectively, related to the sale of debentures payable.


     * an increase of $1,110,918 in stock-based compensation related to the issuance of common stock to two consultants in the current period,

     * an increase of $1,785,039 in debt settlement expense related to the issuance on common stock and warrants to debt holders as incentive to convert,

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


Net cash used in investing activities during the nine months ended March 31, 2006 was $332,940 as compared to net cash used in investing activities of $280,017 for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, we used cash for capital expenditures of $389,594. This use of cash was offset by cash received of $33,654 from acquisitions and by $23,000 of cash received from repayment of related party advances. During the nine months ended March 31, 2005, we used cash for capital expenditures of $153,348 and the advances of funds to related parties of $513,142, offset by cash provided by a decrease in short-term investments of $386,473.

Net cash provided by financing activities during the nine months ended March 31, 2006 was $1,069,928 as compared to net cash provided by financing activities during the nine months ended March 31, 2005 of $438,200. During the nine months ended March 31, 2006, we received gross proceeds of $503,500 from debentures payable, $716,030 from borrowings and a decrease in our restricted cash balance of $367,906 attributable to the collateratization of certain debt offset by the repayment of loans payable of $193,830, the payment of placement fees of $48,350, and the repayment of debentures payable of $275,328. For the nine months ended March 31, 2005, we received proceeds of $101,450 from loans payable, received net proceeds of $321,750 from debentures payable, and received contributions of $15,000.


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


Based upon that evaluation, our company's President has concluded that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below. We restated our consolidated statement of operations, as previously filed with the Securities and Exchange Commission as discussed in Note 1 to the Notes to Unaudited Consolidated Financial Statements. As a result of these errors, we have determined that there was a significant deficiency in our internal control over financial reporting through March 31, 2005, related to elimination of inter-company revenues and cost of sales. We have also determined that this control deficiency constituted a material weakness. We have taken the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in this restatement.


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