Form 10KSB/A
period 2006-06-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Amendment No. 2 to
FORM 10-KSB/A
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

Restatement of Financial Statements

November 6, 2006 Restatement

As discussed in Note 1 to the Notes to Consolidated Financial Statements for the year ended June 30, 2006, in the Company’s initially filed annual report as required under Securities and Exchange regulations, the Company initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders’ equity section of the balance sheet and statements of stockholders’ equity. The underlying shares were recorded in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui”) on June 30, 2006. The Company made a clerical error in the above classification. The Company was aware that these common shares should have been classified as a liability in connection with the acquisition. Accordingly, the financial statements have been amended.

February 12, 2008 Restatement

The financial statements for the year ended June 30, 2006 have been further restated to correct the accounting treatment previously accorded certain transactions which occurred during the fiscal year.

·
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

·
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

·
For the year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of June 30, 2006, nor the statement of operations or stockholders’ equity for the year ended June 30, 2006.  With the correction, the statement of cash flows for the year ended June 30, 2006 reflects an increase in cash flows from financing activities of $357,258.

·
For the year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 8 - $0.30 to $0.15 for the 3,704,800 July Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March Warrants) associated with an induced conversion offer.  The value of the reduction in exercise price has been calculated at $447,238, and has been reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006.  In addition, the Company has recorded the valuation of the reduction in exercise price as an increase to paid-in capital in the corresponding statement of stockholders’ equity and balance sheet as of June 30, 2006.

·
For the year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.  In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements under the provisions of EITF 96-18 and SFAS 123.  These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in deferred compensation on our balance sheet for a similar amount.

TABLE OF CONTENTS

FORM 10-KSB/A ANNUAL REPORT

DRAGON INTERNATIONAL GROUP CORP.

		PAGE

Facing Page
Index

PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	38
Item 3.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	39

PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	40

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7.	Financial Statements	61
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	61
Item 8A.	Controls and Procedures	61

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	64
Item 10.	Executive Compensation	67
Item 11.	Security Ownership of Certain Beneficial Owners and Management	70
Item 12.	Certain Relationships and Related Transactions	72

PART IV
Item 13.	Exhibits and Reports on Form 8-K	72
Item 14.	Principal Accountant Fees and Services	74

SIGNATURES		77

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

As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R).  The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:  expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July warrants and 4 years for the 1,787,500 March warrants.

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

Total Operating Expenses

For the year ended June 30, 2006, total operating expenses amounted to $2,135,939 as compared to $1,156,036 for the year ended June 30, 2005, an increase of $979,903. The increase was attributable to the following:
Consulting fees increased significantly between the periods.  In January 2006, we entered into a three-year consulting agreement with China Direct Investments, Inc.  Under the terms of the agreement, we issued 6,000,000 common shares and 4.7 million common stock purchase warrants exercisable at $.15 per share over a five-year period.  This fair value of the common shares and warrants issued totaled $540,000 and $395,675, respectively.  In addition, in February 2006, we issued 500,000 warrants to Skybanc, Inc., a financial advisor, under a one-year consulting agreement with a fair value of $71,243.  While we expect to benefit from these consulting agreements over their contractual periods, under the provisions of the related accounting guidance, including EITF 96-18 and SFAS 123(R), we have expensed these costs, effective with their contract dates.

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

For the year ended June 30, 2006, interest expense was $2,285,304 as compared to $315,704 for the year ended June 30, 2005, an increase of $1,969,600. The $2,285,304 in interest expense was comprised of $1,580,778 in amortization of discount on the July Notes that was included in interest expense related to the March 2005 Private Placement and July 2005 Private Placement, the recognition of $447,238 recognizing the incremental fair value resulting from the repricing 5,492,300 common stock purchase warrants as part of our January 2006 Conversion Offer, $87,066 of actual interest expenses paid related to the March 2005 Private Placement and July 2005 Private Placement and $170,222 interest expenses related to increased borrowings. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized discounts related to the July Notes and the March Notes.
As a result of these factors, we reported a net loss of $(3,896,296) or a net loss of $.08 per common share for the year ended June 30, 2006, as compared to net loss of $(266,916) or net loss of $.01 per common share for the year ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had $466,272 in cash. At June 30, 2006, our cash position by geographic area is as follows:

United States	$369
China	465,903
Total	$466,272

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

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34 holders consenting to the January Conversion Offer were due an aggregate of $1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 = 17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March 2005 Warrants and 3,604,800 July 2005 Warrants. The Company reduced the exercise price on the 1,787,500 March 2005 Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July 2005 Warrants from $.30 to $.15.

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

As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R).  The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:  expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July warrants and 4 years for the 1,787,500 March warrants.

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

Skyebanc, Inc. ("Skyebanc"), an NASD broker dealer, acted as selling agent in connection with the offering. The Company paid Skyebanc a total of eight percent (8%) of the total proceeds resulting from the sale of the securities and reimbursed Skyebanc, Inc. for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis for an aggregate cash placement fee of $190,740. Additionally, on July 1, 2005, the Company granted Skyebanc warrants to purchase 500,000 shares of its common stock for its services as placement agent at an exercise price of $.01 per share, which warrants expire on July 1, 2010. Legal fees of $41,457 were paid in connection with this offering and were treated as a placement fee. These warrants were treated as a deferred debt offering cost and on July 1, 2005 were valued at $168,205 to be amortized over the term of the July Notes. The fair market value of each stock warrant grant is estimated on the date of grant using the Black-Sholes option pricing model.

Net cash used in operating activities during our fiscal year ended June 30, 2006, was $103,698, as compared to net cash used in operating activities of $1,225,161 during our fiscal year ended June 30, 2005. This increase in cash used in operating activities is primarily attributable to:

* an increase of $3,646,061 in our net loss before minority interest. For the year ended June 30, 2006, we had a net loss before minority interest of $3,912,977 compared to net loss before minority interest of $266,916 for the year ended June 30, 2005.

* an increase of $200,510 in depreciation and amortization as a result of an increase in property, plant and equipment as well as the amortization of acquired land use rights and intangible assets.

* an increase of $1,368,263 in amortization of discount on debentures payable and an increase of $359,383 on debt issuance costs related to the sale of debentures payable.

* an increase of $1,110,918 in stock based compensation which reflects non-cash compensation to consultants during the fiscal 2006. We issued and granted stock based compensation to consultants for business development services, management services, and investor relations services.  In January 2006, we entered into a three-year consulting agreement with China Direct Investments, Inc.  Under the terms of the agreement, we issued 6,000,000 common shares and 4.7 million common stock purchase warrants exercisable at $.15 per share over a five-year period.  This fair value of the common shares and warrants issued totaled $540,000 and $395,675, respectively.  In addition, in February 2006, we issued 500,000 warrants to Skybanc, Inc., a financial advisor, under a one-year consulting agreement with a fair value of $71,243.  While we expect to benefit from these consulting agreements over their contractual periods, under the provisions of the related accounting guidance, including EITF 96-18 and SFAS 123(R), we have expensed these costs, effective with their contract dates.

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

* an increase of $1,834,658 in accounts payable as a result of the increase of the repayment of balance due,

* a decrease of $1,594,768 in accrued expenses.

* an increase of $442,195 in advances from customers as a result of a reduction in revenues.

Net cash used in investing activities during our fiscal year ended June 30, 2006 was $1,343,967 as compared to net cash used in investing activities during our fiscal year ended June 30, 2005 of $331,458. During our fiscal year ended June 30, 2006, we used cash for capital expenditures of $560,223 and advanced funds to related parties in the amount of $819,336. These related parties are between the Company and the Shanghai JinKui. These transactions are consolidated upon the acquisition of Shanghai JinKui in June 2006. We received cash of $33,654 from the acquisition of Yongxin and $26,938 from the acquisition of Shanghai JinKui. We paid cash of $25,000 in the acquisition of Xianyang Naite Research & Development Center (“R&D Center”). During our fiscal year ended June 30, 2005, we used cash for capital expenditures of $163,059, increased our restricted cash balance by $619,565 to collateralize certain debt, and used cash of $40,612 in connection with the disposition of assets. Additionally, in fiscal 2005 we received cash from short-term investments of $386,473 and cash from related party advances of $105,305.

Net cash provided by financing activities during the year ended June 30, 2006 was $929,919 as compared to net cash provided by financing activities during the year ended June 30, 2005 of $2,173,322. During the year ended June 30, 2006, we received gross proceeds of $503,500 from debentures payable and $824,943 from borrowings offset by the repayment of loans payable of $390,653, the payment of placement fees of $89,807 and the repayment of debentures payable of $275,342. We also decreased our restricted cash balance by $357,278 used to collateralize certain debt. For the year ended June 30, 2005, we received proceeds of $876,812 from loans payable, received proceeds of $1,423,900, net of $142,390, from the issuance of debentures payable, and received contributions of $15,000.

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

November 6, 2006 Restatement

As discussed in Note 1 to the Notes to Consolidated Financial Statements for the year ended June 30, 2006, in the Company’s initially filed annual report as required under Securities and Exchange regulations, the Company initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders’ equity section of the balance sheet and statements of stockholders’ equity. The underlying shares were recorded in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui”) on June 30, 2006. The Company made a clerical error in the above classification. The Company was aware that these common shares should have been classified as a liability in connection with the acquisition. Accordingly, the financial statements have been amended.

February 12, 2008 Restatement

The financial statements for the year ended June 30, 2006 have been further restated to correct the accounting treatment previously accorded certain transactions which occurred during the fiscal year.

·
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

·
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

·
For the year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of June 30, 2006, nor the statement of operations or stockholders’ equity for the year ended June 30, 2006.  With the correction, the statement of cash flows for the year ended June 30, 2006 reflects an increase in cash flows from financing activities of $357,258.

·
For the year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 8 - $0.30 to $0.15 for the 3,704,800 July Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March Warrants) associated with an induced conversion offer.  The value of the reduction in exercise price has been calculated at $447,238, and has been reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006.  In addition, the Company has recorded the valuation of the reduction in exercise price as an increase to paid-in capital in the corresponding statement of stockholders’ equity and balance sheet as of June 30, 2006.

·
For the year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.  In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements under the provisions of EITF 96-18 and SFAS 123.  These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in deferred compensation on our balance sheet for a similar amount.

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

Exhibit No.	Description

2.5	Agreement and Plan of Reorganization between Retail Highway.com, Inc. and Dragon International Group Corp. Previously filed as an exhibit to the Company's Form 8-K dated October 4, 2004.

2.6	Amendment to Plan of Reorganization. Previously filed as an exhibit to the Company's Form 8-K dated October 4, 2004.

2.7	Stock Purchase Agreement for 30% interest in Anxin. Previously filed as an exhibit to the Company's Form 8-K dated December 31, 2004.

2.8	Form of Secured Convertible Debenture. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.9	Form of Security Agreement - March 2005 Offering. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.10	Form of Warrant - March 2005 Offering. Previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.11	Form of Secured Convertible Promissory Note - July 2005 Offering. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

2.12	Form of Warrant - July 2005 Offering. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

2.13	Form of Registration Rights Agreement - July 2005 Offering.*

3.1	Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.2	Amendment to Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.3	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.4	Amendment to Articles of Incorporation. Previously filed as an exhibit to the Company's Form 8-K filed April 30, 1999.

3.5	Articles of Merger between Retail Highway.com, Inc. and Dragon International Group Corp. Previously filed as an exhibit to the Company's Form 8-K/A filed December 6, 2004.

10.1	Office Lease - Principal place of business. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.2	Additional business lease - in Fuming County Zhang'ai Village Economic Cooperation Group. Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

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
__________
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

	Fiscal 2006	Fiscal 2005

Audit Fees	$73,000	$65,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$73,000	$65,000

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

DRAGON INTERNATIONAL GROUP CORP.

Dated: February 12, 2008	By:	/s/ David Wu
David Wu, CEO, President, Chairman of the Board Principal Executive Officer

By:	/s/ Xiali Gan
Xiali Gan, Chief Financial Officer, Director and Principal accounting officer

Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.

David Wu	36	Chief Executive Officer, President &Chairman of the Board
Xuejun Chen	36	Vice President, & Director
Xiali Gan	40	Chief Financial Officer, & Director
Orson Zhang	39	Secretary

SIGNATURE	TITLE	DATE

/s/ David Wu	CEO, President, and Chairman,	February 12, 2008
David Wu	Principal Executive officer
Chairman

/s/ Xuejun Chen	Vice President,	February 12, 2008
Xuejun Chen	Director

/s/ Xiali Gan	Chief Financial Officer,	February 12, 2008
Xiali Chen	Principal Accounting Officer
Director

/s/ Orson Zhang	Secretary,	February 12, 2008
Orson Zhang	Director

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

/s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
September 1, 2006 (Except as to Note 1 as to the effects of the November 6, 2006 restatement as to which the date is October 19, 2006 and as to the effects of the February 12, 2008 restatement as to which the date is January 4, 2008)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2006

ASSETS
Restated
CURRENT ASSETS:
Cash	$466,272
Accounts receivable (net of allowance for doubtful accounts of $183,087)	4,938,985
Inventories	3,293,846
Advances on purchases	805,662
Other receivables	384,916
Due from related Party	3,498
Prepaid expenses and other	81,164
Total Current Assets	9,974,343

CASH – RESTRICTED	262,287
PROPERTY AND EQUIPMENT – Net	2,053,938
LAND USE RIGHTS-Net	2,524,568
INTANGIBLE ASSETS-Net	393,928
OHER ASSETS	78,759
Total Assets	$15,287,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$2,762,207
Accounts payable	3,401,439
Accrued expenses	2,042,113
Advance from customers	68,694
Liability in connection with acquisition	1,141,476
Total Current Liabilities	9,415,929
STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
64,532,069 shares issued and outstanding)	64,532
Common stock issuable (890,000 shares)	890
Additional paid-in capital	7,335,468
Accumulated deficit	(1,701,948)
Other comprehensive income	172,952
Total Stockholders' Equity	5,871,894
Total Liabilities and Stockholders' Equity	$15,287,823
See notes to consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2006	2005
	Restated
NET REVENUES	$18,434,087	$11,282,376
COST OF SALES	16,633,015	10,191,270
GROSS PROFIT	1,801,072	1,091,106

OPERATING EXPENSES:
Stock-based consulting expenses	1,110,918	-
Selling expenses	413,912	425,082
General and administrative	611,109	730,954
Total Operating Expenses	2,135,939	1,156,036

LOSS FROM OPERATIONS	(334,867)	(64,930)

OTHER INCOME (EXPENSE):
Other income	371,838	80,146
Gain on sale of assets	-	54,426
Debt issuance costs	(338,091)	(20,854)
Settlement of debt	(1,326,553)	-
Interest expense, net	(2,285,304)	(315,704)
Total Other Income (Expense)	(3,578,110)	(201,986)

NET LOSS BEFORE MINORITY INTEREST	(3,912,977)	(266,916)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	16,681	-

NET LOSS	$(3,896,296)	$(266,916)

NET INCOME PER COMMON SHARE
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

Weighted Common Shares Outstanding - Basic	46,349,684	31,722,158
Weighted Common Shares Outstanding - Diluted	46,349,684	31,722,158

See notes to consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’ EQUITY

	Common Stock, $.001 Par Value		Common Stock Issuable
	Number of		Number of
	Shares	Amount	Shares	Amount

Balance, July 1, 2004	24,625,000	$24,625	-	$-
Recapitalization of Company	1,280,234	1,280	-	-
Shares issued for conversion of debt	7,680,000	7,680	-	-
Beneficial conversion feature	-	-	-	-
Issaunce of warrants with convertible debt	-	-	-	-
Contributed capital	-	-	-	-
Acquisition of remaining 30% interest of
Anxin Ningbo International	4,000,000	4,000	-	-
Net loss for the year	-	-	-	-

Balance, June 30, 2005	37,585,234	37,585	-	-
Beneficial conversion feature	-	-	-	-
Common stock issued in connection with conversion
of notes payable and accounts payable	1,458,267	1,458	-	-
Issuance of warrants as offering cost for
sale of convertible debt	-	-	-	-
Issuance of warrants with convertible debt	-	-	-	-
Common stock issued for services	5,510,000	5,510	890,000	890
Common stock issued in connection with acquisitions	1,500,000	1,500	-	-
Common stock issued for conversion of convertible debentures	18,478,568	18,479	-	-
Value of common shares issued below minimum conversion	-	-	-	-
Grants of warrants in connection with debt conversion	-	-	-	-
Grants of warrants for services	-	-	-	-
Amortization of deferred compensation	-	-	-	-
Comprehensive loss:
Net loss for the year
Foreign Currency translation adjustment	-	-

Balance, June 30, 2006	64,532,069	$64,532	890,000	$890

See notes to consolidated financial statements

F-5A

DRAGON INTERNATIONAL GROUP CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’ EQUITY

	Additional	Retained		Other	Total
	Paid-in	Earnings	Deferred	Comprehensive	Stockholders'
	Capital	(Deficit)	Compensation	Income	Equity

Balance, July 1, 2004	$398,080	$2,461,264	$-	$-	$2,883,969
Recapitalization of Company	(95,928)	-	-	-	(94,648)
Shares issued for conversion of debt	49,921	-	-	-	57,601
Beneficial conversion feature	689,168	-	-	-	689,168
Issaunce of warrants with convertible debt	683,281	-	-	-	683,281
Contributed capital	15,000	-	-	-	15,000
Acquisition of remaining 30% interest of
Anxin Ningbo International	(4,000)	-	-	-	-
Net loss for the year	-	(266,916)	-	-	(266,916)

Balance, June 30, 2005	1,735,522	2,194,348	-	-	3,967,455
Beneficial conversion feature	236,704	-	-	-	236,704
Common stock issued in connection with conversion
of notes payable and accounts payable	9,479	-	-	-	10,937
Issuance of warrants as offering cost for
sale of convertible debt	168,894	-	-	-	168,894
Issuance of warrants with convertible debt	183,452	-	-	-	183,452
Common stock issued for services	637,600	-	(644,000)	-	-
Common stock issued in connection with acquisitions	478,500	-	-	-	480,000
Common stock issued for conversion of convertible debentures	1,644,592	-	-	-	1,663,071
Value of common shares issued below minimum conversion	914,704	-	-	-	914,704
Grants of warrants in connection with debt conversion	859,103	-	-	-	411,865
Grants of warrants for services	466,918	-	(466,918)	-	-
Amortization of deferred compensation	-	-	1,110,918	-	255,977
Comprehensive loss:
Net loss for the year		(3,896,296)			(2,594,117)
Foreign Currency translation adjustment	-	-	-	$172,952	172,952

Balance, June 30, 2006	$7,335,468	$(1,701,948)	$-	$172,952	$5,871,894

See notes to consolidated financial statements

F-5B

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before minority interest	$(3,912,977)	$(266,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	258,605	58,095
Stock-based compensation	1,110,918
Amortization of discount on debentures payable	1,580,778	212,515
Amortization of debt issuance costs	338,237	20,854
Common stock and warrants issued in connection with debt settlement	1,773,807
Gain on disposal of assets	-	(54,426)
Allowance for doubtful accounts	49,516	96,290
Minority interest	16,681
Changes in assets and liabilities:
Accounts receivable	(761,582)	(1,988,366)
Inventories	(735,372)	1,713,980
Prepaid and other current assets	295,235	254,902
Other receivables	646,173	(682,713)
Advances to employees	-	571,394
Advances on purchases	(475,710)	(154,586)
Other assets	32,627	(4,154)
Accounts payable	183,770	(1,650,199)
Accrued expenses	(565,379)	1,029,389
Advances from customers	60,975	(381,220)
NET CASH USED IN OPERATING ACTIVITIES	(103,698)	(1,225,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	(819,336)	105,305
Cash in subsidiaries on date of acquisition	60,592	(40,612)
Cash expensed in acqusition	(25,000)	-
Decrease in short-term investments	-	386,473
Capital expenditures	(560,223)	(163,059)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,343,967)	(331,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	824,943	876,812
Repayment of loans payable	(390,653)	-
Proceeds from debentures payable	503,500	1,423,900
Repayment of debentures payable	(275,342)	-
Decrease in restricted cash	357,278	(619,565)
Placement fees paid	(89,807)	(142,390)
Contributed capital	-	15,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	929,919	2,173,322

EFFECT OF EXCHANGE RATE ON CASH	81,459	-

See notes to consolidated financial statements.
F-6A

NET (DECREASE ) INCREASE IN CASH	(436,287)	616,703

CASH - beginning of year	902,559	285,856

CASH - end of year	$466,272	$902,559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$186,432	$95,625
Income Taxes	$31,761	$54,766

Non-cash investing and financing activities
Issuance of common stock for debt	$10,937	$57,601
Convertible debentures and accrued interest converted to common stock	$1,663,071	$-
Beneficial conversion feature on issued debentures payable	$236,704	$689,168
Debt discount on warrants granted with convertible debt	$184,140	$683,281
Deferred finance cost for warrants granted to obtain financing	$168,894	$-

Acquisition details:
Fair value of assets acquired	$2,500,681	$3,800,835
Related party receivable exchanged in acquisition	$-	$2,793,506
Liabilities assumed	$1,359,205	$1,007,329

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

In August 2005, Ningbo City Jiangdong Yonglongxin Special Paper Company, Limited (“Yonglongxin”) acquired the Xianyang Naite Research & Development Center, located in Ningbo, China, which was created to improve production efficiencies in the specialty packaging industry. Dragon Nevada paid $25,000 in cash and issued 500,000 shares of common stock in consideration for this acquisition. The R & D Center is expected to reduce time to commercialization for new products substantially and allow the Company to leverage innovative paper transferring techniques developed at the Center. (See Note 5 – Acquisitions and Dispositions)

In June 2006, the Company acquired the Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”). JinKui, established in 2004, is located in Shanghai, China and is a manufacturer of packaging materials for the pharmaceutical and food industry for a total purchase price of $1,141,476. The Company will issue an aggregate of 8,095,574 shares of its common stock valued at $1,141,476 in consideration for this acquisition. (See Note 5 – Acquisitions and Dispositions)

Restatement of Financial Statements

November 6, 2006 Restatement

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

February 12, 2008 Restatement

The financial statements for the year ended June 30, 2006 have been further restated to correct the accounting treatment previously accorded certain transactions which occurred during the fiscal year.

•
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

•
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

•
For the year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of June 30, 2006, nor the statement of operations or stockholders’ equity for the year ended June 30, 2006.  With the correction, the statement of cash flows for the year ended June 30, 2006 reflects an increase in cash flows from financing activities of $357,258.

•
For the year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 8 - $0.30 to $0.15 for the 3,704,800 July Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March Warrants) associated with an induced conversion offer.  The value of the reduction in exercise price has been calculated at $447,238, and has been reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006.  In addition, the Company has recorded the valuation of the reduction in exercise price as an increase to paid-in capital in the corresponding statement of stockholders’ equity and balance sheet as of June 30, 2006.

•
For the year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.  In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements under the provisions of EITF 96-18 and SFAS 123.  These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in deferred compensation on our balance sheet for a similar amount.

Components of the restatements are detailed in the following tables.

Balance sheet data as of June 30, 2006

	As Filed		Adjustment to Restate	Restated

Deferred Compensation	$854,941	(a)	$(854,941)	$-
Additional paid-in capital	6,888,230	(b)	447,238	7,335,468
Accumulated deficit	(399,769)	(a)(b)	(1,302,179)	(1,701,948)

Consolidated statements of operations for the fiscal year ended June 30, 2006:

	As Filed		Adjustment to Restate	Restated

Stock-based consulting expenses	$255,977	(a)	$854,941	$1,110,918
Interest expense	1,838,066	(b)	447,238	2,285,304
Net loss per share
Basic	(0.06)		(0.02)	(0.08)
Diluted	(0.06)		(0.02)	(0.08)

(a)
To expense the entire fair value of common stock and warrants issued to China Direct Investment, Inc. previously accounted for as deferred compensation and amortized as stock based consulting expenses.

(b)
To recognize the fair value of the reduction in exercise price of 3,704,800 common stock purchase warrants (July warrants) from $.30 to $.15 and 1,787,500 common stock purchase warrants (March warrants) from $.40 to $.15.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and ErrorCorrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.154 also requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No.154 on June 1, 2006, they do not expect SFAS No. 154 to have a significant impact on their consolidated financial condition and results of operations.

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

Land Use Rights	Estimated Life 47 year	$2,579,450
Less: Accumulated Amortization		$54,882
		$2,524,568

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

Land use rights	$2,494,247
Other assets acquired	1,306,588
Debt assumed	(1,007,329)
Accounts receivable exchanged	(2,793,506)
Cash purchase price	$-

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

Twelve Months Ended June 30, 2006
	DRGG	Xian Yang Naite	JinKui	Proforma
	6/30/2006	7/1/05-8/1/05	7/1/05-6/30/06	Adjustment	Total

Sales	18,434,087	-	840,889	-	19,274,976
Cost of Goods	16,633,015	-	586,989	-	17,220,004
Gross Profit	1,801,072	-	253,900	-	2,054,972
Operating Expenses	2,135,939	-	335,581	-	2,471,520
Operating Loss	(334,867)	-	(81,681)	-	(416,548)
Other Expense	(3,578,110)	-	(19,357)	-	(3,597,467)
Net Loss	(3,896,296)	-	(101,038)	-	(3,997,334)
Net Loss per share	(0.08)	-	(0.00)	-	(0.08)

Twelve Months Ended June 30, 2005
	DRGG	XinYi	YongXin	Xian Yang Naite	JinKui	Proforma
	6/30/2005	7/1/04-5/30/05	7/1/04-6/30/05	7/1/04-6/30/05	7/1/04-6/30/05	Adjustment	Total
Sales	11,282,376	-	1,063,213	-	831,749	-	13,177,338
Cost of Goods	10,191,270	-	1,001,260	-	699,451	-	11,891,981
Gross Profit	1,091,106	-	61,953	-	132,298	-	1,285,357
Operating Expenses	1,156,036	23,887	117,505	-	119,917	98,482	1,515,827
Operating Income (Loss)	(64,930)	(23,887)	(55,552)	-	12,381	(98,482)	(230,470)
Other Income (Expense)	(201,986)	75	(358)	-	(9,259)	-	(211,528)
Net Income (Loss)	(266,916)	(23,812)	(55,910)	-	3,122	(98,482)	(441,998)
Net Income (Loss)
per share	(0.01)	(0.00)	(0.00)	-	0.00	(0.00)	(0.01)

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

As of February 10, 2006 the aggregate amount of principal and interest due to our 36 holders of the July Notes was $1,663,071. As of February 10, 2006 the 34 holders consenting to the January Conversion Offer were due an aggregate of $1,555,214 in principal and interest on the July 2005 Notes. As such the Company issued 17,280,152 shares of common stock ($1,555,214 divided by $.09 = 17,280,152). As of February 10, 2006 the holders consenting to the January 2006 conversion offer held an aggregate of 1,787,500 March 2005 Warrants and 3,604,800 July 2005 Warrants. The Company reduced the exercise price on the 1,787,500 March 2005 Warrants from $.40 to $.15 per share. The Company reduced the exercise price on the 3,604,800 July 2005 Warrants from $.30 to $.15.

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

As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R).  The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:  expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July warrants and 4 years for the 1,787,500 March warrants.

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 10 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2006:

Notes payable to Bank of Agriculture, due on September 15, 2006. Interest only payable monthly at a rate of 6.138%. Secured by equipment and personal guarantee of officer.	$124,898

Notes payable to Bank of Agriculture, due on September 15, 2006. Interest only payable monthly at a rate of 6.138%. Secured by equipment and personal guarantee of officer.	124,898

Notes payable to Bank of Agriculture, due on March 15, 2007. Interest only payable monthly at a rate of 6.138%. Secured by equipment and personal guarantee of officer.	599,513

Notes payable to Bank of Agriculture, due on November 15, 2006. Interest only payable monthly at a rate of 5.94%. Secured by equipment and personal guarantee of officer.	612,003

Notes payable to Bank of Agriculture, due on December 11, 2006. Interest only payable monthly at a rate of 6.264%. Secured by equipment and personal guarantee of officer.	499,594

Notes payable to Commercial Bank, due on September 20, 2006. Interest only payable monthly at a rate of 6.786%. Secured by equipment and personal guarantee of officer.	62,450

Bank acceptances payable. Non-interest bearing. Secured by equipment and personal guarantee of officer.	490,851

HK Runji Investment Ltd. Non-interest bearing, unsecured and are due on demand.	100,000

Notes Payable to two shareholders, interest only payable annually at a rate of 8%, $100,000 due on January 10, 2007 and $48,000 due on April 11, 2007	$148,000

Total	$2,762,207

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

The components of income (loss) before income tax consist of the following:

	Year Ended June 30,
	2006	2005
	Restated
US Operations	$(4,994,756)	$(387,249)
Chinese Operations	1,098,460	120,333
	$(3,896,296)	$266,916

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

On July 22, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc (“China Direct”) to provide business development and management services, effective July 1, 2005. In connection with this agreement, the Company issued 400,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on the date entered into the agreement date at $.26 per share totaling $104,000.  Additionally, effective January 10, 2006, the Company entered into a new three-year consulting agreement with China Direct. In connection with this agreement, the Company agreed to issue 6,000,000 shares of the Company’s common stock to China Direct. The Company valued these services using the fair value of common shares on grant date at $.09 per share totalling $540,000.  Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, the Company determined that the measurement date of these transactions was triggered and as a sufficiently large disincentive for non-performance was not provided in the agreement, the fair value of the entire agreements was expensed. On June 22, 2006, in connection with the January 10, 2006 agreement, the Company issued 5,110,000 shares of common stock. As of June 30, 2006, the 890,000 shares had not been issued and are reflected in common stock issuable on the accompanying balance sheet.

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

On January 10, 2006, in connection with a three-year consulting agreement with China Direct Investments, Inc., the Company issued warrants to purchase 4,700,000 shares of common stock to China Direct Investments, Inc. at $.15 per share. The warrants expire on January 10, 2011. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, and the absence of a sufficiently large disincentive for non-performance, the entire fair value of these warrants of $395,675 was expensed.  The warrants were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS EQUITY (continued)

Stock warrants (continued)

On February 15, 2006, the Company entered into a one year consulting agreement with Skyebanc, Inc. for consulting services. In connection with this consulting agreement, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.15 per share. The warrants expire on February 15, 2011. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, and the absence of a sufficiently large disincentive for non-performance, the entire fair value of these warrants of $71,243 was expensed.  The warrants were valued on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

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

A summary of the status of the Company's outstanding stock warrants as of June 30, 2006 and changes during the period then ended is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at July 1, 2004	-0-	$-0-
Granted	4,635,300	0.34	*
Exercised	-0-	-0-
Forfeited	-0-	-0-
Outstanding at June 30, 2005	4,635,300	$0.34	*
Granted	12,199,300	0.146
Exercised	-0-	-0-
Forfeited	-0-	-0-

Outstanding at June 30, 2006	16,834,600	$0.147

Warrants exercisable at end of period	16,834,600	$0.147

Weighted-average fair value of warrants granted during the period	$0.146

*-Subsequently to grant date weighted average exercise price decreased due to re-pricing of warrants, upon settlement of convertible debentures payable.( See Note 8)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Stock warrants (continued)

The following information applies to all warrants outstanding at June 30, 2006:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.30	150,000	4.03	$0.30	150,000	$0.30
$0.15	16,184,600	4.10	$0.15	16,184,600	$0.15
$0.01	500,000	4.03	$0.01	500,000	$0.01

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