Form 10QSB/A
period 2006-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,627,643 shares at November 13, 2006

Transitional Small Business Disclosure Format (Check one): Yes  No 

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and quarter ended September 30, 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

·
For the fiscal year ended June 30, 2006 and quarter ended September 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of September 30, 2006, nor the statements of operations for the three month periods ended September 30, 2006 or September 30, 2005.  With these corrections, the statements of cash flows for the three month periods ended September 30, 2006 and September 30, 2005 reflect an increase in cash flows from financing activities of $13,503 and $236,232, respectively.

·
For the fiscal year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer.  The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006.  The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

·
For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.  In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123.  These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount for the periods affected.

DRAGON INTERNATIONAL GROUP CORP.
FORM 10-QSB/A
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet September 30, 2006 (Unaudited)	3

Consolidated Statements of Operations (Unaudited) For the Three Months Ended September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended September 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6-15

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16-28

Item 3 - Controls and Procedures	29-30

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	31

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 - Default upon Senior Securities	31

Item 4 - Submission of Matters to a Vote of Security Holders	31

Item 5 - Other Information	31

Item 6 - Exhibits	31

Signatures	32

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Restated
CURRENT ASSETS:
Cash	$262,462
Accounts receivable (net of allowance for doubtful accounts of $335,499)	4,762,590
Inventories	2,199,301
Advances on purchases	497,657
Other receivables	381,632
Due from related Party	9,474
Prepaid expenses and other	2,707,711
Total Current Assets	10,820,827

CASH - RESTRICTED	252,627
PROPERTY AND EQUIPMENT - Net	2,164,628
LAND USE RIGHTS-Net	2,539,296
INTANGIBLE ASSETS-Net	373,492
OHER ASSETS	65,972

Total Assets	$16,216,842
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$2,794,537
Accounts payable	4,325,398
Accrued expenses	1,948,211
Advance from customers	47,720
Liability in connection with acquisition	1,141,476
Total Current Liabilities	10,257,342

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
64,532,069 shares issued and outstanding)	64,532
Common stock issuable (890,000 shares)	890
Additional paid-in capital	7,335,468
Accumulated deficit	(1,697,396)
Other comprehensive income	256,006
Total Stockholders' Equity	5,959,500
Total Liabilities and Stockholders' Equity	$16,216,842

See notes to unaudited consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005
	Restated	Restated

NET REVENUES	$4,832,984	$4,622,110
COST OF SALES	4,460,470	4,515,664
GROSS PROFIT	372,514	106,446

OPERATING EXPENSES:
Selling expenses	114,833	48,835
General and administrative	313,360	337,125
Total Operating Expenses	428,193	385,960

LOSS FROM OPERATIONS	(55,679)	(279,514)

OTHER INCOME (EXPENSE):
Other income	93,663	185,254
Debt issuance costs	-	(55,295)
Interest expense, net	(33,432)	(377,136)
Total Other Income (Expense)	60,231	(247,177)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	4,552	(526,691)

MINORITY INTEREST IN INCOME OF SUBSIDIARY	-	2,334

NET INCOME (LOSS)	4,552	(524,357)

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation	83,054	98,174

COMPREHENSIVE INCOME (LOSS)	$87,606	$(426,183)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted Common Shares Outstanding - Basic	64,532,069	39,296,104
Weighted Common Shares Outstanding - Diluted	64,532,069	39,296,104

See notes to unaudited consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2006	2005
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,552	$(524,357)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	94,884	32,277
Stock-based compensation	-	104,000
Amortization of discount on debentures payable	-	324,460
Amortization of debt issuance costs	-	55,295
Allowance for doubtful accounts	152,412	(32,134)
Minority interest	-	(2,334)
Changes in assets and liabilities:
Accounts receivable	23,983	694,460
Inventories	1,094,545	(133,120)
Prepaid and other current assets	(2,626,547)	(3,730)
Other receivables	3,284	(408,687)
Advances to employees	-	-
Advances on purchases	308,005	254,729
Other assets	12,787	4,154
Accounts payable	923,959	(352,069)
Accrued expenses	(93,902)	(455,755)
Advances from customers	(20,974)	(22,945)
NET CASH USED IN OPERATING ACTIVITIES	(123,012)	(465,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	(5,976)	-
Cash in subsidiaries on date of acquisition	-	33,654
Capital expenditures	(165,061)	(163,819)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(171,037)	(130,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	67,000	-
Repayment of loans payable	(63,157)	(376,097)
Proceeds from debentures payable	-	503,500
Decrease in restricted cash	9,660	157,179
Placement fees paid	-	(48,350)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,503	236,232

EFFECT OF EXCHANGE RATE ON CASH	76,736	13,316

NET DECREASE IN CASH	(203,810)	(346,373)

CASH - beginning of year	466,272	902,559

CASH - of the end of period	$262,462	$556,186

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$33,432	$95,625
Income Taxes	$1,651	$54,766

Non-cash investing and financing activities
Issuance of common stock for future services	$-	$104,000
Deferred discount and beneficial conversion on debentures payable	$-	$420,845

Acquisition details:
Fair value of assets acquired	$-	$1,142,348
Common stock issued in connection with acquisition	$-	$480,000
Liabilities assumed	$-	$1,148,468

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

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and quarter ended September 30, 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

·
For the fiscal year ended June 30, 2006 and quarter ended September 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of September 30, 2006, nor the statements of operations for the three month periods ended September 30, 2006 or September 30, 2005.  With these corrections, the statements of cash flows for the three month periods ended September 30, 2006 and September 30, 2005 reflect an increase in cash flows from financing activities of $13,503 and $236,232, respectively.

·
For the fiscal year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer.  The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006.  The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

·
For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.  In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123.  These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount for the periods affected.

Components of the restatements are detailed in the following tables.

Balance sheet data as of September 30, 2006

	As Filed		Adjustment to Restate	Restated

Deferred Compensation	$768,063	(a)	$(768,063)	$-
Additional paid-in capital	6,888,230	(b)	447,238	7,335,468
Accumulated deficit	(482,095)	(a)(b)	(1,215,301)	(1,697,396)

Consolidated statements of operations for the three months ended September 30, 2006:

	As Filed		Adjustment to Restate	Restated

Stock-based consulting expenses	$86,878	(a)	$86,878	$-
Net loss per share
Basic	(0.00)		(-)	(0.00)
Diluted	(0.00)		(-)	(0.00)

(a)
To expense the entire fair value of common stock and warrants issued to China Direct Investment, Inc. in January 2006 and Skybanc, Inc. in February 2006, previously accounted for as deferred compensation and amortized as stock based consulting expenses.

(b)
To recognize the fair value of the reduction in exercise price of 3,704,800 common stock purchase warrants (July 2005 warrants) from $.30 to $.15 and 1,787,500 common stock purchase warrants (March 2005 warrants) from $.40 to $.15 in January 2006.

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

Land Use Rights	Estimated Life 47 year	$2,608,676
Less: Accumulated Amortization		69,380
		$2,539,296

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

DRAGON INTERNATIONAL GROUP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6-LOANS PAYABLE

Loans payable consisted of the following at September 30, 2006:

Notes payable to Bank of Agriculture, due on September 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee of officer.	$126,314

Notes payable to Bank of Agriculture, due on September 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee of officer.	126,314

Notes payable to Bank of Agriculture, due on March 15, 2007. Interest only payable monthly at a rate of 6.732%. Secured by equipment and personal guarantee of officer.	606,305

Notes payable to Bank of Agriculture, due on November 15, 2006. Interest only payable monthly at a rate of 5.94%. Secured by equipment and personal guarantee of officer.	618,936

Notes payable to Bank of Agriculture, due on December 11, 2006. Interest only payable monthly at a rate of 6.264%. Secured by equipment and personal guarantee of officer.	505,255

Bank acceptances payable. Non-interest bearing. Secured by equipment and personal guarantee of officer.	496,413

SUNWIN International Neutraceuticals, Inc. Non-interest bearing, unsecured and are due on demand.	67,000

HK Runji Investment Ltd. Non-interest bearing, unsecured and are due on demand.	100,000

Notes Payable to two shareholders, interest only payable annually at a rate of 8%, $100,000 due on January 10, 2007 and $48,000 due on April 11, 2007	148,000

Total	$2,794,537

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7– STOCKHOLDERS EQUITY

Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2006 and changes during the period then ended is as follows:

	Weighted
	Average
	Exercise
	Shares	Price
Outstanding at July 1, 2006	16,834,600	$0.147
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2006	16,834,600	$0.147

Warrants exercisable at end of period	16,834,600	$0.147

Weighted-average fair value of warrants granted during the period		$0.147

The following information applies to all warrants outstanding at September 30, 2006:

		Warrants Outstanding		Warrants Exercisable
	Weighted
	Average	Weighted	Weighted
	Remaining	Average	Average
	Contractual	Exercise	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.30	150,000	3.78	$ 0.30	150,000	$ 0.30
$0.15	16,184,600	3.84	$ 0.15	16,184,600	$ 0.15
$0.01	500,000	3.78	$ 0.01	500,000	$ 0.01

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

	Three Months Ended September 30,2006	Three Months Ended September 30,2005	$	%
	(Unaudited)	(Unaudited)	Change	Change
	Restated
Net Revenues	$ 4,832,984	$ 4,622,110	$ 210,874	4.6%
Cost of sales	4,460,470	4,515,664	(55,194)	-1.2%
Stock based consulting expenses	-	26,000	(26,000)	-100.0%
Selling expenses	114,833	48,835	65,998	135.1%
General and administration expenses	313,360	230,335	83,025	36.0%
Total operating expenses	428,193	305,170	123,023	40.3%
Loss from operations	(55,679)	(198,724)	143,045	-72.0%
Total other income (expense)	60,231	(249,967)	310,198	-124.1%
Net income (loss)	$4,552	$(446,357)	$ 450,909	101.0%

	Three Months	Three Months
	Ended September	Ended September
	2006	2005	%
	(Unaudited)	(Unaudited)	Change
	Restated
Other Key Indicators:
Cost of sales as a percentage of revenues	92.3%	97.7%	-5.4%
Gross profit margin	7.7%	2.3%	5.4%
Selling expenses as a percentage of revenues	2.4%	1.1%	1.3%
GA expenses as a percentage of revenues	6.5%	5.0%	1.5%
Total operating expenses as a percentage of revenues	8.9%	6.6%	2.3%

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

Total Operating Expenses

For the three months ended September 30, 2006, total operating expenses amounted to $428,193 or 8.9% of net revenues compared to $385,960 or 8.3% of revenues for the three months ended September 30, 2005, an increase of $42,233. The increase was attributable to the following:

•      For the three months ended September 30, 2006, selling expenses amounted to $114,833, as compared to $48,835 for the three months ended September 30, 2005, an increase of $65,998 or 135.1%. This increase is attributable to the increase in shipping costs of approximately $66,960, which is caused by the increase in the shipping industry for costs on a per unit shipped basis.

For the three months ended September 30, 2006, general and administrative expenses were $313,360, as compared to $337,125 for the three months ended September 30, 2005, a decrease of $23,765. This decrease was attributable to the following:

•      For the three months ended September 30, 2006, we incurred no consulting expenses as compared to $31,894 for the three months ended September 30, 2005. In Fiscal 2005, we received a refund of consulting fees amounting to $31,894 from NingBo HaiShu HeSheng Consulting Company that reduced our general and administrative expenses.

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

Total Other Income

For the three months ended September 30, 2006, we reported total other income of $60,231, as compared to total other expenses of $247,177 for the three months ended September 30, 2005. This shift between the periods was primarily associated with the following reasons:

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

For the three months ended September 30, 2006, we incurred no debt issuance costs compared to $55,295 for the three months ended September 30, 2005. For the three months ended September 30, 2005, the debt issuance costs was related to the amortization of placements fees paid in connection with our March 2005 Private Placement and the July 2005 Private Placement. In February 2006, upon conversion of the July Notes to common stock, we expensed all unamortized debt issuance costs. For the three months ended September 30, 2006, we did not have any debt issuance costs.

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

Net Loss

As a result of these factors, we reported net income of $4,552 (less than $.01 per share) for the three months ended September 30, 2006, as compared to net loss of $(524,357) ($.01 per share) for the three months ended September 30, 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2006 (unaudited) and June 30, 2006:

	September 30,	June 30,	$ of	% of
	2006 (Unaudited)	2006	Change	Change
	Restated	Restated

Working capital	563,485	558,414	5,071	0.9%
Cash	262,462	466,272	(203,810)	-43.7%
Accounts receivable, net	4,762,590	4,938,985	(176,395)	-3.6%
Inventories	2,199,301	3,293,846	(1,094,545)	-33.2%
Prepaid expenses and other	2,707,711	81,164	2,626,547	3236.1%

Advance on purchases	497,657	805,662	(308,005)	-38.2%
Other receivable	381,632	384,916	(3,284)	-0.9%
Due from related parties	9,474	3,498	5,976	170.8%
Total current assets	10,820,827	9,974,343	846,484	8.5%
Cash restricted	252,627	262,287	(9,660)	-3.7%
Property and equipment, net	2,164,628	2,053,938	110,690	5.4%
Land use rights, net	2,539,296	2,524,568	14,728	0.6%
Intangible assets, net	373,492	393,928	(20,436)	-5.2%
Other assets	65,972	78,759	(12,787)	-16.2%
Notes payable	2,794,537	2,762,207	32,330	1.2%
Accounts payable	4,325,398	3,401,439	923,959	27.2%
Accrued expenses	1,948,211	2,042,113	(93,902)	-4.6%
Advances from customers	47,720	68,694	(20,974)	-30.5%
Liability in connection with acquisition	1,141,476	1,141,476	0	0.0%
Total current liabilities	10,257,342	9,415,929	841,413	8.9%
Total liabilities	10,257,342	9,415,929	841,413	8.9%

At September 30, 2006, we had $262,462 in cash. At September 30, 2006, our cash position by geographic area is as follows:

United States	$4
China	262,458
Total	$262,462

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

For the three months ended September 30, 2005, we used cash to fund increases in inventories and other receivables, and decrease in accounts payable and accrued expenses. The decreases were offset by a net increase in advances on purchases of $254,729, a decrease in accounts receivables of $694,460, combined with a net add back of non-cash items of $403,564 were offset by our net loss,

Net cash used in investing activities during the three months ended September 30, 2006 was $171,037 as compared to net cash used of $130,165 for the three months ended September 30, 2005. During the three months ended September 30, 2006, we used cash for capital expenditures of $165,061 and advanced funds of $5,976 to JinKui. These transactions were consolidated upon the acquisition of JinKui on June 30, 2006. During the three months ended September 30, 2005, we used cash for capital expenditures of $163,819 and received cash of $33,654 from the acquisition of Yongxin.

Net cash provided by financing activities during the three months ended September 30, 2006 was $13,503, as compared to net cash provided by financing activities during the three months ended September 30, 2005 of $236,232. During the three months ended September 30, 2006, we received gross proceeds of $67,000 from loans payable offset by the repayment of loans payable of $63,157. We decreased our restricted cash balance by $9,660 used to collateralize certain debt. During the three months ended September 30, 2005, we received gross proceeds of $503,500 from debentures payable and had a decrease in our restricted cash balance of $157,179 used to collateralize certain debt offset by the repayment of loans payable of $376,097 and the payment of placement fees of $48,350.

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

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and quarter ended September 30, 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

·
For the fiscal year ended June 30, 2006 and quarter ended September 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of September 30, 2006, nor the statements of operations for the three month periods ended September 30, 2006 or September 30, 2005.  With these corrections, the statements of cash flows for the three month periods ended September 30, 2006 and September 30, 2005 reflect an increase in cash flows from financing activities of $13,503 and $236,232, respectively.

·
For the fiscal year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer.  The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006.  The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

·
For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.  In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123.  These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount for the periods affected.

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