Form 10QSB/A
period 2006-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

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

                       Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and for the three month period and six month period ended December 31, 2006, have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006 and for the three month period and six month period ended December 31, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of December 31, 2006, nor the statements of operations for the three month period and six month period ended December 31, 2006 or December, 2005. With these corrections, the statements of cash flows for the three month periods ended December 31, 2006 and December 31, 2005 reflect an increase in cash flows from financing activities of $569,620 and $797,465, respectively.

     o For the year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

     o For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount for the periods affected.

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

                        DRAGON INTERNATIONAL GROUP CORP.
                                  FORM 10-QSB/A
                    QUARTERLY PERIOD ENDED December 31, 2006


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

         Item 5 - Other Information...........................................37

         Item 6 - Exhibits....................................................37

         Signatures...........................................................38

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006
                                   (Unaudited)


                                           ASSETS
                                                                                                    Restated
                                                                                             ---------------------
CURRENT ASSETS:
    Cash                                                                                             $    174,562
    Accounts receivable (net of allowance for doubtful accounts of $163,042)                            5,252,947
    Inventories                                                                                         3,735,169
    Advances on purchases                                                                               2,865,382
    Prepaid expenses and other current assets                                                             122,704
                                                                                             ---------------------

        Total Current Assets                                                                           12,150,764

CASH-RESTRICTED                                                                                           255,836
PROPERTY AND EQUIPMENT - Net                                                                            2,324,520
LAND USE RIGHTS - Net                                                                                   2,557,499
INTANGIBLE ASSETS - Net                                                                                   353,020
                                                                                             ---------------------

        Total Assets                                                                                 $ 17,641,639
                                                                                             =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable - current portion                                                                  $  3,170,035
    Accounts payable                                                                                    5,188,322
    Accrued expenses                                                                                    1,717,922
    Advances from customers                                                                                22,643
                                                                                             ---------------------
        Total Current Liabilities                                                                      10,098,922

Notes Payable - long-term portion                                                                          48,000
                                                                                             ---------------------

        Total Liabilities                                                                              10,146,922
                                                                                             ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                       -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        74,737,643 shares issued and outstanding)                                                          74,737
    Common stock issuable (890,000 shares)                                                                    890
    Additional paid-in capital                                                                          8,567,738
    Accumulated deficit                                                                                (1,501,262)
    Other comprehensive income - foreign currency                                                         352,614
                                                                                             ---------------------


        Total Stockholders' Equity                                                                      7,494,717
                                                                                             ---------------------

        Total Liabilities and Stockholders' Equity                                                   $ 17,641,639
                                                                                             =====================


            See notes to unaudited consolidated financial statements

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                      For the Three Months Ended            For the Six Months Ended
                                                              December 31,                         December 31,
                                                   ----------------  ----------------   ----------------  ----------------
                                                         2006              2005               2006              2005
                                                   ----------------  ----------------   ----------------  ----------------
                                                       Restated          Restated           Restated          Restated
                                                   ----------------  ----------------   ----------------  ----------------
NET REVENUES                                           $ 5,188,903       $ 4,869,309       $ 10,021,887       $ 9,491,419

COST OF SALES                                            4,755,973         4,368,285          9,216,443         8,883,949
                                                   ----------------  ----------------   ----------------  ----------------

GROSS PROFIT                                               432,930           501,024            805,444           607,470
                                                   ----------------  ----------------   ----------------  ----------------

OPERATING EXPENSES:
     Selling expenses                                       23,113           111,977            137,946           160,812
     General and administrative                            176,762            (9,194)           490,122           327,931
                                                   ----------------  ----------------   ----------------  ----------------

        Total Operating Expenses                           199,875           102,783            628,068           488,743
                                                   ----------------  ----------------   ----------------  ----------------

INCOME FROM OPERATIONS                                     233,055           398,241            177,376           118,727
                                                   ----------------  ----------------   ----------------  ----------------

OTHER INCOME (EXPENSE):
     Other income                                            6,410            22,260            100,073           207,514
     Debt issuance costs                                         -           (40,400)                 -           (95,695)
     Interest expense                                      (43,331)         (254,356)           (76,763)         (631,492)
                                                   ----------------  ----------------   ----------------  ----------------

        Total Other Income (Expense)                       (36,921)         (272,496)            23,310          (519,673)
                                                   ----------------  ----------------   ----------------  ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                 196,134           125,745            200,686          (400,946)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                         -            (3,618)                 -            (1,284)
                                                   ----------------  ----------------   ----------------  ----------------

NET INCOME (LOSS)                                          196,134           122,127            200,686          (402,230)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation                 269,560            22,499            352,614           120,673
                                                   ----------------  ----------------   ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)                              $ 465,694         $ 144,626         $  553,300        $ (281,557)
                                                   ================  ================   ================  ================

NET INCOME (LOSS) PER COMMON SHARE
      Basic                                              $    0.00         $    0.00         $     0.00        $   (0.01)
                                                   ================  ================   ================  ================
      Diluted                                            $    0.00         $    0.00         $     0.00        $   (0.01)
                                                   ================  ================   ================  ================

      Weighted Common Shares Outstanding - Basic        71,275,524        39,979,799         67,885,372        39,637,951
                                                   ================  ================   ================  ================
      Weighted Common Shares Outstanding - Diluted      71,635,524        41,206,234         68,245,372        39,637,951
                                                   ================  ================   ================  ================


            See notes to unaudited consolidated financial statements

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                       For the Six Months Ended
                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                        2006              2005
                                                                                  ----------------  ---------------
                                                                                      Restated          Restated
                                                                                  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $      200,686     $   (402,230)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                       204,267           58,922
      Stock-based compensation                                                                  -          104,000
      Amortization of discount on debentures payable                                                       503,934
      Amortization of debt issuance costs                                                                   95,695
      Allowance for doubtful accounts                                                     (20,045)          12,063
      Minority interest                                                                         -            1,380

    Changes in assets and liabilities:
      Accounts receivable                                                                (293,917)      (1,023,979)
      Inventories                                                                        (441,323)       1,192,844
      Prepaid and other current assets                                                    343,376          930,349
      Advances on purchases                                                            (2,059,720)        (657,429)
      Other assets                                                                         78,759            4,154
      Accounts payable                                                                  1,786,883       (1,329,956)
      Accrued expenses                                                                   (324,191)        (439,075)
      Advances from customers                                                             (46,051)         (22,945)
                                                                                  ----------------  ---------------

NET CASH (USED IN) OPERATING ACTIVITIES                                                  (571,276)        (972,273)
                                                                                  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Due from related parties                                                                3,498                -
    Cash acquired in acquisition                                                                -           33,654
    Capital expenditures                                                                 (392,606)        (230,419)
                                                                                  ----------------  ---------------

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (389,108)        (196,765)
                                                                                  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                         1,944,355          548,746
    Repayment of notes payable                                                         (1,488,527)        (376,097)
    Proceeds from exercise of stock warrants                                                1,000                -
    Common stock issued for raising capital                                               100,000                -
    Proceeds from debentures payable                                                            -          503,500
    Prepayment of debentures payable                                                            -         (183,592)
    Decrease in restricted cash                                                            12,792          353,258
    Placement fees paid                                                                         -          (48,350)
                                                                                  ----------------  ---------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                           569,620          797,465
                                                                                  ----------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                                            99,054           33,605
                                                                                  ----------------  ---------------

NET DECREASE IN CASH                                                                     (291,710)        (337,968)

CASH  - beginning of year                                                                 466,272          902,559
                                                                                  ----------------  ---------------

CASH - end of period                                                                  $   174,562      $   564,591
                                                                                  ================  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid  for:
        Interest                                                                      $    80,796      $  134,625
                                                                                  ================  ===============
        Income Taxes                                                                  $         -      $   54,766
                                                                                  ================  ===============

    Non-cash investing and financing activities
        Issuance of common stock for future services                                  $         -      $   52,000
                                                                                  ================  ===============
        Deferred discount and beneficial conversion on debentures payable             $         -      $  420,845
                                                                                  ================  ===============
        Issuance of common stock for convertible debt                                 $         -      $    3,750
                                                                                  ================  ===============
        Issurance  of c/s for liability in connection with acquisition                $ 1,141,476      $       -
                                                                                  ================  ===============

    Acquisition details:
        Fair value of assets acquired                                                 $        -      $ 1,142,348
                                                                                  ================  ===============
        Goodwill                                                                      $        -      $   486,120
                                                                                  ================  ===============
        Liabilities assumed                                                           $        -      $ 1,148,468
                                                                                  ================  ===============
        Common stock issued in connecxtion with acquisition                           $        -      $   480,000
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


Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and for the three month period and six month period ended December 31, 2006, have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006 and for the three month period and six month period ended December 31, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of December 31, 2006, nor the statements of operations for the three month period and six month period ended December 31, 2006 or December, 2005. With these corrections, the statements of cash flows for the three month periods ended December 31, 2006 and December 31, 2005 reflect an increase in cash flows from financing activities of $569,620 and $797,465, respectively.

     o For the year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

     o For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount for the periods affected.

Components of the restatements are detailed in the following tables.

Balance sheet data as of December 31, 2006:

                                            As Filed         Adjustment to Restate       Restated
                                            --------         ---------------------       --------
   Deferred Compensation                  $    681,185      (a)  $  (681,185)         $           -
   Additional paid-in capital                8,120,500      (b)      447,238              8,567,738
   Accumulated deficit                        (372,839)  (a)(b)   (1,128,423)            (1,501,262)

Consolidated statements of operations for the three months ended December 31, 2006:

                                            As Filed         Adjustment to Restate       Restated
                                            --------         ---------------------       --------
Stock-based consulting expenses           $     86,878      (a)  $    86,878          $           -
                                          ============           ===========          =============
Net loss per share
   Basic                                          0.00                  0.01                   0.01
   Diluted                                        0.00                  0.01                   0.01

Consolidated statements of operations for the six months ended December 31, 2006:

                                            As Filed         Adjustment to Restate       Restated
                                            --------         ---------------------       --------
Stock-based consulting expenses           $    173,756      (a)  $  (173,756)         $           -
                                          ============           ===========          =============
Net loss per share
   Basic                                          0.00                  0.00                   0.00
   Diluted                                        0.00                  0.00                   0.00

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


                                                        For the Three Months Ended           For the Six Months
                                                               December 31,                  Ended December 31,
                                                           2006            2005              2006            2005
                                                       -----------------------------    ------------------------------
                                                         Restated        Restated          Restated        Restated
                                                       -------------- --------------    --------------  --------------
Net income (loss)                                       $    196,134    $   122,127       $    200,686    $  (402,230)
                                                       ============== ==============    =============== ==============
Weighted average shares outstanding - basic               71,275,524     39,979,799         67,885,372     39,637,951
EPS - basic                                                    $0.01          $0.00       $      (0.01)   $     (0.01)
                                                       ============== ==============    =============== ==============

Net income (loss)                                       $    196,134     $  122,127       $    200,686    $  (402,230)
                                                       ============== ==============    =============== ==============
  Weighted average shares outstanding - basic             71,275,524     39,979,799         67,885,372     39,637,951
Effect of dilutive securities
   Unexercised warrants                                       36,000        422,617             36,000              -
   Convertible debentures                                          -              -                  -              -
   Convertible note payable                                        -        803,818                  -              -
                                                       -------------- --------------    --------------- --------------
  Weighted average shares outstanding- diluted            71,635,524     41,206,234         68,245,372     39,637,951
                                                       ============== ==============    =============== ==============
  EPS - diluted                                          $      0.01     $     0.00        $     (0.01)   $     (0.01)
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


The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the local currency, the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries are translated into United States dollars using year end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2006 and 2005 were $99,054 and $33,605, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


The following analysis of our results of operations and financial condition should be read in conjunction with our restated financial statements for the years ended June 30, 2006 and 2005 and notes thereto contained in our report on Form 10-KSB/A as filed with the Securities and Exchange Commission.


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


As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238 in January 2006, representing the incremental fair value of the repricing under the provisions of SFAS 123(R). The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July 2005 warrants and 4 years for the 1,787,500 March 2005 warrants.


Results of Operations

Comparison of Results of Operations for the six months ended December 31, 2006 and 2005

                                                                 Six Months Ended December 31,
                                                              ---------------------------------
                                                          2006             2005             $             %
                                                       (Unaudited)      (Unaudited)       Change       Change
                                                     ---------------- ---------------- ------------- ------------
                                                        Restated         Restated
                                                     ---------------- ----------------
Net Revenues                                            $10,021,886      $9,491,419       $530,467          5.6%
Cost of sales                                             9,216,443       8,883,949        332,494          3.7%
Selling expenses                                            137,946         160,812        (22,866)       -14.2%
General and administration(GA) expenses                     490,122         327,931        162,191         49.5%
Total operating expenses                                    628,068         488,743        139,325         28.5%
Operating income                                            177,376         118,727         58,649         49.4%
Total other (expense)                                        23,310        (519,673)       542,983        104.5%
                                                     ---------------- ---------------- ------------- ------------
Net income (loss)                                       $   200,686      $ (402,230)      $602,916        150.0%
                                                     ================ ================ ============= ============


                                                                           Six Months Ended December 31,
                                                                   --------------------------------
                                                                           2006          2005             %
                                                                      (Unaudited)     (Unaudited)      Change
                                                                   ---------------- --------------- -------------
                                                                       Restated
                                                                   ---------------- --------------- -------------
Other Key Indicators:
Cost of sales as a percentage of revenues                                  92.0%           93.6%         -1.6%
Gross profit margin                                                         8.0%            6.4%          1.6%
Selling expenses as a percentage of revenues                                1.4%            1.7%         -0.3%
GA expenses as a percentage of revenues                                     4.9%            3.4%          1.5%
Total operating expenses as a percentage of revenues                        6.3%            5.1%          1.2%



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

Total Operating Expenses


For the six months ended December 31, 2006, total operating expenses amounted to $628,068 or 6.3% of net revenues compared to $488,743 or 5.1% of net revenues for the six months ended December 31, 2005, an increase of $139,325. The increase was attributable to the following:


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

o For the six months ended December 31, 2006, general and administrative expenses were $490,122, as compared to $327,931 for the six months ended December 31, 2005, an increase of $162,191, or approximately 49%. The increase was attributable to the following:


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

     o For the six months ended December 31, 2006, salary and wages amounted to $61,135, as compared to $21,426 for the six months ended December 31, 2005, an increase of $39,709. During the six months ended December 31, 2006 we incurred $5,230 in salary and wages associated with JinKui that was acquired effective June 30, 2006. During the six months ended December 31, 2005 the Company increased its wage and salary rate by approximately 40%, and this new wage rate is reflected in our expenses for the six months ending December 31, 2006.

Total Other Income


For the six months ended December 31, 2006, we reported total other income of $23,310, as compared to total other expenses of $519,673 for the six months ended December 31, 2005. This significant increase in total other income of $542,983 is primarily associated with the following:


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


o For the six months ended December 31, 2006, we incurred no debt issuance costs compared to $95,695 for the six months ended December 31, 2005. For the six months ended December 31, 2005, the debt issuance costs were related to the amortization of placement fees paid in connection with our March 2005 Private Placement and July 2005 Private Placement. In February 2006, upon conversion of the July Notes to common stock under the terms of the January Conversion Offer, we expensed all unamortized debt issuance costs. For the six months ended December 31, 2006, we did not have any such debt issuance costs.

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

Net Income


As a result of these factors, we reported a net income of $200,686 (less than $.01 per share) for the six months ended December 31, 2006, as compared to net loss of $(402,230) ($.01 per share) for the six months ended December 31, 2005.


Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 (unaudited) and June 30, 2006:



                                                          December 31,         June 30,           $ of            % of
                                                        2006 (Unaudited)         2006            Change          Change
                                                            Restated         Restated
                                                            --------         --------
Working capital                                             2,051,842          558,414       1,493,428           267.4%
Cash                                                          174,562          466,272       (291,710)           -62.6%
Accounts receivable, net                                    5,252,947        4,938,985         313,962             6.4%
Inventories                                                 3,735,169        3,293,846         441,323            13.4%
Prepaid expenses and other                                    122,704          466,080       (343,376)           -73.7%
Advance on purchases                                        2,865,382          805,662       2,059,720           255.7%
Due from related parties                                            0            3,498         (3,498)          -100.0%
Total current assets                                       12,150,764        9,974,343       2,176,421            21.8%
Cash restricted                                               255,836          262,287         (6,451)            -2.5%
Property and equipment, net                                 2,324,520        2,132,697         191,823             9.0%
Land use rights, net                                        2,557,499        2,524,568          32,931             1.3%
Intangible assets, net                                        353,020          393,928        (40,908)           -10.4%
Notes payable - current portion                             3,170,035        2,762,207         407,828            14.8%
Accounts payable                                            5,188,322        3,401,439       1,786,883            52.5%
Accrued expenses                                            1,717,922        2,042,113       (324,191)           -15.9%
Advances from customers                                        22,643           68,694        (46,051)           -67.0%
Liability in connection with acquisition                            0        1,141,476     (1,141,476)          -100.0%
Total current liabilities                                  10,098,922        9,415,929         682,993             7.3%
Notes payable - long-term portion                              48,000                           48,000
Total liabilities                                          10,146,922        9,415,929         730,993             7.8%



At December 31, 2006, we had $174,562 in cash. At December 31, 2006, our cash position by geographic area is as follows:

         United States              $        844
         China                           173,718
                                    --------------
         Total                      $    174,562
                                    ========+=====

Our working capital position increased $1,493,428 to $2,051,842 at December 31, 2006 from $558,414 at June 30, 2006. This increase in working capital is primarily attributable to an increase of approximately $2,176,421 in current assets at December 31, 2006 as compared to June 30, 2006, which was offset by increases in current liabilities of approximately $682,993 at December 31, 2006 as compared to June 30, 2006. The increase in our current liabilities is primarily attributable to an increase in accounts payable of $1,786,883 which were offset by a decrease in accrued expenses of $324,191 and a decrease in liabilities of $1,141,476 in connection with the acquisition of JinKui in June 2006.

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


Net cash used in investing activities during the six months ended December 31, 2006 was $398,108 as compared to net cash used in investing activities of $196,765 for the six months ended December 31, 2005. During the six months ended December 31, 2006, we used cash for capital expenditures of $392,606 of which $328,858 was used to purchase equipment for our Dragon Packaging division. During the six months ended December 31, 2005, we used cash for capital expenditures of $230,419 and received cash of $33,654 from the acquisition of Yongxin in August 2005.


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


Net cash provided by financing activities during the six months ended December 31, 2006 was $569,620, as compared to net cash provided by financing activities of $797,465 during the six months ended December 31, 2005. During the six months ended December 31, 2006, we received gross proceeds of $1,944,355 from notes payable offset by the repayment of notes payable of $1,488,527. On October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of Common Stock to H.K. Mingtai Investment Company, Limited, a financial institution in China. We decreased our restricted cash balance by $12,792 utilized to collateralize certain debt. During the six months ended December 31, 2005, we received gross proceeds of $503,500 from debentures payable and had a decrease in our restricted cash balance by $353,258 utilized to collateralize certain debt offset by the repayment of notes payable of $376,097 and the payment of placement agent fees of $48,350.


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


Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and for the three month period and six month period ended December 31, 2006, have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006 and for the three month period and six month period ended December 31, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of December 31, 2006, nor the statements of operations for the three month period and six month period ended December 31, 2006 or December, 2005. With these corrections, the statements of cash flows for the three month periods ended December 31, 2006 and December 31, 2005 reflect an increase in cash flows from financing activities of $569,620 and $797,465, respectively.

     o For the year ended June 30, 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

     o For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount for the periods affected.


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