Form 10QSB/A
period 2007-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

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

                      Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and for the three month period and nine month period ended March 31, 2007, have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006 and for the three month period and nine month period ended March 31, 2007, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of March 31, 2007, nor the statements of operations for the three month period and nine month period ended March 31, 2007. With these corrections, the statements of cash flows for the nine month periods ended March 31, 2007 and March 31, 2006 reflect an increase in cash flows from financing activities of $1,219,540 and $1,092,928, respectively.

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

     o For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount.

     o In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource, Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter. The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007 under the provisions of EITF 96-18 and SFAS 123. This correction resulted in an increase in consulting expenses for the quarter ended and nine month period ended March 31, 2007 of $360,000.

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

         o "JinKui" refers to Dragon Nevada's subsidiary Shanghai JinKui Packaging Material Co., Ltd., a PRC company,


         All per share information contained in this Form 10-QSB/A gives retroactive effect to the one for nine reverse split of our common stock effective March 3, 2003 and the six for one forward stock split of our common stock effective July 27, 2004.

                               PART I - FINANCIAL INFORMATION

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       March 31, 2007
                                        (Unaudited)

                                           ASSETS
                                                                                Restated
                                                                              ------------
CURRENT ASSETS:
    Cash ...................................................................  $    205,048
    Accounts receivable (net of allowance for doubtful accounts of $164,381)     4,067,442
    Inventories ............................................................     4,164,245
    Advances on purchases ..................................................     2,747,672
    Prepaid expenses and other current assets ..............................       518,353
                                                                              ------------

        Total Current Assets ...............................................    11,702,760

CASH-RESTRICTED ............................................................       258,368
PROPERTY AND EQUIPMENT - Net ...............................................     2,505,647
LAND USE RIGHTS - Net ......................................................     2,568,615
INTANGIBLE ASSETS - Net ....................................................       331,048
                                                                              ------------

        Total Assets .......................................................  $ 17,366,438
                                                                              ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable - current portion ........................................  $  2,580,331
    Accounts payable .......................................................     5,877,086
    Accrued expenses .......................................................       238,574
    Advances from customers ................................................         9,251
                                                                              ------------
        Total Current Liabilities ..........................................     8,705,242

Notes Payable - long-term portion ..........................................        48,000
                                                                              ------------

        Total Liabilities ..................................................     8,753,242
                                                                              ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
        No shares issued and outstanding) ..................................             -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        96,363,982 shares issued and outstanding) ..........................        96,364
    Additional paid-in capital .............................................    10,143,001
    Accumulated deficit ....................................................    (2,050,536)
    Other comprehensive income - foreign currency ..........................       424,367
                                                                              ------------

        Total Stockholders' Equity .........................................     8,613,196
                                                                              ------------

        Total Liabilities and Stockholders' Equity .........................  $ 17,366,438
                                                                              ============


                  See notes to unaudited consolidated financial statements

                                            -3-

                                 DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                      For the Three Months Ended       For the Nine Months Ended
                                                               March 31,                       March 31,
                                                     ----------------------------    ----------------------------
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
                                                       Restated        Restated        Restated        Restated
                                                     ------------    ------------    ------------    ------------
NET REVENUES .....................................   $  3,304,682    $  4,706,959    $ 13,326,569    $ 14,198,378

COST OF SALES ....................................      2,986,343       4,075,040      12,202,786      12,958,989
                                                     ------------    ------------    ------------    ------------

GROSS PROFIT .....................................        318,339         631,919       1,123,783       1,239,389
                                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Selling expenses ............................        110,298         120,383         248,244         281,195
     General and administrative ..................        679,813       1,207,975       1,169,935       1,483,906
                                                     ------------    ------------    ------------    ------------

        Total Operating Expenses .................        790,111       1,328,358       1,418,179       1,765,101
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS .............................       (471,772)       (696,439)       (294,396)       (525,712)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Other income ................................         (9,803)         71,155          90,270         275,868
     Debt issuance costs .........................              -        (242,396)              -        (338,091)
     Settlement of debt ..........................              -      (1,337,801)              -      (1,337,801)
     Interest expense ............................        (52,186)     (1,605,860)       (128,949)     (2,237,352)
                                                     ------------    ------------    ------------    ------------

        Total Other Income (Expense) .............        (61,989)     (3,114,902)        (38,679)     (3,637,376)
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES .........................       (533,761)     (3,811,341)       (333,075)     (4,163,088)

INCOME TAXES .....................................        (15,513)         (4,232)        (15,513)         (1,431)
                                                     ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST ................       (549,274)     (3,815,573)       (348,588)     (4,164,519)

MINORITY INTEREST IN LOSS OF SUBSIDIARY ..........              -          17,925               -          16,641
                                                     ------------    ------------    ------------    ------------

NET LOSS .........................................       (549,274)     (3,797,648)       (348,588)     (4,147,878)

OTHER COMPREHENSIVE INCOME:
   Unrealized foreign currency translation .......         71,753          28,764         424,367         149,437
                                                     ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS) ......................   $   (477,521)   $ (3,768,884)   $     75,779    $ (3,998,441)
                                                     ============    ============    ============    ============

NET LOSS PER COMMON SHARE
      Basic ......................................   $      (0.01)   $      (0.07)   $      (0.00)   $      (0.09)
                                                     ============    ============    ============    ============
      Diluted ....................................   $      (0.01)   $      (0.07)   $      (0.00)   $      (0.09)
                                                     ============    ============    ============    ============

      Weighted Common Shares Outstanding - Basic .     84,734,268      55,995,073      73,477,296      45,010,729
                                                     ============    ============    ============    ============
      Weighted Common Shares Outstanding - Diluted     84,734,268      55,995,073      73,477,296      45,010,729
                                                     ============    ============    ============    ============

                             See notes to unaudited consolidated financial statements

                                                        -4-

                                 DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                         2007             2006
                                                                                     -----------      -----------
                                                                                       Restated         Restated
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .................................................................     $  (348,588)     $(4,147,878)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization ........................................         293,277          113,251
          Stock-based compensation .............................................         360,000        1,110,918
          Amortization of discount on debentures payable .......................               -        1,580,779
          Amortization of debt issuance costs ..................................               -          338,091
          Common stock and warrants issued in connection
              with debt settlement .............................................               -        1,785,039
          Allowance for doubtful accounts ......................................         (18,706)          83,290
          Minority interest ....................................................               -          (16,977)

      Changes in assets and liabilities:
          Accounts receivable ..................................................         890,249       (1,261,700)
          Inventories ..........................................................        (870,399)          33,163
          Prepaid and other current assets .....................................         410,429          292,749
          Other receivables ....................................................               -          535,112
          Advances to employees ................................................         (42,218)          10,221
          Advances on purchases ................................................      (1,942,010)      (1,098,418)
          Other assets .........................................................          78,759          (10,030)
          Accounts payable .....................................................       2,475,647          852,332
          Accrued expenses .....................................................      (1,803,539)        (780,448)
          Advances from customers ..............................................         (59,443)         (23,456)
                                                                                     -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES ..........................................        (576,542)        (603,962)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired in acquisition .............................................               -           33,654
      Increase in notes receivable .............................................        (420,484)               -
      Capital expenditures .....................................................        (533,405)        (389,594)
                                                                                     -----------      -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES ....................................        (953,889)        (355,940)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Due from related parties .................................................           3,498           23,000
      Proceeds from notes payable ..............................................       1,944,355          716,030
      Repayment of notes payable ...............................................      (2,078,231)        (193,830)
      Proceeds from exercise of stock warrants .................................           1,000                -
      Proceeds from sale of common stock .......................................       1,401,000                -
      Proceeds from debentures payable .........................................               -          503,500
      Prepayment of debentures payable .........................................               -         (275,328)
      Decrease in restricted cash ..............................................          12,918          367,906
      Placement fees paid ......................................................         (65,000)         (48,350)
                                                                                     -----------      -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ................................       1,219,540        1,092,928
                                                                                     -----------      -----------

EFFECT OF EXCHANGE RATE ON CASH ................................................          49,667           30,826
                                                                                     -----------      -----------

NET (DECREASE) INCREASE IN CASH ................................................        (261,224)         163,852

CASH  - beginning of year ......................................................         466,272          902,559
                                                                                     -----------      -----------

CASH - end of period ...........................................................     $   205,048      $ 1,066,411
                                                                                     ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid  for:
              Interest .........................................................     $   131,532      $   177,455
                                                                                     ===========      ===========
              Income Taxes .....................................................     $    15,513      $   113,391
                                                                                     ===========      ===========

      Non-cash investing and financing activities
              Issuance of common stock for future services .....................     $         -      $ 1,110,918
                                                                                     ===========      ===========
              Deferred discount and beneficial conversion on debentures payable      $         -      $   420,845
                                                                                     ===========      ===========
              Issuance of common stock for convertible debt ....................     $         -      $ 1,666,837
                                                                                     ===========      ===========
              Issurance  of c/s for liability in connection with acquisition ...     $         -      $   168,205
                                                                                     ===========      ===========

      Acquisition details:
              Fair value of assets acquired ....................................     $         -      $ 1,142,348
                                                                                     ===========      ===========
              Goodwill .........................................................     $         -      $   486,120
                                                                                     ===========      ===========
              Liabilities assumed ..............................................     $         -      $ 1,148,468
                                                                                     ===========      ===========
              Common stock issued in connecxtion with acquisition ..............     $         -      $   480,000
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


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2006 and notes thereto contained on Form 10-KSB/A of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending June 30, 2007.

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and for the three month period and nine month period ended March 31, 2007, have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006 and for the three month period and nine month period ended March 31, 2007, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of March 31, 2007, nor the statements of operations for the three month period and nine month period ended March 31, 2007. With these corrections, the statements of cash flows for the nine month periods ended March 31, 2007 and March 31, 2006 reflect an increase in cash flows from financing activities of $1,219,540 and $1,092,928, respectively.

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

     o For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount.

     o In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource, Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter. The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007 under the provisions of EITF 96-18 and SFAS 123. This correction resulted in an increase in consulting expenses for the quarter ended and nine month period ended March 31, 2007 of $360,000.

Components of the restatements are detailed in the following tables.

Balance sheet data as of March 31, 2007:

                                                   As Filed    Adjustment to Restate       Restated
                                                -------------  ---------------------    -------------
   Deferred Compensation                        $     594,307   (a)  $    (594,307)     $           -
   Additional paid-in capital                   $   9,335,763   (b)        447,238
                                                                (c)        360,000
                                                -------------        -------------      -------------
                                                $   9,335,763        $     807,238      $  10,143,001
                                                =============        =============      =============

   Accumulated deficit                          $    (648,991)  (a)  $    (854,941)
                                                                (b)       (447,238)
                                                                (d)        (99,366)
                                                -------------        -------------      -------------
                                                $    (648,991)       $  (1,401,545)     $  (2,050,536)
                                                =============        =============      =============

Consolidated statements of operations for the three months ended March 31, 2007:

                                                   As Filed    Adjustment to Restate       Restated
                                                -------------  ---------------------    -------------
General and administrative expenses
(including stock-based consulting expenses)     $     406,691   (a)  $     (86,878)     $
                                                                (c)        360,000
                                                -------------        -------------      -------------
                                                $     406,691        $     273,122      $     679,813
                                                =============        =============      =============
Net loss per share
   Basic                                        $       (0.00)       $       (0.01)     $       (0.01)
   Diluted                                              (0.00)               (0.01)             (0.01)

Consolidated statements of operations for the nine months ended March 31, 2007:

                                                   As Filed    Adjustment to Restate       Restated
                                                -------------  ---------------------    -------------
General and administrative expenses
(including stock-based consulting expenses)
                                                $   1,070,569   (a)  $    (260,634)     $
                                                                (c)        360,000
                                                -------------        -------------      -------------
                                                $   1,070,569   (d)  $      99,366      $   1,169,935
                                                =============        =============      =============
Net loss per common share
   Basic                                        $       (0.00)       $       (0.00)     $       (0.00)
   Diluted                                              (0.00)               (0.00)             (0.00)

     (a) To expense the entire fair value of common stock and warrants issued to China Direct Investment, Inc. in January 2006 and Skybanc, Inc. in February 2006, previously accounted for as deferred compensation and amortized as stock based consulting expenses and reverse amortization of the related expense in subsequent periods.

     (b) To recognize the fair value of the reduction in exercise price of 3,704,800 common stock purchase warrants (July 2005 warrants) from $.30 to $.15 and 1,787,500 common stock purchase warrants (March 2005 warrants) from $.40 to $.15 in January 2006.

     (c) To recognize the entire fair value of 4,000,000 shares of common stock issued to Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc. in March 2007. This transaction had previously been accounted for as a cost of raising capital rather than consulting expense.

     (d) Represents net difference in stock based consulting expense recognized:

            Reverse amortization of previously capitalized
               consulting fees                                   $  (260,634)
            Consulting expense recognized in connection with
               January 2007 Stock issuance                           360,000
                                                                 -----------
                                                                 $    99,366
                                                                 ===========


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


                                                    For the Three Months            For the Nine Months
                                                       Ended March 31,                 Ended March 31,
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------
                                                  Restated        Restated        Restated        Restated
                                                ------------    ------------    ------------    ------------
Net loss ....................................   $   (549,274)   $ (3,797,648)   $   (348,588)   $ (4,147,878)
Weighted average shares outstanding - basic .     84,734,268      55,995,073      73,477,296      45,010,729
Loss per common share - basic ...............   $      (0.01)   $      (0.07)   $      (0.00)   $      (0.09)
                                                ============    ============    ============    ============

Net loss ....................................   $   (549,274)   $ (3,797,648)   $   (348,588)   $ (4,147,878)
                                                ============    ============    ============    ============
Weighted average shares outstanding - basic .     84,734,268      55,995,073      73,477,296      45,010,729
Effect of dilutive securities
   Unexercised warrants .....................              -               -               -               -
   Convertible debentures ...................              -               -               -               -
   Convertible note payable .................              -               -               -               -
                                                ------------    ------------    ------------    ------------
Weighted average shares outstanding - diluted     84,734,268      55,995,073      73,477,296      45,010,729
                                                ============    ============    ============    ============
Loss per common share - diluted .............   $      (0.01)   $      (0.07)   $      (0.00)   $      (0.09)
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
                                                                      ==========

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK


In January 2006, as a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R). The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July 2005 warrants and 4 years for the 1,787,500 March 2005 warrants.

On March 8, 2007, the Company entered into a consulting agreement with Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, the Company issued 4,000,000 shares of its common stock with a fair value of $0.09 per share totaling $360,000. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently larger disincentive for non-performance, the entire fair value of the shares was expensed on the effective date of the agreement.


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

[GRAPHIC OMITTED]

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


                                     Nine Months Ended March 31,
                                     ---------------------------
                                         2007           2006             $
                                      (Unaudited)    (Unaudited)      Change
                                     ------------   ------------   ------------
                                       Restated       Restated
                                     ------------   ------------
Net Revenues ......................  $ 13,326,569   $ 14,198,378   $   (871,809)
Cost of Sales .....................    12,202,786     12,958,989       (756,203)
                                     ------------   ------------   ------------
Gross profit ......................     1,123,783      1,239,389       (115,606)
Selling expenses ..................       248,244        281,195        (32,951)
General and administrative expenses     1,169,935      1,483,906       (313,971)
                                     ------------   ------------   ------------
Total operating expenses ..........     1,418,179      1,765,101       (346,922)
Loss from operations ..............      (294,396)      (525,712)       231,316
                                     ------------   ------------   ------------
Total other income (expense) ......       (38,679)    (3,637,376)     3,598,697
                                     ------------   ------------   ------------
Net loss ..........................  $   (348,588)  $ (4,147,878)  $  3,799,290

                                                       Nine Months Ended March 31,
                                                       ---------------------------
                                                           2007            2006          %
                                                       (Unaudited)     (Unaudited)     Change
                                                       -----------     -----------     ------
                                                         Restated        Restated
                                                       -----------     -----------
OTHER KEY INDICATORS:
Cost of sales as a percentage of revenues ..........      91.6%           91.3%         0.3%
Gross profit margin ................................       8.4%            8.7%        -0.3%
Selling expenses as a percentage of revenues .......       1.9%            2.0%        -0.1%
GA expenses as a percentage of revenues ............       8.7%           10.4%        -3.7%
Total operating expenses as a percentage of revenues      13.2%           12.4%         0.8%


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

TOTAL OPERATING EXPENSES


         For the nine months ended March 31, 2007, total operating expenses amounted to $1,418,179 or 10.6% of net revenues compared to $1,765,101 or approximately 12.4% of net revenues for the nine months ended March 31, 2006, a decrease of $346,922. This decrease was attributable to the following:

         o a decrease in general and administrative expenses between the periods of $313,971, primarily due to a decrease in stock-based consulting expenses recognized between the periods, which was offset, in part, by increases in other components.

During fiscal 2006, the Company issued 6 million common shares and 4.7 million common stock purchase warrants exercisable at $0.15 per share for a period of five years. The common shares and warrants had a fair value of $540,000 and $395,675, respectively, which was expensed upon entering into the agreement. In fiscal 2007, the Company issued 4 million common shares under a consulting agreement with a fair value of $360,000, which was expensed on the contract date. The difference between the periods of $575,675 is reflected in the reduction in general and administrative expenses for both the quarterly and nine month comparative periods.

         o an increase of $86,575 in non stock-based consulting expenses and professional fees. At March 31, 2007 consulting expenses and professional fees were $105,858, as compared to a $19,283 for the nine months ended March 31, 2006. For the nine months ended March 31, 2006 we received a credit of $34,325 related to consulting expenses.


         o an increase of $15,281 in depreciation and amortization expenses.
For the nine months ended March 31, 2007, amortization expenses amounted to $87,228 as compared to $71,947 for the nine months ended March 31, 2006. The increase is primarily attributable to amortization of land use rights and goodwill we inherited in connection with our acquisition of JinKui in June 2006, and

         o an increase of $47,696 in salary and wage expenses. For the nine months ended March 31, 2007, salary and wage expenses amounted to $137,908, as compared to $90,212 for the nine months ended March 31, 2006. During the nine months ended March 31, 2007 we incurred $39,693 in salary and wages associated with JinKui that was acquired effective June 30, 2006. During the nine months ended March 31, 2006 the Company increased its wage and salary rate by approximately 40%, and this new wage rate is reflected in our expenses for the nine months ended March 31, 2007. The Company evaluates the wage and salary expenses each year.


         o These increases were offset by a decrease of $63,410 in bad debt recovery. At March 31, 2007 we reflected a bad debt recovery of ($24,411) as compared to $38,999 at March 31, 2006.



         Selling expenses decreased by $32,951. For the nine months ended March 31, 2007, selling expenses amounted to $248,244, as compared to $281,195 for the nine months ended March 31, 2006. This decrease is attributable to the decrease in shipping costs of approximately $20,214, which was caused by a decrease in shipping costs associated with discounts earned by shipping larger shipments on a per unit basis, and a decrease in fuel charges based on lower fuel costs realized during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.


TOTAL OTHER EXPENSE


         For the nine months ended March 31, 2007, total other expenses decreased $3,598,697. For the nine months ended March 31, 2007 total other expenses were $38,679, as compared to total other expense of $3,637,376 for the nine months ended March 31, 2006. This decrease in total other expense of $3,598,697 is primarily associated with the following:

         In January 2006, as a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123(R). The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July 2005 warrants and 4 years for the 1,787,500 March 2005 warrants.

         On March 8, 2007, the Company entered into a consulting agreement with Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, the Company issued 4,000,000 shares of its common stock with a fair value of $0.09 per share totaling $360,000. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently larger disincentive for non-performance, the entire fair value of the shares was expensed on the effective date of the agreement.


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


      * a net decrease of $2,108,403 in interest expense. For the nine months ended March 31, 2007, net interest expense was $128,949, as compared to net interest expense of $2,237,352 for the nine months ended March 31, 2006, a net decrease of $1,661,165. For the nine months ended March 31, 2006, the net interest expense of $2,237,352 included the recording of $1,580,779 in amortization of discount on debentures payable related to our July 2005 private placement. In February 2006, upon conversion of these debentures into common stock, we expensed all unamortized discounts related to the debentures. Fiscal 2006 also included $447,238 in interest expenses attributable to the repricing of 5,492,300 warrants in January 2006 in connection with the Company's January 2006 conversion offer as discussed above.


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


NET LOSS

         As a result of these factors, we reported a net loss of $(348,588) or a net loss of ($.00) per share for the nine months ended March 31, 2007, as compared to a net loss of $(3,998,441) or a net loss of $(.09) per share for the nine months ended March 31, 2006.


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

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2007 (unaudited) and June 30, 2006 (audited):


                                             MARCH 31, 2007
                                               (UNAUDITED)     JUNE 30, 2006     $ CHANGE
                                             --------------    -------------    -----------
                                                Restated         Restated
                                             --------------    -------------
Working capital ........................      $ 2,997,518      $   558,414      $ 2,439,104
Cash ...................................      $   205,048      $   466,272      ($  261,224)
Accounts receivable, net ...............        4,067,442        4,938,985         (871,543)
Inventories ............................        4,164,245        3,293,846          870,399
Advances on purchases ..................        2,747,672          805,662        1,942,010
Prepaid expenses and other .............          518,353          466,080           52,273
Due from related parties ...............                0            3,498           (3,498)
Total current assets ...................       11,702,760        9,974,343        1,728,417
Cash-restricted ........................          258,368          262,287           (3,919)
Property and equipment, net ............        2,505,647        2,132,697          372,950
Land use rights, net ...................        2,568,615        2,524,568           44,047
Intangible assets, net .................          331,048          393,928          (62,880)

                                              -----------      -----------      -----------
Total Assets ...........................       17,366,438       15,287,823        2,078,615
                                              -----------      -----------      -----------

Notes payable - current portion ........        2,580,331        2,762,207         (181,876)
Accounts payable .......................        5,877,086        3,401,439        2,475,647
Accrued expenses .......................          238,574        2,042,113       (1,803,539)
Advances from customers ................            9,251           68,694          (59,443)
Liability in connection with acquisition                0        1,141,476       (1,141,476)
Total current liabilities ..............        8,705,242        9,415,929         (710,687)
Notes payable - long-term portion ......           48,000                0           48,000

                                              -----------      -----------      -----------
Total Liabilities ......................      $ 8,753,242      $ 9,415,929      ($  662,687)
                                              -----------      -----------      -----------


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

         Net cash used in investing activities during the nine months ended March 31, 2007 was $953,889 as compared to net cash used in investing activities of $(355,940) for the nine months ended March 31, 2006. During the nine months ended March 31, 2007, we used cash for capital expenditures of $533,405 of which $465,022 was used to purchase equipment for our new manufacturing facility. During the nine months ended March 31, 2007 we increased our notes receivable by $420,484. Our notes payable is described in Note 5-Notes Payable to the consolidated financial statements appearing elsewhere in this quarterly report.

         During the nine months ended March 31, 2006, net cash used in investing activities was $355,940 which was comprised of net cash used for capital expenditures of $389,594, partially offset by cash of $33,654 acquired in the acquisition of Yongxin in August 2005.


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


         Net cash provided by financing activities during the nine months ended March 31, 2007 was $1,219,540, as compared to net cash provided by financing activities of $1,092,928 during the nine months ended March 31, 2006. During the nine months ended March 31, 2007, we received gross proceeds of $1,944,355 from notes payable offset by the satisfaction of notes payable of $2,078,231. On October 30, 2006, the Company received gross proceeds of $100,000 from the sale of 2,000,000 shares of common stock to H.K. Mingtai Investment Co., Ltd., a financial institution in China. The company also received net proceeds of $1,301,000 from the sale of 16,666,672 shares of its common stock, and common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at $.125 per share for a period of five years and common stock purchase warrants to purchase 8,333,340 shares of common stock exercisable at $.15 per share for a period of five years. The company decreased its restricted cash balance by $367,906 and received $1,000 for exercise of common stock purchase warrants.


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


Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2006 and for the three month period and nine month period ended March 31, 2007, have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006 and for the three month period and nine month period ended March 31, 2007, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of March 31, 2007, nor the statements of operations for the three month period and nine month period ended March 31, 2007. With these corrections, the statements of cash flows for the nine month periods ended March 31, 2007 and March 31, 2006 reflect an increase in cash flows from financing activities of $1,219,540 and $1,092,928, respectively.

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

     o For the fiscal year ended June 30, 2006, the Company erroneously had deferred, over a three year period, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheet for a similar amount.

     o In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource, Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter. The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007 under the provisions of EITF 96-18 and SFAS 123. This correction resulted in an increase in consulting expenses for the quarter ended and nine month period ended March 31, 2007 of $360,000.

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



Date: February 12, 2008


                                        DRAGON INTERNATIONAL GROUP CORP.


                                        By: /s/ David Wu
                                        ----------------
                                        David Wu,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)