Form 10KSB/A
period 2007-06-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________


                                  FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No _X_

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

Documents Incorporated by Reference: None

                      Restatement of financial statements

The financial statements for the fiscal years ended June 30, 2007 and 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of June 30, 2006, nor the statements of operations or stockholders' equity for the year June 30, 2006. With this correction, the statements of cash flows for the fiscal year ended June 30, 2006 reflect an increase in cash flows from financing activities of $929,919.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 10 - from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount as detailed below.

     o In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource, Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter. The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007, under the provisions of EITF 96-18 and SFAS 123. This correction resulted in an increase in consulting expenses for fiscal year ended June 30, 2007 of $360,000.

                                TABLE OF CONTENTS
                           FORM 10-KSB/A ANNUAL REPORT
                        DRAGON INTERNATIONAL GROUP CORP.


                                                                            PAGE

ITEM 1.  DESCRIPTION OF BUSINESS...............................................4

ITEM 2.  DESCRIPTION OF PROPERTY..............................................35

ITEM 3.  LEGAL PROCEEDINGS....................................................35

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS...................35

PART II.......................................................................36

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.......................36

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................37

ITEM 7.  FINANCIAL STATEMENTS.................................................53

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................53

ITEM 8A. CONTROLS AND PROCEDURES..............................................54

ITEM 8B. OTHER INFORMATION....................................................54

PART III......................................................................55

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

ITEM 10. EXECUTIVE COMPENSATION...............................................58

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................61

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.........................................................62

PART IV.......................................................................64

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................64

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................66

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

[GRAPHIC OMITTED]

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

CONSULTANT


         On February 15, 2006, we entered into a one year consulting agreement with Skyebanc, Inc. for consulting services. In connection with this consulting agreement, we issued common stock purchase warrants to purchase 500,000 shares of common stock at an exercise price of $.15 per share. The common stock purchase warrants expire on February 15, 2011. The fair market value of these common stock purchase warrants was $71,243. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently large disincentive for non-performance, the entire fair value of these warrants of $71,243 was expensed on the date of the agreement. The warrants were valued using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.


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

         In January 2006 we entered into a three year agreement with China Direct Investments, Inc. Under the terms of the current agreement, China Direct Investments has been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosure. As compensation for its services, we issued China Direct Investments, Inc. an aggregate of 6,000,000 shares of common stock and common stock purchase warrants to purchase 4,700,000 shares exercisable at $.15 per share for a period of 5 years. The fair value of the common shares and warrants issued totaled $540,000 and $395,675, respectively. While we expect to benefit from these consulting agreements over their contractual periods, under the provisions of the related accounting guidance, including EITF 96-18 and SFAS 123, we have expensed these costs, effective with their contract dates.


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

Restatement of financial statements

The financial statements for the fiscal years ended June 30, 2007 and 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of June 30, 2006, nor the statements of operations or stockholders' equity for the year June 30, 2006. With this correction, the statements of cash flows for the fiscal year ended June 30, 2006 reflect an increase in cash flows from financing activities of $929,919.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 10 - from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount as detailed below.

     o In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource, Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter. The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007, under the provisions of EITF 96-18 and SFAS 123. This correction resulted in an increase in consulting expenses for fiscal year ended June 30, 2007 of $360,000.


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


                                        Year Ended     Year Ended
                                      June 30, 2007   June 30, 2006     $ Change      % Change
                                      -------------   -------------   -------------   --------
                                        Restated        Restated        Restated      Restated
                                      -------------   -------------   -------------   --------
Net Revenues ......................   $ 15,337,586    $ 18,434,087    $ (3,096,501)    -16.8%
Cost of Revenues ..................     13,912,099      16,633,015      (2,720,916)    -16.4%
Selling expenses ..................        351,484         413,912         (62,428)    -15.1%
General and administration expenses      1,535,609       1,722,027        (186,418)    -10.8%
Total operating expenses ..........      1,887,093       2,135,939        (248,846)    -11.6%
Loss from operations...............       (461,606)       (334,867)      3,116,504      80.0%
Total other (expense) .............       (251,487)     (3,578,110)      3,326,623      85.4%
Net loss ..........................   $   (802,019)   $ (3,896,296)   $  3,434,690      88.1%


                                                       Year Ended      Year Ended
                                                      June 30, 2007   June 30, 2006   % Change
                                                      -------------   -------------   --------
                                                        Restated        Restated      Restated
                                                      -------------   -------------   --------
Other Key Indicators:
Cost of Revenues as a percentage of revenues .......         90.7%           90.2%       0.5%
Gross profit margin ................................          9.3%            9.8%      -0.5%
Selling expenses as a percentage of revenues .......          2.3%            2.2%       0.0%
GA expenses as a percentage of revenues ............         10.0%            9.3%       0.7%
Total operating expenses as a percentage of revenues         12.3%           11.6%       0.7%

                                                  TWELVE MONTHS ENDED JUNE 30
                                                 ------------------------------
                                                     2007               2006
                                                        Dragon Packaging
                                                 ------------------------------
Revenue ..................................       $    42,455        $         *
Cost of Revenue ..........................           463,818                  *
                                                 -----------        -----------
Gross Profit .............................          (421,363)                 *
Total Operating Expenses .................           299,068                  *
                                                 -----------        -----------
Total Income from Operations .............          (720,431)                 *
                                                 ===========        ===========

                                                     2007               2006
                                                          Ningbo Dragon
                                                 ------------------------------
Revenue ..................................       $ 9,818,917        $12,884,299
Cost of Revenue ..........................         9,863,180         12,847,781
                                                 -----------        -----------
Gross Profit .............................           (44,262)            36,519
Total Operating Expenses .................           501,889            373,979
                                                 -----------        -----------
Total Income from Operations .............          (546,151)          (337,460)
                                                 ===========        ===========

                                                     2007               2006
                                                             Yongxin
                                                 ------------------------------
Revenue ..................................       $ 2,624,143        $ 2,618,632
Cost of Revenue ..........................           828,659            426,042
                                                 -----------        -----------
Gross Profit .............................         1,795,484          2,192,590
Total Operating Expenses .................           229,802            329,477
                                                 -----------        -----------
Total Income from Operations .............         1,565,682          1,863,113
                                                 ===========        ===========

                                                     2007               2006
                                                           Yonglongxin
                                                 ------------------------------
Revenue ..................................       $ 1,244,428        $ 2,931,155
Cost of Revenue ..........................         1,536,243          3,359,192
                                                 -----------        -----------
Gross Profit .............................          (291,814)          (428,037)
Total Operating Expenses .................           270,052            217,454
                                                 -----------        -----------
Total Income from Operations .............          (561,866)          (645,491)
                                                 ===========        ===========

                                                     2007               2006
                                                             JinKui
                                                 ------------------------------
Revenue ..................................       $ 1,607,642        $         *
Cost of Revenue ..........................         1,220,200                  *
                                                 -----------        -----------
Gross Profit .............................           387,443                  *
Total Operating Expenses .................           216,852                  *
                                                 -----------        -----------
Total Income from Operations .............           170,591                  *
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

TOTAL OPERATING EXPENSES


         For the fiscal year ended June 30, 2007, total operating expenses amounted to $1,887,093 or 12.3% of net revenues compared to $2,135,939 or 11.6% of net revenues for the fiscal year ended June 30, 2006, a decrease of $248,846 The decrease was attributable to the following:

         For the fiscal year ended June 30, 2007, general and administrative expenses were $1,535,609, as compared to $1,722,027 for the fiscal year ended June 30, 2006, a decrease of $186,418, or approximately 10.8%. This decrease was attributable to the following:

         During fiscal 2006, the Company issued 6 million common shares and 4.7 million common stock purchase warrants exercisable at $0.15 per share for a period of five years. The common shares and warrants had a fair value of $540,000 and $395,675, respectively, which was expensed upon entering into the agreement. The Company also issued, in February 2006, 500,000 warrants to purchase shares of common stock exercisable at $.15 per share for 5 years to Skybanc, Inc. under a one year financial advisory consulting agreement. The full fair value of this agreement of $71,243 was expensed on the date of the agreement. In fiscal 2007, the Company issued 4 million common shares under a consulting agreement with a fair value of $360,000, which was expensed on the contract date. The difference between the periods of $575,675 is reflected in the reduction in general and administrative expenses between the periods.

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


         Selling expenses decreased in fiscal 2007 compared to the prior year. For the fiscal year ended June 30, 2007, selling expenses amounted to $351,484, as compared to $413,912 for the fiscal year ended June 30, 2006, a decrease of $62,428 or 15.1%. This decrease is mainly attributable to decreases of $28,018, $16,570 and $4,939 in sales taxes, shipping expenses, and warehouse expenses respectively as compared to the fiscal year ended June 30, 2006 as a result of our decrease in overall revenues and shipping costs. Shipping expenses decreased approximately $16,570, which was caused by a decrease in shipping costs associated with discounts earned by shipping larger shipments on a per unit basis, and a decrease in fuel charges based on lower fuel costs realized during the fiscal year ended June 30, 2007.


TOTAL OTHER EXPENSE


         For the fiscal year ended June 30, 2007 we reported total other expenses of $251,487, as compared to total other expenses of $3,578,110 for the fiscal year ended June 30, 2006. This sharp decrease in total other expense of $3,326,623 for the fiscal year ended June 30, 2007 is primarily attributable to a significant reduction in debt settlement costs and interest expense between the periods as discussed below:


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

         Interest expense decreased $2,095,345 to $189,959, as compared to $1,838,066 for the fiscal year ended June 30, 2006. For the fiscal year ended June 30, 2006, interest expense of $2,285,304 was comprised of $1,580,778 in amortization of discount on debentures payable that was included in interest expense related to the March 2005 Private Placement and the July 2005 Private Placement and $87,066 of actual interest expenses paid related to the March 2005 Private Placement and the July 2005 Private Placement and $170,222 interest expenses related to increased borrowings. In February 2006, upon conversion of these debentures into common stock, we expensed all unamortized discounts on debentures related to the debentures. As a result of the repricing of 3,704,800 warrants from $.30 per share to $.15 per share and 1,787,500 warrants from $.40 per share to $.15 per share, the Company recognized an expense of $447,238, representing the incremental fair value of the repricing under the provisions of SFAS 123. The fair value of the repricing was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 4.2 years for the 3,704,800 July 2005 warrants and 4 years for the 1,787,500 March 2005 warrants.


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


NET LOSS

         As a result of these factors, we reported net loss of ($802,019) or a net loss of ($.01 per share) for the fiscal year ended June 30, 2007, as compared to a net loss of $(3,896,296) or a net loss of $(.08) per share for the fiscal year ended June 30, 2006.

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


Restatement of financial statements

The financial statements for the fiscal years ended June 30, 2007 and 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of June 30, 2006, nor the statements of operations or stockholders' equity for the year June 30, 2006. With this correction, the statements of cash flows for the fiscal year ended June 30, 2006 reflect an increase in cash flows from financing activities of $929,919.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 10 - from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount as detailed below.

     o In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource, Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter. The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007, under the provisions of EITF 96-18 and SFAS 123. This correction resulted in an increase in consulting expenses for fiscal year ended June 30, 2007 of $360,000.


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



February 12, 2008               DRAGON INTERNATIONAL GROUP CORP.



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


Signature                 Title                                Date
---------                 -----                                ----


/s/ David Wu              Chief Executive Officer,             February 12, 2008
---------------           President and Director
David Wu                  (Principal Executive Officer)


/s/ Xuejun Chen           Vice President and Director          February 12, 2008
---------------
Xuejun Chen

/s/ Xiali Gan             Chief Financial Officer              February 12, 2008
---------------           and Director
Xiali Gan                 (Principal Financial and
                          Accounting Officer)


/s/ Orson Zhang           Secretary                            February 12, 2008
---------------
Orson Zhang

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


                                    CONTENTS


Report of Independent Registered Public Accounting Firm .....................F-2

Consolidated Financial Statements:

Consolidated Balance Sheet ..................................................F-3

Consolidated Statements of Operations .......................................F-4

Consolidated Statements of Stockholders' Equity .............................F-5

Consolidated Statements of Cash Flows .......................................F-6

Notes to Consolidated Financial Statements ..........................F-7 to F-32

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

/s/ Sherb & Co., LLP
--------------------
Certified Public Accountants
Boca Raton, Florida

October 4, 2007 (Except as to Note 1 as to the effects of the Restatement of Financial Statements)

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                       June 30, 2007


                                          ASSETS
                                                                               Restated
                                                                             ------------
CURRENT ASSETS:
  Cash ....................................................................  $  1,032,519
  Accounts receivable (net of allowance for doubtful accounts of $206,454)      7,321,905
  Inventories .............................................................     2,097,854
  Advances on purchases ...................................................     4,167,033
  Prepaid expenses and other current assets ...............................       594,677
                                                                             ------------
    Total Current Assets ..................................................    15,213,988

CASH-RESTRICTED ...........................................................       262,302
PROPERTY AND EQUIPMENT - Net ..............................................     2,851,721
LAND USE RIGHTS - Net .....................................................     2,593,636
INTANGIBLE ASSETS - Net ...................................................       310,236
                                                                             ------------

    Total Assets ..........................................................  $ 21,231,883
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ...........................................................  $  3,946,378
  Accounts payable ........................................................     5,665,665
  Accrued expenses ........................................................       475,522
  Advances from customers .................................................        25,355
  Income tax payable ......................................................     1,397,117
  Liability in connection with acquisition ................................       573,022
  Due to related party ....................................................       324,311
                                                                             ------------
    Total Current Liabilities .............................................    12,407,370

MINORITY INTEREST .........................................................       603,557
                                                                             ------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
    No shares issued and outstanding) .....................................             -
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
    96,363,982 shares issued and outstanding) .............................        96,364
  Additional paid-in capital ..............................................    10,143,001
  Accumulated deficit .....................................................    (2,503,967)
  Other comprehensive income - foreign currency ...........................       485,558
                                                                             ------------
    Total Stockholders' Equity ............................................     8,220,956
                                                                             ------------

    Total Liabilities and Stockholders' Equity ............................  $ 21,231,883
                                                                             ============


                      See notes to consolidated financial statements
                                            F-3

                     DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   For the Year Ended
                                                                        June 30,
                                                              ---------------------------
                                                                  2007           2006
                                                              ------------   ------------
                                                                Restated       Restated
                                                              ------------   ------------
NET REVENUES ...............................................  $ 15,337,586   $ 18,434,087

COST OF REVENUES ...........................................    13,912,099     16,633,015
                                                              ------------   ------------

GROSS PROFIT ...............................................     1,425,487      1,801,072
                                                              ------------   ------------

OPERATING EXPENSES:
  Selling expenses .........................................       351,484        413,912
  General and administrative Expenses (including stock based
   consulting expense of $360,000 and 1,110,918, respectively)   1,535,609      1,722,027
                                                              ------------   ------------
    Total Operating Expenses ...............................     1,887,093      2,135,939
                                                              ------------   ------------

LOSS FROM OPERATIONS .......................................      (461,606)      (334,867)
                                                              ------------   ------------

OTHER INCOME (EXPENSE):
  Other income .............................................       118,472        371,854
  Registration rights penalty ..............................      (180,000)             -
  Debt issuance costs ......................................             -       (338,091)
  Settlement of debt .......................................             -     (1,326,569)
  Interest expense .........................................      (189,959)    (2,285,304)
                                                              ------------   ------------
    Total Other Expense ....................................      (251,487)    (3,578,110)
                                                              ------------   ------------

LOSS BEFORE INCOME TAXES ...................................      (713,093)    (3,912,977)

INCOME TAXES ...............................................       (88,926)             -
                                                              ------------   ------------
NET LOSS BEFORE MINORITY INTEREST ..........................      (802,019)    (3,912,977)

MINORITY INTEREST IN LOSS OF SUBSIDIARY ....................             -         16,681
                                                              ------------   ------------

NET LOSS ...................................................      (802,019)    (3,896,296)

OTHER COMPREHENSIVE INCOME:
  Unrealized gain foreign currency translation .............       312,606        172,952
                                                              ------------   ------------

COMPREHENSIVE LOSS .........................................  $   (489,413)  $ (3,723,344)
                                                              ============   ============

NET INCOME PER COMMON SHARE
  Basic ....................................................  $      (0.01)  $      (0.08)
                                                              ============   ============
  Diluted ..................................................  $      (0.01)  $      (0.08)
                                                              ============   ============

  Weighted Common Shares Outstanding - Basic ...............    81,331,308     46,349,684
                                                              ============   ============
  Weighted Common Shares Outstanding - Diluted .............    81,331,308     46,349,684
                                                              ============   ============


                      See notes to consolidated financial statements
                                            F-4

                                          DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                 Common Stock,          Common Stock
                               $.001 Par Value            Issuable
                             --------------------   --------------------   Additional     Retained         Other           Total
                             Number of                         Number of     Paid-in      Earnings     Comprehensive   Stockholders'
                               Shares     Amount     Shares      Amount      Capital      (Deficit)       Income          Equity
                             ----------   -------   --------   ---------   -----------   -----------   -------------   -------------
                              Restated    Restated                          Restated      Restated                       Restated
                             ----------   -------                          -----------   -----------                   -------------
Balance, June 30, 2005 ...   37,585,234   $37,585          -   $       -   $ 1,735,522   $ 2,194,348   $           -   $  3,967,455
  Beneficial conversion
  feature ................            -         -          -           -       236,704             -               -        236,704
  Common stock issued in
    connection with
    conversion of notes
    payable and accounts
    payable ..............    1,458,267     1,458          -           -         9,479             -               -         10,937
  Issuance of warrants as
    offering cost for sale
    of convertible debt ..            -         -          -           -       168,894             -               -        168,894
  Issuance of warrants
    with convertible debt             -         -          -           -       183,452             -               -        183,452
  Common stock issued for
    services .............    5,510,000     5,510    890,000         890       637,600             -               -        644,000
  Grants of warrants for
    services .............            -         -          -           -       466,918             -               -        466,918
  Effects of adoption of
    FAS 123(R)/Unamortized
    costs associated with
    the issuance of common
    stock and grant of
    warrants for services             -         -          -           -      (854,941)            -               -       (854,941)
  Common stock issued in
    connection with
    acquisitions .........    1,500,000     1,500          -           -       478,500             -               -        480,000
  Common stock issued for
    conversion of
    convertible debentures   18,478,568    18,479          -           -     1,644,592             -               -      1,663,071
  Value of common shares
    issued below minimum
    conversion ...........            -         -          -           -       914,704             -               -        914,704
  Grants of warrants in
    connection with debt
    conversion ...........            -         -          -           -       859,103             -               -        411,865
  Comprehensive loss:
  Comprehensive income:
    Net loss for the year             -         -          -           -             -    (3,896,296)              -     (2,594,117)
    Foreign Currency
      translation
      adjustment .........            -         -          -           -             -             -         172,952        172,952
                             ----------   -------   --------   ---------   -----------   -----------   -------------   ------------

Balance, June 30, 2006 ...   64,532,069    64,532    890,000         890     7,335,468    (1,701,948)        172,952      5,871,894

  Common stock issued in
    connection with
    acquisitions .........    8,095,574     8,095          -           -     1,133,380             -               -      1,141,475
  Sale of common stock in
    private placements and
    related issuances ....   18,666,672    18,667          -           -     1,313,333             -               -      1,336,000
  Common stock issuable ..      890,000       890   (890,000)       (890)            -             -               -              -
  Exercise of warrants ...      179,667       180          -           -           820             -               -          1,000
  Shares issued under
    consulting agreement..    4,000,000     4,000          -           -       360,000             -               -        347,512
  Comprehensive loss:
  Comprehensive income: ..            -         -          -           -             -             -               -              -
    Net loss for the year             -         -          -           -             -      (802,019)              -       (789,531)
    Foreign Currency
      translation
      adjustment .........            -         -          -           -             -             -         312,606        312,606
                             ----------   -------   --------   ---------   -----------   -----------   -------------   ------------

Balance, June 30, 2007 ...   96,363,982   $96,364          -   $       -   $10,143,001   $(2,503,967)  $     485,558   $  8,220,956
                             ==========   =======   ========   =========   ===========   ===========   =============   ============


                                           See notes to consolidated financial statements
                                                                 F-5

                           DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                For the Year Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                                2007          2006
                                                                            -----------    -----------
                                                                              Restated       Restated
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................................   $  (802,019)   $(3,912,977)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .......................................       442,772        258,605
    Stock-based compensation ............................................       360,000      1,110,918
    Amortization of discount on debentures payable ......................             -      1,580,778
    Amortization of debt issuance costs .................................             -        380,236
    Common stock and warrants issued in connection with debt settlement .             -      1,773,807
    Allowance for doubtful accounts .....................................         3,678         49,516
    Minority interest ...................................................             -         16,681
  Changes in assets and liabilities:
    Accounts receivable .................................................     1,948,455       (761,582)
    Inventories .........................................................     1,195,992       (735,372)
    Prepaid expenses and other current assets ...........................       342,934        295,235
    Other receivables ...................................................             -        646,173
    Advances to employees ...............................................       (25,618)             -
    Advances on purchases ...............................................    (3,361,371)      (475,710)
    Other assets ........................................................        78,759         (9,372)
    Accounts payable ....................................................       551,744        183,770
    Accrued expenses ....................................................    (1,671,591)      (565,379)
    Advances from customers .............................................       (43,339)        60,975
                                                                            -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ...................................      (979,604)      (103,698)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Due from related parties ..............................................         3,498       (819,336)
  Cash acquired in acquisition ..........................................       380,436         60,592
  Increase in notes receivable ..........................................      (445,913)       (25,000)
  Capital expenditures ..................................................    (1,072,153)      (560,223)
                                                                            -----------    -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES .............................    (1,134,132)    (1,343,967)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable ...........................................     5,761,340        824,943
  Repayment of notes payable ............................................    (4,577,169)      (390,653)
  Common stock issued for raising capital ...............................     1,336,000              -
  Proceeds from exercise of common stock purchase warrants ..............         1,000              -
  Decrease in restricted cash ...........................................             -        357,278
  Proceeds from debentures payable ......................................             -        503,500
  Prepayment of debentures payable ......................................             -       (275,342)
  Placement agent fees paid .............................................             -        (89,807)
                                                                            -----------    -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .........................     2,521,171        929,919
                                                                            -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH .........................................       158,812         81,459
                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH .........................................       566,247       (436,287)

CASH - beginning of fiscal year .........................................       466,272        902,559
                                                                            -----------    -----------

CASH - end of fiscal year ...............................................   $ 1,032,519    $   466,272
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


Restatement of financial statements

The financial statements for the fiscal years ended June 30, 2007 and 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

     o For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of June 30, 2006, nor the statements of operations or stockholders' equity for the year June 30, 2006. With this correction, the statements of cash flows for the fiscal year ended June 30, 2006 reflect an increase in cash flows from financing activities of $929,919.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 10 - from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

     o For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS
          123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount as detailed below.

     o In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource, Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter. The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007, under the provisions of EITF 96-18 and SFAS 123. This correction resulted in an increase in consulting expenses for fiscal year ended June 30, 2007 of $360,000.

Components of the restatements are detailed in the following tables.

Balance sheet data as of June 30, 2007:

                                                 As Filed       Adjustment to Restate       Restated
                                                 --------       ---------------------       --------
    Additional paid-in capital                 $    8,828,334   (a)  $     507,429       $
                                                                (b)        447,238
                                                                (c)        360,000
                                               --------------        -------------       -------------
                                               $    8,828,334        $   1,314,667       $  10,143,001
                                               ==============        =============       =============


   Accumulated deficit                         $   (1,189,300)  (a)  $    (854,941)
                                                                (b)       (447,238)
                                                                (d)        (12,488)
                                               --------------        -------------       -------------
                                               $   (1,189,300)       $  (1,314,667)      $  (2,503,967)
                                               ==============        =============       =============

Consolidated statements of operations for the fiscal year ended June 30, 2007:

                                                 As Filed     Adjustment to Restate         Restated
                                                 --------     ---------------------         --------
General and administrative expenses
(including stock-based consulting expenses)
                                               $  1,523,121     (a)  $  (347,512)        $
                                                                (c)      360,000
                                               ------------          -----------         -------------
                                               $  1,523,121     (d)  $    12,488         $   1,535,609
                                               ============          ===========         =============
Net loss per share
   Basic                                       $     (0.01)          $     (0.00)        $       (0.01)
   Diluted                                           (0.01)                (0.00)                (0.01)

Consolidated statements of operations for the fiscal year ended June 30, 2006:

                                                 As Filed     Adjustment to Restate         Restated
                                                 --------     ---------------------         --------
General and administrative expenses
(including stock-based consulting expenses)
                                               $    867,086     (a)  $   854,941         $   1,722,027
                                               ============          ===========         =============

Net loss per common share
   Basic                                       $     (0.06)          $     (0.02)        $       (0.08)
   Diluted                                           (0.06)                (0.02)                (0.08)

     (a) To expense the entire fair value of common stock and warrants issued to China Direct Investment, Inc. in January 2006 and Skybanc, Inc. in February 2006, previously accounted for as deferred compensation and amortized as stock based consulting expenses and reverse in subsequent periods the related amortization expense.

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

     (d) Represents net difference in stock based consulting expense recognized:

              Reverse amortization of previously
                 capitalized consulting fees                $(347,512)

              Consulting expense recognized in connection
                 with January 2007 Stock issuance             360,000
                                                            ---------
                                                            $  12,488
                                                            =========


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


                                    Twelve Months Ended June 30, 2007
                      ------------------------------------------------------------
                         Dragon         Wellton
                         Nevada         7/1/06 -        Proforma
                       6/30/2007        6/30/07        Adjustment        Total
                      ------------    ------------    ------------    ------------
                        Restated                                        Restated
                      ------------                                    ------------
Revenues ..........   $ 15,337,586    $ 20,678,746    $          -    $ 36,016,332

Cost of Revenues ..     13,912,099      19,107,938               -      33,020,037
                      ------------    ------------    ------------    ------------

Gross Profit ......      1,425,487       1,570,808               -       2,996,295

Operating Expenses       1,887,093       1,121,036               -       3,008,129
                      ------------    ------------    ------------    ------------

Operating Income,
(Loss) ............       (461,606)        449,772               -         (11,834)

Other Income,
(Expense) .........       (251,487)        309,153               -          57,666
                      ------------    ------------    ------------    ------------

Net Income (loss)
before income
taxes and
minority interest .       (713,093)        758,925               -          45,832

Income Tax Expenses        (88,926)       (250,445)              -        (339,371)

Minority Interest .              -               -        (249,155)       (249,155)
                      ------------    ------------    ------------    ------------

Net Income, (Loss)    $   (802,019)   $    508,480    $   (249,155)   $   (542,694)
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
                      ============                                    ============

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)


                                                   Twelve Months Ended June 30, 2006
                      --------------------------------------------------------------------------------------------
                         Dragon        R&D Center        JinKui         Wellton
                         Nevada         7/1/05 -        7/1/05 -        7/1/05 -        Proforma
                       6/30/2006         8/1/05         6/30/06         6/30/06        Adjustment         Total
                      ------------    ------------    ------------    ------------    ------------    ------------
                        Restated                                                                        Restated
                      ------------                                                                    ------------
Sales .............   $ 18,434,087    $          -    $    840,889    $ 19,967,772    $          -    $ 39,242,748

Cost of Goods .....     16,633,015               -         586,989      18,726,239               -      35,946,243
                      ------------    ------------    ------------    ------------    ------------    ------------

Gross Profit ......      1,801,072               -         253,900       1,241,533               -       3,296,505

Operating Expenses       2,135,939               -         335,581       1,011,233               -       3,482,753
                      ------------    ------------    ------------    ------------    ------------    ------------

Operating Income,
(Loss) ............       (334,867)              -         (81,681)        230,300               -        (186,248)

Other Income,
(Expense) .........     (3,578,110)              -         (19,357)        170,031               -      (3,427,436)
                      ------------    ------------    ------------    ------------    ------------    ------------

Net Income (loss)
before income
taxes and
minority interest .     (3,912,977)              -        (101,038)        400,331               -      (3,613,684)

Income Tax Expenses              -               -               -        (132,250)              -        (132,250)

Minority Interest .         16,681               -               -               -        (131,360)       (114,679)
                      ------------    ------------    ------------    ------------    ------------    ------------

Net Income, (Loss)    $ (3,896,296)   $          -    $   (101,038)   $    268,081    $   (131,360)   $ (3,860,613)
                      ============    ============    ============    ============    ============    ============

Net Income, (Loss)
per share .........   $      (0.08)   $        N/A    $        N/A    $        N/A    $        N/A    $      (0.06)
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

On January 10, 2006, the Company entered into a three year consulting agreement with China Direct. In connection with this agreement, the Company agreed to issue 6,000,000 shares of the Company's common stock to China Direct. The Company valued these services using the fair value of common shares on grant date of $.09 per share, totaling $540,000. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, the Company determined that the measurement date of the transaction was triggered and, absent a sufficiently large disincentive for non-performance, which was not provided in the agreement, the entire fair value of $540,000 was expensed as of the date of the agreement. On June 22, 2006, in connection with this agreement, the Company issued 5,110,000 shares of common stock. As of June 30, 2006, the 890,000 shares had not been issued and are reflected in common stock issuable on the accompanying balance sheet. These shares were subsequently issued in the year ended June 30, 2007.

                DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)


Furthermore as consideration for services under this agreement the Company issued common stock purchase warrants to purchase 4,700,000 shares of common stock to China Direct Investments, Inc. at $.15 per share. The common stock purchase warrants expire on January 10, 2011. The fair market value of these common stock purchase warrants was $395,675. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently large disincentive for non-performance, the entire fair value of these warrants of $395,675 was expensed on the date of the agreement. The warrants were valued using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years.

On February 15, 2006, the Company entered into a one year consulting agreement with Skyebanc, Inc. for consulting services. In connection with this consulting agreement, the Company issued common stock purchase warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.15 per share. The common stock purchase warrants expire on February 15, 2011. The fair market value of these common stock purchase warrants was $71,243. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently large disincentive for non-performance, the entire fair value of these warrants of $71,243 was expensed on the date of the agreement. The warrants were valued using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.39%, volatility of 171% and expected term of 5 years. For the years ended June 30, 2007 and 20066 amortization of deferred compensation related to these common stock purchase warrants amounted to $35,622 and $13,358, respectively.


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