Form 10QSB/A
period 2007-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-13
CIK 1050691

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

·
For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of September 30, 2006, nor the statements of operations for the three month period ended September 30, 2006.  With this correction, the statements of cash flows for the three month period ended September 30, 2006 reflect an increase in cash flows from financing activities of $13,503.

·
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

·
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount.

·
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

DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Restated
CURRENT ASSETS:
Cash	$337,223
Accounts receivable (net of allowance for doubtful accounts of $186,046)	7,686,491
Inventories	2,928,465
Advances on purchases	6,257,807
Other receivables	54,421
Cash-restricted	266,042
Note receivable	159,625
Prepaid expenses and other current assets	849,922

Total Current Assets	18,539,996

Property and equipment - net	3,005,161
Land use rights - net	2,615,955
Intangible assets - net	301,069

Total Assets	$24,462,181

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$4,009,513
Accounts payable	6,181,195
Accrued expenses	357,999
Advances from customers	141,694
Income tax payable	1,572,585
Other payables	2,302,731
Liability in connection with acquisition	573,022
Due to related party	341,626

Total Current Liabilities	15,480,365

Minority Interest	679,428

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized: (No shares issued and outstanding)	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized; 96,363,982 shares issued and outstanding)	96,364
Additional paid-in capital	10,143,001
Accumulated deficit	(2,521,314)
Other comprehensive income - foreign currency	584,337

Total Stockholders' Equity	8,302,388

Total Liabilities and Stockholders' Equity	$24,462,181

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the three Months Ended September 30,
	2007	2006
	Restated	Restated

NET REVENUES	$7,929,498	$4,832,984

COST OF SALES	7,331,333	4,460,470

GROSS PROFIT	598,165	372,514

OPERATING EXPENSES:
Selling expenses	192,308	114,833
General and administrative	234,339	313,360

Total Operating Expenses	426,647	428,193

INCOME (LOSS) FROM OPERATIONS:	171,518	(55,679)

OTHER INCOME (EXPENSE):
Other income	60,051	93,663
Debt issuance costs	(2,657)	-
Interest (expense)	(79,491)	(33,432)

Total Other Income (Expense)	(22,097)	60,231

INCOME BEFORE INCOME TAXES	149,421	4,552

INCOME TAXES	(90,898)

NET INCOME BEFORE MINORITY INTEREST	58,523	4,552

MINORITY INTEREST IN INCOME OF SUBSIDIARY	(75,870)

NET INCOME (LOSS)	(17,347)	4,552

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	98,779	83,054

COMPREHENSIVE INCOME	$81,432	$87,606

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED COMMON SHARES OUTSTANDING – BASIC AND DILUTED	96,363,982	64,532,069

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the three Months Ended September 30,
	2007	2006
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,347)	$4,552
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	121,573	94,884
Allowance for doubtful accounts	(20,408)	152,412
Minority interest	75,870	-

Changes in assets and liabilities:
Accounts receivable	(344,178)	23,983
Inventories	(830,611)	1,094,545
Prepaid and other current assets	(781,197)	(2,626,547)
Other receivables	-	3,284
Increase in notes receivable	286,288	-
Advances to employees	25,618	-
Advances on purchases	(2,090,774)	308,005
Other assets	(12,630)	12,787
Accounts payable	3,022,509	923,959
Tax payable	175,468
Other payables	(204,247)
Accrued expenses	(117,524)	(93,902)
Advances from customers	116,339	(20,974)

NET CASH USED IN OPERATING ACTIVITIES	(595,251)	(123,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	-	(5,976)
Capital expenditures	(229,269)	(165,061)

NET CASH FLOW (USED IN) PROVIDED BY INVESTING ACTIVITIES	(229,269)	(171,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	63,135	67,000
Repayment of notes payable	-	(63,157)
Decrease in restricted cash	-	9,660

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITITES	63,135	13,503

EFFECT OF EXCHANGE RATE ON CASH	66,089	76,736

NET DECREASE IN CASH	(695,296)	(203,810)

CASH – Beginning of year	1,032,519	466,272

CASH – End of period	$337,223	$262,462

SUPPLEMENTA CASH FLOW INFORMATION:
Cash paid for:
Interest	$79,492	$33,432
Income taxes	$-	$1,651
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

·
For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of September 30, 2006, nor the statements of operations for the three month period ended September 30, 2006.  With this correction, the statements of cash flows for the three month period ended September 30, 2006 reflect an increase in cash flows from financing activities of $13,503.

·
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

·
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount.

·
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

Components of the restatements are detailed in the following tables.

Balance sheet data as of September 30, 2007:

	As Filed	Adjustment to Restate		Restated

Additional paid-in capital	$9,335,763	(b)	$447,238	$
		(c)	360,000
	$9,335,763		$807,238		$10,143,001

Accumulated deficit	$(1,293,525)	(a)	$(507,429)
		(b)	(447,238)
		(c)	(360,000)
		(d)	86,878
	$(1,293,525)		$(1,227,789)		$(2,521,314)

Deferred compensation	$420,551	(a)	$(420,551)		$-

Consolidated statements of operations for the three month period ended September 30, 2007:

	As Filed	Adjustment to Restate		Restated

Stock-based consulting expenses	$86,878	(a)	$(86,878)	$-

Net loss per share
Basic	$(0.00)		$(0.00)	$(0.00)
Diluted	(0.00)		(0.00)	(0.00)

Consolidated statements of operations for the three month period ended September 30, 2006:

	As Filed	Adjustment to Restate		Restated

Stock-based consulting expenses	$86,878	(a)	$(86,878)	$-

Net loss per common share
Basic	$(0.00)		$(0.00)	$(0.00)
Diluted	(0.00)		(0.00)	(0.00)

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

(d)	Reverse amortization of previously capitalized consulting fees $86,878

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

Despite the significant increase in revenues between the quarters, Operating Expenses remained relatively constant.  Operating Expenses for the three month period ended September 30, 2007 totaled $426,647 compared to $428,193 for the comparable period of the preceding year.  The increase in selling and general administrative expenses attributable to the Wellton acquisition, totally approximately $220,000, were offset by a similar reduction in these expenses by our subsidiaries reducing their distribution efforts, particularly in the area of selling expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had on hand approximately $337,000 in unrestricted cash, working capital of approximately $3,059,631 and an accumulated deficit since inception of approximately $2,521,314.  Restricted cash on hand at September 30, 2007, totaling $266,042, is pledged against the repayment of notes held by the Bank of Transportation located in the RPC.  Cash used to fund operating activities during the quarter totaled approximately $595,000.

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

We have historically supplemented our operational cash flow through PRC based bank borrowings, which remained relatively constant during the first fiscal quarter of 2007 totaling $4,009,513 at September 30, 2007.  We believe we will be able to renew these borrowings as they come due, if and as needed.  As of the date of this report, we are current on all payment obligations relating to these loans.

A summary of our bank loans, all due to Chinese banks, at September 30, 2007 is as follows:

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

·
For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of September 30, 2006, nor the statements of operations for the three month period ended September 30, 2006.  With this correction, the statements of cash flows for the three month period ended September 30, 2006 reflect an increase in cash flows from financing activities of $13,503.

·
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

·
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skybanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount.

·
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