Form 10QSB
period 2007-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-02-19
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At February 15, 2008 there were 96,363,982 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

 DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED DECEMBER 31, 2007

Part I – Financial Information
Item 1 – Financial Statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$546,231
Accounts receivable (net of allowance for doubtful accounts of $165,780)	8,912,362
Inventories	2,874,823
Advances on purchases	4,155,760
Other receivables	54,419
Cash-restricted	273,444
Note receivable	161,905
Prepaid expenses and other current assets	1,103,754

Total Current Assets	18,082,698

Property and equipment - net	3,072,376
Land use rights - net	2,672,300
Intangible assets - net	278,601
Deferred Expense	18,532

Total Assets	$24,124,507

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$4,117,944
Accounts payable	5,171,615
Accrued expenses	304,939
Advances from customers	46,290
Other payables	2,415,623
Liability in connection with acquisition	1,123,573
Due to related party	319,080

Total Current Liabilities	13,499,064

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized:; No shares issued and outstanding	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized; 96,363,982 shares issued and outstanding)	96,364
Additional paid-in capital	10,271,878
Accumulated deficit	(544,557)
Other comprehensive income - foreign currency	801,758

Total Stockholders' Equity	10,625,443

Total Liabilities and Stockholders' Equity	$24,124,507

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
DECEMBER 31, 2007
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
		Restated		Restated

NET REVENUES	$13,056,527	$5,188,903	$20,986,025	$10,021,887

COST OF SALES	12,122,988	4,755,973	19,454,321	9,216,443

GROSS PROFIT	933,539	432,930	1,531,704	805,444

OPERATING EXPENSES:
Selling expenses	92,716	23,113	285,024	137,946
General and administrative	289,000	176,762	523,339	490,122
Total Operating Expenses	381,716	199,875	808,363	628,068

INCOME FROM OPERATIONS	551,823	233,055	723,341	177,376

OTHER INCOME (EXPENSE):
Income tax abatement	1,621,322	-	1,621,322	-
Other income	70,653	6,410	128,047	100,073
Interest (expense)	(95,031)	(43,331)	(174,523)	(76,763)
Total Other Income (Expense)	1,596,944	(36,921)	1,574,846	23,310

INCOME BEFORE INCOME TAXES	2,148,767	196,134	2,298,187	200,686

INCOME TAXES	(172,009)	-	(262,907)	-

NET INCOME BEFORE MINORITY INTEREST	1,976,758	196,134	2,035,280	200,686

MINORITY INTEREST IN INCOME OF SUBSIDIARY	-	-	(75,870)	-

NET INCOME	1,976,758	196,134	1,959,410	200,686

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	217,420	269,560	316,200	352,614

COMPREHENSIVE INCOME	$2,194,178	$465,.694	$2,275,610	$553,300

NET LOSS PER COMMON SHARE
Basic	$0.02	$0.00	$0.02	$0.00
Diluted	$0.02	$0.00	$0.02	$0.00
WEIGHTED COMMON SHARES OUTSTANDING:
Basic	96,363,982	71,275,524	96,363,982	67,885,372
Diluted	139,679,254	71,635,524	139,679,264	68,245,372

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007
(UNAUDITED)

	For the Six Months Ended December 31,
	2007	2006
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,959,410	$200,686
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	258,447	204,267
Allowance for doubtful accounts	(40,674)	(20,045)
Minority interest	75,870	-

Changes in assets and liabilities:
Accounts receivable	(1,549,783)	(293,917)
Inventories	(776,969)	(441,323)
Prepaid and other current assets	(947,566)	343,376
Notes receivables	284,008	-
Other receivables	(54,419)	-
Advances to employees	(7,424)	-
Advances on purchases	11,273	(2,059,720)
Other assets	(18,531)	78,759
Accounts payable	2,012,928	1,786,883
Tax payable	(1,445,698)	-
Other payables	(42,774)	-
Accrued expenses	(170,583)	(324,191)
Advances from customers	20,935	(46,051)

NET CASH USED IN OPERATING ACTIVITIES	(431,550)	(571,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	-	3,498
Capital expenditures	(390,251)	(392,606)

NET CASH FLOW PROVIDED BY(USED IN) INVESTING ACTIVITIES	(390,251)	(389,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	171,566	1,944,355
Repayment of notes payable	-	(1,488,527)
Proceeds from exercise of stock warrants	-	1,000
Common stock issued for raising capital	-	100,000
Decrease in restricted cash	-	12,792

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITITES	171,566	569,620

EFFECT OF EXCHANGE RATE ON CASH	163,947	99,054

NET INCREASE (DECREASE) IN CASH	(486,288)	(291,710)

CASH – Beginning of year	1,032,519	466,272

CASH – End of period	$546,231	$174,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$174,523	$80,796
Income taxes	$262,907	$

Non-cash investing and financing activities:
Issuance of common stock for liability in connection with acquisition	$-	$1,141,476
Acquisition of minority interest in subsidiary	$679,428	$-

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dragon International Group Corp., (“we”, the “Company” or “Dragon Nevada”) was incorporated in the state of Nevada in 1993.  Through our subsidiaries, all located and operating in the Peoples Republic of China (the “PRC”), we manufacture and distribute assorted paper products and paper based packaging materials.

Our main customers, also located in the PRC, are packaging companies for the tobacco, cosmetics and pharmaceutical industries as well as the wine, spirits and other beverage industries.  Our products are used both as a finished product as well as a raw material used by our customers to manufacture into a variety of paper products and packaging materials.

While we operate through various entities, we manage and identify our products under one product segment.

We operate as a holding company with interests in the following subsidiaries:

•	Dragon International Group., a Florida corporation (“Dragon Florida”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida in October 2004.

•
Ningbo Dragon International Trade Co., Ltd., (“Ningbo Dragon”), is a wholly owned subsidiary of Dragon Florida.  Dragon Florida acquired a 70% interest in Ningbo Dragon in June 2004 and the remaining 30% interest in December 2004.

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

•
Wellton International Fiber Corp. (“Wellton”) is a wholly owned subsidiary of Dragon Nevada.  Dragon Nevada acquired a 51% interest in Wellton in June 2007.  On September 28, 2007, the Company entered into an agreement to acquire the remaining 49% of Wellton, which became effective October 1, 2007.

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
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2007 and notes thereto contained on Form 10-KSB/A of the Company as filed with the Securities and Exchange Commission.  The results of operations for the three month period and six month period ended December 31, 2007 are not necessarily indicative of the results for our full fiscal year ending June 30, 2008.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2007, including the three month period and six month period ended December 31, 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

·
For the fiscal year ended June 30, 2007, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of December 2006, or the statements of operations for the three month period  or six month period ended December 31, 2006.  With this correction, the statements of cash flows for the six month period ended December 31, 2006 reflect an increase in cash flows from financing activities of $569,620.

·
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skyebanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123R. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods, including a reduction in consulting expenses of $86,878 and $173,756 for the three month period and six month period ended December 31, 2006, respectively, as detailed below.

Components of the restatements are detailed in the following tables.

Consolidated statements of operations for the three month period ended December 31, 2006:

	As Filed	Adjustment to Restate		Restated

Stock-based consulting expenses	$86,878	(*)	$(86,878)	$-

Net loss per share
Basic	$(0.00)		$(0.00)	$(0.00)
Diluted	(0.00)		(0.00)	(0.00)

Consolidated statements of operations for the six month period ended December 31, 2006:

	As Filed	Adjustment to Restate		Restated

Stock-based consulting expenses	$173,756	(*)	$(173,756)	$-

Net loss per common share
Basic	$(0.00)		$(0.00)	$(0.00)
Diluted	(0.00)		(0.00)	(0.00)

(*)
To expense the entire fair value of common stock and warrants issued to China Direct Investment, Inc. in January 2006 and Skyebanc, Inc. in February 2006, previously accounted for as deferred compensation and amortized as stock based consulting expenses and reverse in subsequent periods, including the three month period and six month period ended December 31, 2006,  the related amortization expense.

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2007, the Company maintained a cash balance of $819,675. Of this amount $806,921 is held in China, and $12,754 is held in the U.S. Of the cash balance of $806,921 held in China, $273,444 is restricted, and is being held in a bank account as collateral for certain loans, totaling $546,888, held with Chinese banks and has been presented as restricted cash on the accompanying balance sheet.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off against the allowance when it is determined that the amounts are uncollectible. At December 31, 2007, the allowance for doubtful accounts was $165,780.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES ON PURCHASES

At December 31, 2007, advances on purchases amounted to $4,155,760. This amount consists of prepayments by the Company for merchandise orders that had not yet been shipped to the Company.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company recognizes the value and amortizes intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired assets. For the six months ended December 31, 2007 and 2006, amortization expenses for intangible assets amounted to $76,482 and $52,812, respectively.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
		Restated		Restated
Net income	$1,976,758	$196,134	$2,035,280	$200,686
Weighted average shares outstanding – basic	96,363,982	71,275,524	96,363,982	67,885,372
Income per share – basic	$0.02	$0.00	$0.02	$0.00

Weighted average shares outstanding – basic	96,363,982	71,275,524	96,363,982	67,885,372
Effect of dilutive securities
Unexercised warrants	43,315,282	360,000	43,315,282	360,000
Convertible debentures	-	-	-	-
Convertible notes payable	-	-	-	-
Weighted average shares outstanding – diluted	139,679,264	71,635,524	139,679,264	68,245,372
Income per share - diluted

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
DECEMBER 31, 2007

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. At December 31, 2007 and 2006, the exchange rates for the Chinese dollar or Renminbi ("RMB") for 1 United States dollar were  7.3141 and 7.8175, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At December 31, 2007, the Company, held a total of $819,675 in bank deposits. Of this amount $806,921 is held in China, and $12,754 is held in the U.S. Of the amount held in China, $273,444 is restricted. This amount is being held in a bank account as collateral for certain loans, totaling $546,888, held with Chinese banks and is presented as restricted cash on the accompanying balance sheet. The remaining unrestricted cash balance of $533,477 held in bank deposits in China may not be insured. The Company has not experienced any losses in such accounts through December 31, 2007. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NOTE 2 - INVENTORIES

At December 31, 2007, inventories consisted of the following:

Raw materials	$495,274
Finished goods	2,379,549
$2,874,823

NOTE 3 - LAND USE RIGHTS

In connection with the acquisition of Dragon Packaging, the Company acquired land use rights.  At December 31, 2007 the land use rights are valued at $2,672,300. The Company has rights to use certain land until March 4, 2053. The Company is amortizing these land use rights over the contract period beginning July 1, 2005. For the six month periods ended December 31, 2007 and 2006, amortization expenses totaled $76,482 and $29,431, respectively.

Six Month Period Ended December 31,
2007
Land Use Rights (estimated remaining life of 46 years)	$2,822,494
Less: Accumulated Amortization	(150,194)
$2,672,300

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4 - NOTES PAYABLE

A summary of notes payable as of December 31, 2007 is as follows:

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.227%. Secured by the property and building.	$1,709,028

Notes payable to Bank of Agriculture, due on February 28, 2008. Interest only payable monthly at a rate of 7.227%. Secured by property and building.	888,695

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by property of officer.	136,722

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by property of officer.	136,722

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	273,444

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	273,444

Notes payable to Longan Trading Corp. due on May 22, 2008. No interest. 50% of Deposit.	177,738

Notes payable to Longan Trading Corp. due on June 03, 2008. No interest. 50% of Deposit	273,444

Notes Payable to Fangyuan Paper Corp., due on June 07, 2008. No interest. 50% of Deposit.	95,707

Notes payable to two shareholders. Interest only payable annually at a rate of 8%, $100,000 due January 10, 2008 and $53,000 due April 11, 2008.	153,000

Total	4,117,944

Less current Portion	(4,117,944)

Long-Term Portion	$-

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock warrants as of December 31, 2007 and changes during the six month period then ended is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at July 1, 2007	43,315,282	$0.145
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2007	43,315,282	$0.145

Warrants exercisable at end of period	43,315,282	$0.145

Weighted-average fair value of warrants granted during the period	-	-

The following information applies to all warrants outstanding at December 31, 2007:

Warrants Outstanding and Exercisable
	Weighted
	Average	Weighted	Weighted
Range of	Remaining	Average	Average
Exercise	Contractual	Exercise	Exercise
Prices	Shares	Life (Years)	Price
$0.300	150,000	2.78	$ 0.30
$0.150	32,851,276	3.60	$ 0.15
$0.125	10,000,006	4.34	$0.125
$0.010	314,000	3.03	$ 0.01

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
DECEMBER 31, 2007

NOTE 6 - OPERATING RISK

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

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be adversely affected.

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

(f) Performance of subsidiaries risk

All of the Company's revenues are derived and are expected to continue to be derived through the operations of the Company's Chinese subsidiaries, most notably Wellton International Fiber Corp., which accounted for approximately 87% of our consolidated revenues for the six month period ended December 31, 2007. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 has not had a significant impact on our consolidated financial statements.

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
DECEMBER 31, 2007

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years for registration payment arrangements entered into prior to the issuance date of this FSP. FSP EITF 00-19-2 has not had a material impact on our financial statements.

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

NOTE 8 – WELLTON ACQUISITION

On September 28, 2007, we closed its agreement to acquire a 49% equity interest of  Wellton International Fiber Corp. ("Wellton"), effective October 1, 2007, which resulted in Wellton becoming a wholly owned subsidiary.  Wellton was established in 2002 as a company organized under the laws of the British Virgin Islands and acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, we will issue 7,865,011 shares of our common stock, valued at $0.07 per share, the closing trade price of our common stock on the Over-the-Counter-Bulletin-Board on April 23, 2007, the date of the original agreement, in exchange for shares of Wellton. The consideration is equal to 49% of Wellton’s net tangible assets of  $1,123,573 as stated in Wellton’s unaudited financial statements as of March 31, 2007.

ITEM 2.     MANAGEMENTS’ DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

While we operate through various entities, we manage and identify our products under one product segment.

We operate as a holding company with interests in the following subsidiaries:

·	Dragon International Group., a Florida corporation (“Dragon Florida”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida in October 2004.

·
Ningbo Dragon International Trade Co., Ltd., (“Ningbo Dragon”).  Ningbo Dragon is a wholly owned subsidiary of Dragon Florida.  Dragon Florida acquired a 70% interest in Ningbo Dragon in June 2004 and the remaining 30% interest in December 2004.

·
Ningbo City Jiangdong Yonglongxin Special Paper co., Ltd. (“Yonglongxin”) was created as a wholly owned subsidiary of Ningbo Dragon in November 1999.  Xianyang Naite Research and Development Center (“R&D Center”), a wholly owned subsidiary of Yonglongxin, was acquired by Yonglongxin in August 2005.

·	Ningbo Dragon Packaging Technology Co., Ltd., (“Dragon Packaging”) is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired a 100% interest in Dragon Packaging in June 2005.

·	Hangzhou Yongxin Paper Co., Ltd., (“Yongxin”) is a 60% owned subsidiary of Ningbo Dragon. The 60% interest was acquired in July 2005.

·	Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in JinKui in June 2006.

·	Wellton International Fiber Corp. (“Wellton”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 51% interest in Wellton in June 2007 and the remaining 49% in October 2007.

Even though we are a U.S. company, because all of our operations are located in the PRC, we face risks associated with doing business in that country. These risks, among others, include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, various government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.  You should carefully consider “Risk Factors” as described in Item 1A in our Annual Report on Form 10-KSB/A for the year ended June 30, 2007.

FOREIGN EXCHANGE CONSIDERATIONS

Since revenues from our operations in the PRC accounted for 100% of our net revenues for the six months ended December 31, 2007 and December 31, 2006, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

Our financial instruments at December 31, 2007 consist of accounts receivable, accounts payable and short-term debt. The fair values of financial instruments approximate their recorded values. Fair value of loans payable to security holders and balances of bank lines of credit or loans, in the circumstances, are not reasonably determinable.

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

During the six month period ended December 31, 2007, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

RESULTS OF OPERATIONS

Revenues for the six months ended December 31, 2007 were up sharply, slightly more than 100% over the same period of the previous year.  This increase was due to the our acquisition of Wellton International Fiber corp. (“Wellton”).  Revenues for the six months ended December 31, 2007 totaled $20,986,025, a 109% increase over the prior year period of $10,021,887.  Revenues attributable to Wellton totaled $18,221,470, or approximately 87% of all revenues for the current period.  Revenues for the three month period ended December 31, 2007 increased by $7,867,624 to $13,056,527 over the $5,188,903 reported in the comparable period of the preceding year.  This sharp increase was almost entirely due to the Wellton acquisition.

It must be noted that this significant growth resulted from the Wellton acquisition and not from organic growth.  While we continue to seek potential acquisition candidates, there can be no assurance when or if future candidates will be identified.  Accordingly, we do not anticipate to grow at a sustainable level as reflected in a comparison between the three month period and six month period ended December 31, 2007 and the comparable period of the preceding year.

Our intentional shift in distribution services for paper and paper products from our other subsidiaries to Wellton resulted in a drop in sales for these companies of $7,257,332.  Our subsidiary, Yonglongxin, has suspended its distribution operations and has shifted its focus to the manufacturing of paper products, which, while in the preliminary stages, is expected to lead to higher margins in the future for the consolidated group.

A summary comparison between the six month period ended December 31, 2007 and December 31, 2006 is as follows:

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
		Restated

Net Revenues	20,986,025	10,021,887	10,964,138	109%

Cost of Sales	19,454,321	9,216,443	10,237,878	111%

Selling expenses	285,024	137,946	147,078	106%

General and administrative	523,339	490,122	33,217	7%

Total operating expenses	808,363	628,068	180,295	29%

Other income	1,574,846	23,310	1,551,536	-

Net income	1,959,410	200,686	1,758,724	-

OTHER KEY INDICATORS

	Six Months Ended December 31,
	2007	2006	% Change
		Restated

Cost of revenues as a percentage of revenues	92.7%	92.0%	.7%

Gross profit margin	7.3%	8.0%	(.7)%

Selling expenses as a percentage of revenues	1.4%	1.4%	.0%

General and administrative expenses as a percentage of revenues	2.5%	4.9%	(2.4)%

Total operating costs as a percentage of revenues	3.9%	6.3%	(2.4)%

Cost of sales as a percentage of revenues, remained relatively stable between the periods, totaling 92% of sales for the six month periods in both years and 93% for the three month periods December 31, 2007 and 2006, respectively.  The overall sharp increase of 111% is approximately in proportion to, and attributable to, the 109% increase in overall sales between the periods.

Selling expenses increased $147,078 or 106% during the current period over $137,946 for the first six months of the prior fiscal year to $285,024 in the current year.  This increase, as was the $69,603 increase in the second quarter of the current year, is directly related to the overall increase in the level of sales.

General and administrative expenses remained relatively constant between the periods increasing $33,217 or 7% between the periods.  This minimal increase, despite the significant increases in revenues and directly related costs, is due to the economics enjoyed by consolidating our paper and paper related products in Wellton with a reduction in these costs previously spread over smaller subsidiaries.

Other income for the quarter ended and six months ended December 31, 2007, consists primarily of a tax rebate granted by the Chinese tax authorities of $1,621,322.  We accrued for value-added tax (“VAT”) recorded on the sale of our paper products, which are subject to VAT as imposed by the PRC and provincial tax authorities.  While there can be no future assurance, we routinely receive abatements of VAT as we participate in a local provincial program of hiring employees with physical handicaps.  The responsible tax authorities in the PRC notify us of our VAT abatements after we have collected the VAT from our customers as required.  We incorporate the tax in our cost and pass it on to our end customers.  Until we receive notification of the amount, if any, of VAT abated by the tax authorities, the VAT remains accrued.  Upon notification of the tax authorities that all or a portion of our accrued VAT has been abated, the excess of accrued VAT is taken into income.  Under PRC tax regulations, in the event the VAT collected by us from customers is either abated or partially abated, the amount of VAT abated is not required to be refunded to customers.

Net income increased sharply for the three months ended and six months ended December 31, 2007 over the comparable periods of the preceding year.  This increase was almost entirely due to the abatement of accrued VAT taxes, which totaled $1,621,322.  While we intend to continue with our programs targeting employment of handicapped workers, there can be no assurance that the PRC taxing authorities will continue to grant us VAT abatements in the future.  Had we not received the VAT abatement, net income for the six month period ended December 31, 2007 would have been $338,008 or an increase of $137,322 (68%) over the comparable period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had on hand $546,231 in unrestricted cash, working capital of approximately $5,134,185 and  an accumulated deficit since inception of $544,557.  Our restricted cash balance on hand at December 31, 2007, totaling $273,444, is pledged to the repayment of notes, totaling $546,888, held by the Bank of Transportation in the PRC.

Cash used in operating activities totaled $431,550 for the six months ended December 31, 2007 compared to cash used in operating activities for the same period of the preceding year of $571,276.  This overall improvement of $139,726 was primarily attributable to an improvement in overall operational efficiencies stemming from our acquisition of Wellton.  The largest uses of cash during the current period are primarily associated with the sharp increase in the level of sales including increased funding of:  accounts receivable of $1,549,783; inventories of $776,969; prepaid and other current assets of $947,566 and accrued expenses of $170,583.  These uses of cash were offset somewhat by an increase in accounts payable of $2,012,928 and reduction in notes receivable of $284,008.

We have historically supplemented our operational cash flow, as needed, through PRC based bank borrowings.  These borrowings have been primarily with the Bank of Agriculture and the Bank of Transportation.  The level of these borrowings has remained relatively stable during the fiscal year and totaled $4,117,944 as of December 31, 2007, up from $3,946,378 at June 30, 2007.  We believe our relationship with these banks remains good and we will be able to replace or renew these loans as they become due.  We are current with our payment obligations relating to these loans.

A summary of our notes payable, all current obligations as of December 31, 2007 is as follows:

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.227%. Secured by the property and building.	$1,709,028

Notes payable to Bank of Agriculture, due on February 28, 2008. Interest only payable monthly at a rate of 7.227%. Secured by property and building.	888,695

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by property of officer.	136,722

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by property of officer.	136,722

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	273,444

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	273,444

Notes payable to Longan Trading Corp. due on May 22, 2008. No interest. 50% of Deposit.	177,738

Notes payable to Longan Trading Corp. due on June 03, 2008. No interest. 50% of Deposit	273,444

Notes Payable to Fangyuan Paper Corp., due on June 07, 2008. No interest. 50% of Deposit.	95,707

Notes payable to two shareholders. Interest only payable annually at a rate of 8%, $100,000 due January 10, 2008 and $53,000 due April 11, 2008.	153,000

Total	4,117,944

Less current Portion	(4,117,944)

Long-Term Portion	$-

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that are likely to have a current or future effect on our financial condition material to our shareholders. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of December 31, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2007, including the three month period and six month period ended December 31, 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

·
For the fiscal year ended June 30, 2007, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of December 2006, or the statements of operations for the three month period  or six month period ended December 31, 2006.  With this correction, the statements of cash flows for the six month period ended December 31, 2006 reflect an increase in cash flows from financing activities of $569,620.

·
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skyebanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods including a reduction in consulting expenses of $86,878 and $173,756 for the three month period and six month period ended December 31, 2006, respectively.

All of our employees and the bulk of accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of February 2008 have not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  A control system, no matter how ell designed an operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T). CONTROLS AND PROCEDURES

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

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings.  In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us in any jurisdiction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2007, the Company closed its agreement to acquire a 49% equity interest of Wellton International Fiber Corp. ("Wellton"), effective October 1, 2007, which resulted in Wellton becoming a wholly owned subsidiary.  Wellton was established in 2002 as a company organized under the laws of the British Virgin Islands and acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, the Company will issue 7,865,011 shares of Company common stock to the previous owners of Wellton, two persons,  valued at $0.07 per share, the closing trade price of the Company’s common stock on the Over-the-Counter-Bulletin-Board on April 23, 2007, the date of the original agreement, in exchange for shares of Wellton. The consideration is equal to 49% of Wellton’s net tangible assets of $1,123,573 as stated in Wellton’s unaudited financial statements as of March 31, 2007.   The issuance of these securities is exempt from the registration requirements under Section 4.(2) of the Securities Act.

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

Date: February 19, 2008.

                                        DRAGON INTERNATIONAL GROUP CORP.

                                        By: /s/ David Wu

                                        David Wu,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)