Form 10QSB
period 2008-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-05-15
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(86) 574-83070703
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At May 14, 2008 there were 106,550,011 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

 DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED MARCH 31, 2008

Part I – Financial Information
Item 1 – Financial Statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$231,145
Accounts receivable (net of allowance for doubtful accounts of $199,691)	8,880,267
Inventories	3,383,934
Advances on purchases	5,286,530
Other receivables	82,468
Note receivable	26,402
Prepaid expenses and other current assets	805,226

Total Current Assets	18,695,972

Cash – restricted	284,811
Property and equipment - net	3,216,209
Land use rights - net	2,766,262
Intangible assets - net	271,576
Deferred Expense	19,417

Total Assets	$25,254,247

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$4,852,382
Accounts payable	4,732,520
Accrued expenses	299,489
Advances from customers	139,989
Other payables	2,162,688
Liability in connection with acquisition	550,551
Due to related party	593,664
13,331,283
Total Current Liabilities

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized:; No shares issued and outstanding)	--
Common stock ($.001 Par Value; 200,000,000 Shares Authorized; 106,550,011 shares issued and outstanding)	106,550
Additional paid-in capital	10,974,714
Accumulated deficit	(306,563)
Other comprehensive income - foreign currency	1,148,263

Total Stockholders' Equity	11,922,964

Total Liabilities and Stockholders' Equity	$25,254,247

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
		Restated		Restated

NET REVENUES	$12,302,847	$3,304,682	$33,288,872	$13,326,569

COST OF SALES	11,367,082	2,986,343	30,821,403	12,202,786

GROSS PROFIT	935,765	318,339	2,467,469	1,123,783

OPERATING EXPENSES:
Selling expenses	193,790	110,298	478,814	248,244
General and administrative	516,707	679,813	1,040,046	1,169,935
Total Operating Expenses	710,497	790,111	1,518,860	1,418,179

INCOME (LOSS) FROM OPERATIONS	225,268	(471,772)	948,609	(294,396)

OTHER INCOME (EXPENSE):
Income tax abatement	105,160	-	1,726,482	-
Other income	17,247	(9,803)	145,294	90,270
Interest (expense)	4,894	(52,186)	(169,629)	(128,949)
Total Other Income (Expense)	127,301	(61,989)	1,702,147	(38,679)

INCOME (LOSS) BEFORE INCOME TAXES	352,569	(533,761)	2,650,756	(333,075)

INCOME TAXES	(114,575)	(15,513)	(377,482)	(15,513)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	237,994	(549,274)	2,273,274	(348,588)

MINORITY INTEREST IN INCOME OF SUBSIDIARY	-	-	(75,870)	-

NET INCOME (LOSS)	237,994	(549,274)	2,197,404	(348,588)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	346,505	71,753	662,705	424,367

COMPREHENSIVE INCOME	$584,499	$(477,521)	$2,860,109	$75,779

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.01)	$0.02	$0.00
Diluted	$0.00	$(0.01)	$0.02	$0.00
WEIGHTED COMMON SHARES OUTSTANDING:
Basic	113,799,637	84,734,268	110,299,200	73,477,296
Diluted	114,075,530	84,734,268	110,572,068	73,447,296

See notes to unaudited consolidated condensed financial statements

 DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2008	2007
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,197,404	$(348,588)
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	420,165	293,277
Stock-based compensation	-	360,000
Allowance for doubtful accounts	(6,763)	(18,706)
Minority interest	75,870	-

Changes in assets and liabilities:
Accounts receivable	(1,551,599)	890,249
Inventories	(1,286,080)	(870,399)
Prepaid and other current assets	(551,890)	410,429
Notes receivables	419,511	-
Other receivables	(82,468)	-
Advances to employees	(29,738)	(42,218)
Advances on purchases	(1,119,497)	(1,942,010)
Other assets	(19,417)	78,759
Accounts payable	1,573,833	2,475,647
Tax payable	(1,471,951)	-
Other payables	(344,290)	-
Accrued expenses	(176,033)	(1,803,539)
Advances from customers	114,634	(59,443)
NET CASH USED IN OPERATING ACTIVITIES	(1,838,309)	(576,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties	-	(420,484)
Capital expenditures	(644,484)	(533,405)

NET CASH FLOW USED IN INVESTING ACTIVITIES	(644,484)	(953,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties	-	3,498
Proceeds from notes payable	906,005	1,944,355
Repayment of notes payable	-	(2,078,231)
Proceeds from exercise of stock warrants	-	1,000
Common stock issued for raising capital	-	1,401,000
Decrease in restricted cash	-	12,918
Placement fees paid	-	(65,000)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITITES	906,005	1,219,540

EFFECT OF EXCHANGE RATE ON CASH	775,414	49,667

NET DECREASE IN CASH	(801,374)	(261,224)

CASH – Beginning of year	1,032,519	466,272

CASH – End of period	$231,145	$205,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$174,780	$131,532
Income taxes	$377,482	$15,513

Non-cash investing and financing activities:
Issuance of common stock for liability in connection with acquisition	$573,022	$-
Acquisition of minority interest in subsidiary	$679,428	$-

See notes to unaudited consolidated condensed financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

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

While we operate through various entities, we manage and identify our products under one product segment.

We operate as a holding company with interests in the following subsidiaries:

·	-	Dragon International Group., a Florida corporation (“Dragon Florida”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida in October 2004.

·	-
Ningbo Dragon International Trade Co., Ltd., (“Ningbo Dragon”), is a wholly owned subsidiary of Dragon Florida.  Dragon Florida acquired a 70% interest in Ningbo Dragon in June 2004 and the remaining 30% interest in December 2004.

·	-
Ningbo City Jiangdong Yonglongxin Special Paper Co., Ltd. (“Yonglongxin”) was created as a wholly owned subsidiary of Ningbo Dragon in November 1999.  Xianyang Naite Research and Development Center (“R&D Center”), a wholly owned subsidiary of Yonglongxin, was acquired by Yonglongxin in August 2005.

·	-	Ningbo Dragon Packaging Technology Co., Ltd., (“Dragon Packaging”) is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired a 100% interest in Dragon Packaging in June 2005.

·	-	Hangzhou Yongxin Paper Co., Ltd., (“Yongxin”) is a 60% owned subsidiary of Ningbo Dragon. The 60% interest was acquired in July 2005.

·	-	Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in JinKui in June 2006.

·	-
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

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  These financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2007 and notes thereto contained on Form 10-KSB/A for the fiscal year ended June 30, 2007 of the Company as filed with the Securities and Exchange Commission.  The results of operations for the three month period and nine month period ended March 31, 2008 are not necessarily indicative of the results for our full fiscal year ending June 30, 2008.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certain reclassifications have been made to the prior year to conform to the current year presentation.

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2007, including the three month period and nine month period ended March 31, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
For the fiscal year ended June 30, 2007, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of March 31, 2007, or the statements of operations for the three month period or nine month period ended March 31, 2007.  With this correction, the statements of cash flows for the nine month period ended March 31, 2007 reflect an increase in cash flows from financing activities of $1,219,540.

•
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.  In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skyebanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term.  The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123R.  These corrections resulted in an increase in consulting expense for the fiscal year ended June 30, 2006 and a reduction in consulting expense for subsequent periods, including a reduction in consulting expenses of $86,878 and $260,634 for the three month period and nine month period ended March 31, 2007, respectively, as detailed below.

•
In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc.  Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter.  The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007 under the provisions of EITF 96-18 and SFAS 123.  This correction resulted in an increase in consulting expenses for the three month period ended and nine month period ended March 31, 2007 of $360,000 in each period.

 Components of the restatements are detailed in the following tables.

Consolidated statements of operations for the three month period ended March 31, 2007:

	As Filed	Adjustment to Restate		Restated

General and administrative expenses (including stock-based consulting expenses)	$406,691	(a)	$(86,878)	$319,813
	-	(b)	360,000	360,000
	$406,691		$273,122	$679,813
Net loss per share:
Basic	$(0.00)		$(0.01)	$(0.01)
Diluted	(0.00)		(0.01)	(0.01)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidated statements of operations for the nine month period ended March 31, 2007:

	As Filed	Adjustment to Restate		Restated

General and administrative expenses (including stock-based consulting expenses)	$1,070,569	(a)	$(260,634)	$809,935
	-	(b)	360,000	360,000

	$1,070,569		$99,366	1,169,935
Net loss per common share
Basic	$(0.00)		$(0.01)	$(0.01)
Diluted	(0.00)		(0.01)	(0.01)

(a)
To expense the entire fair value of common stock and warrants issued to China Direct Investment, Inc. in January 2006 and Skyebanc, Inc. in February 2006, previously accounted for as deferred compensation and amortized as stock based consulting expenses and reverse in subsequent periods, including the three month period and nine month period ended March 31, 2007,  the related amortization expense.

(b)
To recognize the entire fair value of 4,000,000 shares of common stock issued to Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc. in March 2007.  This transaction had previously been accounted for as a cost of raising capital rather than consulting expense.

 ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.  Significant estimates in 2008 and 2007 include the allowance for doubtful accounts of accounts receivable, valuation of inventories, the useful life of property, plant and equipment and land use rights.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2008, the Company maintained a cash balance of $515,956. Of this amount $513,332 is held in China, and $2,624 is held in the U.S.  Of the cash balance of $513,332 held in China, $284,811 is restricted, and is being held in a bank account as collateral for certain loans, totaling $569,622, held with Chinese banks and has been presented as restricted cash on the accompanying balance sheet.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off against the allowance when it is determined that the amounts are uncollectible.  At March 31, 2008, the allowance for doubtful accounts totaled $199,691.

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVANCES ON PURCHASES

At March 31, 2008, advances on purchases amounted to $5,286,530. This amount consists of prepayments by the Company for merchandise orders that had not yet been shipped to the Company.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company recognizes the value and amortizes intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired assets. For the nine months ended March 31, 2008 and 2007, amortization expenses for intangible assets amounted to $56,821 and $79,775, respectively.

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

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The denominator used in the basic weighted average shares outstanding for the three month period and nine month period ended March 31, 2008 includes 8,186,029 shares issued on January 24, 2008 in connection with the acquisition of a 51% ownership interest in Wellton International Fiber Corp.  Although the shares were not issued until January 24, 2008, they were considered contingently issuable shares within the meaning of SFAS 124, paragraph 10 as they were contractually committed in June 2007 and, accordingly, were considered outstanding during the entire nine month period ended March 31, 2008.  In addition, while the 7,865,011 shares payable in connection with the September 28, 2007 acquisition of the remaining 49% interest in Wellton have not yet been issued by the Company as of this report date, these shares were considered outstanding for purposes of calculating basic earnings per share since September 28, 2007, the date the contract was entered into.

The following table presents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
		Restated		Restated
Net income (loss)	$237,994	$(549,274)	$2,197,404	$(348,588)
Weighted average shares outstanding – basic	113,799,637	84,734,268	110,299,200	73,477,296
Income (loss) per share – basic	$0.00	$(0.01)	$0.02	$(0.00)

Weighted average shares outstanding – basic	113,799,637	84,734,268	110,299,200	73,477,296
Effect of dilutive securities
Unexercised warrants	275,893	-	272,868	-
Weighted average shares outstanding – diluted	114,075,530	84,734,268	110,572,068	73,477,296
Income (loss) per share - diluted	$0.00	$(0.01)	$0.02	$(0.00)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. At March 31, 2008 and 2007, the exchange rates for the Chinese dollar or Renminbi ("RMB") for 1 United States dollar were 7.0222 and 7.7409, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At March 31, 2008, the Company, held a total of $515,956 in bank deposits. Of this amount $513,332 is held in China, and $2,624 is held in the U.S. Of the amount held in China, $284,811 is restricted. This amount is being held as collateral for certain loans, totaling $569,622, held with Chinese banks and is presented as restricted cash on the accompanying balance sheet. The remaining unrestricted cash balance of $228,521 held in bank deposits in China is not insured. The Company has not experienced any losses in such accounts through March 31, 2008. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NOTE 2 - INVENTORIES

At March 31, 2008, inventories consisted of the following:

Raw materials	$1,770,389
Work in process	462,958
Finished goods	1,150,587
$3,383,934

NOTE 3 - LAND USE RIGHTS

In connection with the Company's October 2004 acquisition of Dragon Packaging, it acquired land use rights which expire on March 4, 2053.  At March 31, 2008 the land use rights are valued at $2,766,262 which the Company is amortizing over the contract period beginning July 1, 2005 and ending on March 4, 2053. For the nine month periods ended March 31, 2008 and 2007, amortization expenses totaled $98,368 and $44,457, respectively.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 - LAND USE RIGHTS (CONTINUED)

Nine Month Period Ended March 31, 2008
Land Use Rights (estimated remaining life of 45 years)	$2,938,342
Less: Accumulated Amortization	(172,680)
Land Use Rights - net	$2,766,262

NOTE 4 - NOTES PAYABLE

A summary of notes payable as of March 31, 2008 is as follows:

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.227%. Secured by the Company's property and building.	$1,780,069

Notes payable to Bank of Agriculture, due on February 15, 2009. Interest only payable monthly at a rate of 8.217%. Secured by the Company's property and building.	925,636

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by the property of Mr. David Wu, Chairman and CEO.	142,406

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by property of Mr. David Wu, Chairman and CEO.	142,406

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	284,811

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	284,811

Notes payable to Longan Trading Corp. due on May 22, 2008. No interest. Cash pledged to 50% of balance.	185,127

Notes payable to Longan Trading Corp. due on June 03, 2008. No interest. Cash pledged to 50% of balance.	284,811

Notes Payable to Fangyuan Paper Corp. due on June 07, 2008. No interest. Cash pledged to 50% of balance.	99,684

Notes Payable to CDI (Shanghai) Management Consulting Corp., due on May 26, 2008. Interest only payable monthly at a rate of 12%. Secured by assets and investment stocks.	569,621

Notes payable to two shareholders. Interest only payable annually at a rate of 8%, $53,000 due on April 11, 2008 and $100,000 due April 10, 2009. (*)	153,000

Total	4,852,382

Less current Portion	(4,852,382)

Long-Term Portion	$-

* The $53,000 Note due April 11, 2008 was extended for one year upon maturity under the same terms.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock warrants as of March 31, 2008 and changes during the nine month period then ended is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at July 1, 2007	43,315,282	$0.145
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2008	43,315,282	$0.145

Warrants exercisable at end of period	43,315,282	$0.145

Weighted-average fair value of warrants granted during the period	-	-

The following information applies to all warrants outstanding at March 31, 2008:

Warrants Outstanding and Exercisable
	Weighted
	Average	Weighted	Weighted
Range of	Remaining	Average	Average
Exercise	Contractual	Exercise	Exercise
Prices	Shares	Life (Years)	Price
$0.300	150,000	2.53	$0.300
$0.150	32,851,276	3.35	$0.150
$0.125	10,000,006	4.09	$0.125
$0.010	314,000	2.78	$0.010

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

(b) Impact of the 2008 Beijing Olympics

Even though we are a U.S. company, the vast majority of our subsidiaries and their operations are located in the PRC.  As a result, we are subject to the rules and regulations of that country.  These risks include risks associated with the implementation of policies adopted by the PRC government.  The PRC government has adopted various policies which will seek to minimize pollution during the Beijing Olympics to be held during August 2008.  The new regulations seek to limit the operation of specific polluting agents commencing on June 1, 2008.  Presently our facilities have not been notified of any potential interruption and we believe our facilities are in accordance with the new measures recently adopted.  However, we are subject to the risk that suppliers of our raw materials may experience an interruption in their operations.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 - OPERATING RISK (CONTINUED)

(c) Products risk

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

(d) Exchange rate risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower operating profit depending on exchange rate of Chinese Renminbi converted to U.S. dollars for the period covered by the report. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(e) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be adversely affected.

(f) Key personnel risk

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

(g) Performance of subsidiaries risk

All of the Company's revenues are derived and are expected to continue to be derived through the operations of the Company's Chinese subsidiaries, most notably Wellton International Fiber Corp., which accounted for approximately 86% of our consolidated revenues for the nine month period ended March 31, 2008. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline. Some of the material risks relating to the partner companies include the fact that the subsidiaries are located in China and have specific risks associated with that and the intensifying competition for the Company's products and services and those of the subsidiaries.

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
MARCH 31, 2008

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R).  SFAS No. 141  includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each  business combination.  SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date.  The Company is currently evaluating the requirements of SFAS No. 141R.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. The Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting as part of equity in the consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No.160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS No.160.

In March 2008, FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities”.   The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 8 – WELLTON ACQUISITION

On September 28, 2007, the Company closed on the acquisition of the remaining 49% interest of Wellton International Fiber Corp. ("Wellton"), effective October 1, 2007, which resulted in Wellton becoming a wholly owned subsidiary of the Company.  Wellton was established in 2002 as a company organized under the laws of the British Virgin Islands and acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, the Company agreed to issue 7,865,011 shares of its common stock, valued at $0.07 per share, the closing trade price of our common stock on the Over-the-Counter-Bulletin-Board on April 23, 2007, the date of the original agreement, in exchange for shares of Wellton. The consideration paid by the Company to Wellton is equal to 49% of Wellton’s net tangible assets of $1,123,573 as stated in Wellton’s unaudited financial statements as of March 31, 2007.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

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

While we operate through various entities, we manage and identify our products under one product segment.

We operate as a holding company with interests in the following subsidiaries:

-	Dragon International Group., a Florida corporation (“Dragon Florida”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida in October 2004.

-
Ningbo Dragon International Trade Co., Ltd., (“Ningbo Dragon”).  Ningbo Dragon is a wholly owned subsidiary of Dragon Florida.  Dragon Florida acquired a 70% interest in Ningbo Dragon in June 2004 and the remaining 30% interest in December 2004.

-
Ningbo City Jiangdong Yonglongxin Special Paper co., Ltd. (“Yonglongxin”) was created as a wholly owned subsidiary of Ningbo Dragon in November 1999.  Xianyang Naite Research and Development Center (“R&D Center”), a wholly owned subsidiary of Yonglongxin, was acquired by Yonglongxin in August 2005.

-	Ningbo Dragon Packaging Technology Co., Ltd., (“Dragon Packaging”) is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired a 100% interest in Dragon Packaging in June 2005.

-	Hangzhou Yongxin Paper Co., Ltd., (“Yongxin”) is a 60% owned subsidiary of Ningbo Dragon. The 60% interest was acquired in July 2005.

-	Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in JinKui in June 2006.

-	Wellton International Fiber Corp. (“Wellton”) is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 51% interest in Wellton in June 2007 and the remaining 49% in October 2007.

FOREIGN EXCHANGE CONSIDERATIONS

Since revenues from our operations in the PRC accounted for 100% of our net revenues for the nine months ended March 31, 2008 and 2007, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include inventory valuation, the allowance for doubtful accounts, the valuation of equity instruments, the useful life of property, plant and equipment and value of land use rights.

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method.

Our financial instruments at March 31, 2008 contain accounts receivable, accounts payable and short-term debt. The fair values of financial instruments approximate their recorded values.

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

During the nine month period ended March 31, 2008, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

RESULTS OF OPERATIONS

Revenues for the nine months ended March 31, 2008 were up sharply, increasing approximately 150% over the same period of the previous year.  This increase was due to our acquisition of Wellton International Fiber corp. (“Wellton”).  Revenues for the nine months ended March 31, 2008 totaled $33,288,872, a 150% increase over the prior year period of $13,326,569.  Revenues attributable to Wellton totaled $28,745,005, or approximately 86% of all revenues for the current period.  Revenues for the three month period ended March 31, 2008 increased by $8,998,165 to $12,302,847 over the $3,304,682 reported in the comparable period of the preceding year.  This sharp increase was almost entirely due to the Wellton acquisition.

It must be noted that this significant growth resulted from the Wellton acquisition and not from organic growth.  While we continue to seek potential acquisitions, there can be no assurance when or if future acquisitions will be identified.  Accordingly, we do not believe this rate of growth is sustainable.

Our intentional shift in distribution services for paper and paper products from our other subsidiaries to Wellton resulted in a drop in sales for these companies of $8,782,702 for the nine month period ended March 31, 2008 compared to the same period in 2007.  Our subsidiary, Yonglongxin, has suspended its distribution operations and has shifted its focus to the manufacturing of paper products, which, while in the preliminary stages, is expected to lead to higher margins in the future for the consolidated group.

A summary comparison between the nine month period ended March 31, 2008 and March 31, 2007 is as follows:

	Nine Months Ended March 31,
	2008	2007	$ Change	% Change
		Restated

Net Revenues	$33,288,872	$13,326,569	$19,962,303	150%

Cost of Sales	30,821,403	12,202,786	18,618,617	153%

Selling expenses	478,814	248,244	230,570	93%

General and administrative	1,040,046	1,169,935	(129,889)	(11)%

Total operating expenses	1,518,860	1,418,179	100,681	7%

Other income (expense)	1,702,147	(38,679)	1,740,826	NM

Net income (loss)	$2,197,404	$(348,588)	$2,545,992	NM

OTHER KEY INDICATORS

	Nine Months Ended March 31,
	2008	2007	% Change
		Restated
Cost of revenues as a percentage of revenues	93%	92%	1%

Gross profit margin	7%	8%	(1	) %

Selling expenses as a percentage of revenues	1%	2%	(1	) %

General and administrative expenses as a percentage of revenues	3%	9%	(6	) %

Total operating costs as a percentage of revenues	5%	11%	(6	) %

Cost of sales as a percentage of revenues, remained relatively stable between the periods, totaling 93% of sales for the nine months ended March 31, 2008 and 92% for the same period of the preceding year.  Cost of sales for the third fiscal quarters totaled 92% and 90%, for the three month periods March 31, 2008 and 2007, respectively.  The overall sharp increase of 281% is approximately in proportion to, and attributable to, the 272% increase in overall sales between the periods.

Selling expenses increased $230,570 or 93.1% during the current period over the $248,244 for the first nine months of the prior fiscal year to $478,814 in the current year.  This increase, as was the $83,492 increase in the third quarter of the current year, is directly related to the overall increase in the level of sales.

General and administrative expenses declined between the periods, decreasing $129,889 or 11% between the periods.  This decrease, despite the significant increases in revenues and directly related costs, is due to the economics enjoyed by consolidating our paper and paper related products in Wellton with a reduction in these costs previously spread over smaller subsidiaries.

Other income for the quarter ended and nine months ended March 31, 2008, consists primarily of a tax rebate granted by the Chinese tax authorities of $1,726,482.  We accrued for value-added tax (“VAT”) recorded on the sale of our paper products, which are subject to VAT as imposed by the PRC and provincial tax authorities.  While there can be no future assurance, we routinely receive abatements of VAT as we participate in a local provincial program of hiring employees with physical handicaps.  The responsible tax authorities in the PRC notify us of our VAT abatements after we have collected the VAT from our customers as required.  We incorporate the tax in our cost and pass it on to our end customers.  Until we receive notification of the amount, if any, of VAT abated by the tax authorities, the VAT remains accrued.  Upon notification of the tax authorities that all or a portion of our accrued VAT has been abated, the excess of accrued VAT is taken into income.  Under PRC tax regulations, in the event the VAT collected by us from customers is either abated or partially abated, the amount of VAT abated is not required to be refunded to customers.

Net income increased sharply for the three months ended and nine months ended March 31, 2008 over the comparable periods of the preceding year.  This increase was almost entirely due to the abatement of accrued VAT taxes, which totaled $1,726,482.  While we intend to continue with our programs targeting employment of handicapped workers, there can be no assurance that the PRC taxing authorities will continue to grant us VAT abatements in the future.  Had we not received the VAT abatement, net income for the nine month period ended March 31, 2008 would have been $470,922 or an increase of $819,510 over the comparable period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had on hand $231,145 in unrestricted cash, working capital of approximately $5,364,689 and an accumulated deficit since inception of $306,563.  Our restricted cash balance on hand at March 31, 2008, totaling $284,811, is pledged to the repayment of notes, totaling $569,622, held by the Bank of Transportation in the PRC.

Cash used in operating activities totaled $1,838,309 for the nine months ended March 31, 2008 compared to cash used in operating activities for the same period of the preceding year of $576,542.  This overall increase of $1,261,767 was primarily attributable to an overall increase in our level of activities stemming from our acquisition of Wellton.  The largest uses of cash during the current period are primarily associated with the sharp increase in the level of sales including increased funding of:  accounts receivable of $1,551,599; inventories of $1,286,080; prepaid and other current assets of $551,890; advances on purchases of $1,119,497; and accrued expenses of $176,033.  These uses of cash were offset somewhat by an increase in accounts payable of $1,573,833and reduction in notes receivable of $419,511.

We have historically supplemented our operational cash flow, as needed, through PRC based bank borrowings.  These borrowings have been primarily with the Agricultural Bank of China and the Bank of Communications.  The level of these borrowings increased approximately 23% during the fiscal year and totaled $4,852,382 as of March 31, 2008, up from $3,946,378 at June 30, 2007.  We believe our relationship with these banks remains good and we will be able to replace or renew these loans as they become due.  We are current with our payment obligations relating to these loans.  Our inability to renew these obligations as they become due or find alternate sources of funding will adversly affect our operations.

A summary of our notes payable, all current obligations as March 31, 2008 is as follows:

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.227%. Secured by the Company's property and building.	$1,780,069

Notes payable to Bank of Agriculture, due on February 15, 2009. Interest only payable monthly at a rate of 8.217%. Secured by the Company's property and building.	925,636

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by the property of Mr. David Wu, Chairman and CEO.	142,406

Notes payable to Bank of Agriculture, due on July 22, 2008. Interest only payable monthly at a rate of 7.524%. Secured by property of Mr. David Wu, Chairman and CEO.	142,406

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	284,811

Notes payable to Bank of Agriculture, due on June 15, 2008. Interest only payable monthly at a rate of 7.884%. Secured by third party Yongke Company.	284,811

Notes payable to Longan Trading Corp. due on May 22, 2008. No interest. Cash pledged to 50% of balance.	185,127

Notes payable to Longan Trading Corp. due on June 03, 2008. No interest. Cash pledged to 50% of balance.	284,811

Notes Payable to Fangyuan Paper Corp. due on June 07, 2008. No interest. Cash pledged to 50% of balance.	99,684

Notes Payable to CDI (Shanghai) Management Consulting Corp., due on May 26, 2008. Interest only payable monthly at a rate of 12%. Secured by assets and investment stocks.	569,621

Notes payable to two shareholders. Interest only payable annually at a rate of 8%, $53,000 due on April 11, 2008 and $100,000 due April 10, 2009. (*)	153,000

Total	4,852,382

Less current Portion	(4,852,382)

Long-Term Portion	$-

* The $53,000 Note due April 11, 2008 was extended for one year upon maturity under the same terms.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-QSB and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under  Item 1. Description of Business--Risk Factors in our Annual Report on Form 10-KSB/A  for the fiscal year ended June 30, 2007:

The loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries; our ability to successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company; our acquisition efforts in the future may result in significant dilution to existing holders of our securities; difficulties in raising capital in the future as a result of the terms of our January 2007 financing; our ability to effectively integrate our acquisitions and manage our growth; the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States; our dependence upon advisory services provided by a U.S. company due to our management’s location in the Peoples Republic of China (“PRC”); intense competition in the packaging products and paperboard industries; the impact of economic downturn in the PRC on our revenues from our operations in the PRC; the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi; the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China; the impact of changes to the tax structure in the PRC; our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and the existence of extended payment terms which are customary in China; uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively effect our acquisition strategy.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.  New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of March 31, 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2007, including the three month period and nine month period ended March 31, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.

·
For the fiscal year ended June 30, 2007, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of December 2006, or the statements of operations for the three month period or nine month period ended March 31, 2007.  With this correction, the statements of cash flows for the nine month period ended March 31, 2007 reflect an increase in cash flows from financing activities of $1,219,540

·
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skyebanc, Inc. for a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123. These corrections resulted in an increase in consulting expense for year ended June 30, 2006 and a reduction in consulting expense for subsequent periods including a reduction in consulting expenses of $86,878 and $260,634 for the three month period and nine month period ended March 31, 2008, respectively.

·
In March 2007, pursuant to a consulting agreement, the Company issued 4,000,000 shares of its common stock to Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc.  Initially, the Company had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter.  The Company has restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007 under the provisions of EITF 96-18 and SFAS 123.  This correction resulted in an increase in consulting expenses for the quarter ended and nine month period ended March 31, 2007 of $360,000.

All of our employees and the bulk of accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of May 2008, the Company has not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

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

Date: May 13, 2008.

                                        DRAGON INTERNATIONAL GROUP CORP.

                                        By: /s/ David Wu

                                        David Wu,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)