Form 10-K
period 2008-06-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-09-29
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
Commission file number 000-04217

DRAGON INTERNATIONAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0177646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 201 Guangyuan Road, District C Investment Pioneering Park Jiangbei, Ningbo, China 315033
(Address of principal executive offices)

86-574-83070703
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock	The OTC Bulletin Board
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                     Accelerated filer [   ]

Non-accelerated filer [  ]                                       Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on September 25, 2008 as reported on the OTC Bulletin Board, was approximately $0.04.

The Registrant has 116,408,022 shares of common stock outstanding as of September 25, 2008.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I.

Item 1.	Description of Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T).	Controls and Procedures
Item 9B.	Other Information

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
Signatures

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.  Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and their profit margins, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, and economic and political conditions in the United States and abroad.

Item 1.  Business

GENERAL

Dragon International Group Corp. ("we," "our," "us," "Dragon" or "Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.  Our operations are conducted through subsidiaries located in the Peoples Republic of China ("PRC") and the British Virgin Islands (“BVI”).

We are a manufacturer and distributor of a variety of paper products and packaging materials. Our principal executive offices and manufacturing facilities are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China.  Our manufacturing operations are led by Shanghai Jin Kui Packaging Material Co., Ltd. (“Shanghai Jin Kui”) and Ningbo Dragon International Trade Co., Ltd. (“Ningbo Dragon”) and its subsidiary companies.  The main customers of our manufacturing products are pharmaceutical companies in the People’s Republic of China, Pakistan, and India.  Our distribution operations are led by Wellton International Fiber Corp. (“Wellton”) domiciled in the British Virgin Islands.  Wellton is an agent and supplier of paper pulp, waste paper, and recycled paper products.  Its main customers are manufacturers of paper and packaging products ranging from office paper to industrial cardboard.

We operate various entities engaged in the paper industry. However, we evaluate the business and our products under two core segments: (i) Pulp and Paper and (ii) Packaging. Our Pulp and Paper segment consists of the operations of Wellton and our Packaging segment consists of the operations of Shanghai Jin Kui and Ningbo Dragon and its subsidiaries.  Our various entities enable us to be diversified within the paper industry and support our goal to become a leader in the manufacture and distribution of a) pharmaceutical packaging products and b) pulp and paper products within China.  Our operations are conducted through the following subsidiaries of Dragon Nevada:

PULP AND PAPER SEGMENT:

I.	Wellton International Fiber Corp. ("Wellton")
Wellton is a wholly owned subsidiary of Dragon Nevada.  Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007. Wellton was formed on February 2002 under the laws of the British Virgin Islands and operates as an agent and supplier for two categories of goods: paper pulp and waste paper products.  Revenues for Wellton are derived from a diverse customer base located primarily in the PRC where no customer represents more than 10% of revenues.

PACKAGING SEGMENT:

II.	Shanghai Jin Kui Packaging Material Co., Ltd. (“Shanghai Jin Kui”)
Shanghai Jin Kui is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Shanghai Jin Kui on June 30, 2006. Shanghai Jin Kui is a manufacturer of specialized packaging products, e.g. blister packs, for the pharmaceutical and food industry. In 2005, Shanghai Jin Kui obtained Good Manufacturer Practice ("GMP") status from the Chinese State Food and Drug Administration ("SFDA") and ISO9000 Quality Assurance System.

III.	Dragon International Group Corp., a Florida corporation ("Dragon Florida")
Dragon Florida is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida on October 4, 2004.  Dragon Florida is a holding company and operates the following subsidiary:

1.	Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon")
Ningbo Dragon is a wholly owned subsidiary of Dragon Florida. Ningbo Dragon was formed on August 29, 1997. Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004 and acquired the remaining 30% interest on December 31, 2004. Ningbo Dragon is a manufacturer and distributor of paper and integrated packaging paper products.  Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products.  Revenues for Ningbo Dragon are derived primarily from operations within China with a diverse customer base where no customer represents more than 10% of revenues. In addition to its own operations, Ningbo Dragon directly operates the following three subsidiaries:

•	Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin")
Yonglongxin is a wholly owned subsidiary of Ningbo Dragon. Yonglongxin was formed on November 8, 1999.  Yonglongxin is a manufacturer of paperboard products and holds an ISO9000 certificate.  Yonglongxin operates a civil welfare manufacturing facility, which enjoys government subsidies for employing handicapped citizens in Zhang'ai Village, Fuming County, near Ningbo, China.  Yonglongxin also operates the Xianyang Naite Research & Development Center ("R&D Center").  The R&D Center was created to develop, design and improve production methods.

•	Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon.  Ningbo Dragon acquired a 100% interest in Dragon Packaging on June 1, 2005. Dragon Packaging is a manufacturer of packaging materials products for the pharmaceutical and food industry.

•	Hangzhou Yongxin Paper Co., Ltd. ("Yongxin”)
Ningbo Dragon holds a 60% interest in Yongxin.  Ningbo Dragon acquired a 60% interest on July 1, 2005. Yongxin manufactures, sells, and distributes cigarette packaging materials and is located in Hengjie Village of the Liuxia town in Hangzhou, Zhejiang Province, China.

Below is an organization chart of Dragon Nevada:

HISTORY

On August 29, 1997 Ningbo Anxin International Trade Co., Ltd. was formed ("Ningbo Anxin"). On July 7, 2005 Ningbo Anxin changed its name to Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon").

On November 8, 1999 Ningbo Dragon formed Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin") as a wholly owned subsidiary.  Yonglongxin is a manufacturer of specialty paperboard products. It operates a factory in Fuming County of the Zhang'ai Village in Ningbo, China.

On June 21, 2004 Dragon International Group Corp. ("Dragon Florida") was formed as a Florida corporation.

On June 21, 2004 Dragon Florida entered into a stock purchase agreement to acquire a 70% interest in Ningbo Dragon. Under the terms of the stock purchase agreement, Dragon Florida issued 8,000,000 shares of its common stock to acquire a 70% interest in Ningbo Dragon. As a result, Ningbo Dragon and its wholly owned subsidiary, Yonglongxin, became subsidiaries of Dragon Florida.

On October 4, 2004 Retail Highway.com, Inc. entered into a merger agreement to acquire a 100% interest in Dragon Florida. Under the terms of the merger agreement, Retail Highway.com, Inc. issued 24,625,000 shares, or approximately 95%, of its common stock to shareholders of Dragon Florida in exchange for 8,000,000 shares of Dragon Florida common stock.

We accounted for the merger as a reverse acquisition using the purchase method for business combinations in accordance with SFAS No. 141, Business Combinations. Accordingly, the combination of the two companies was recorded as a recapitalization of Retail Highway.com, Inc. (the parent) with Dragon Florida (the subsidiary) treated as the continuing entity. The former shareholders of Retail Highway.com, Inc. retained 1,280,234 shares, or approximately 5%, of the outstanding common stock. Furthermore, Retail Highway.com, Inc’s prior management resigned their respective positions and was replaced by Dragon Florida’s management.

In connection with the merger, Retail Highway.com, Inc. undertook a 1:8 reverse stock split of its common stock, whereby one share of common stock was issued in exchange for every eight shares of common stock outstanding immediately prior to October 4, 2004, the effective date. All share and per share information included in this report has been presented to reflect this reverse stock split.

On October 4, 2004, we changed our name from Retail Highway.com, Inc. to Dragon International Group Corp., a Nevada corporation ("Dragon Nevada").

On December 31, 2004 Dragon Florida entered into a stock purchase agreement to acquire the remaining 30% of Ningbo Dragon. Under the terms of the stock purchase agreement we issued 4,000,000 shares of common stock to Shun Li Shi, the remaining shareholder of Ningbo Dragon, in exchange for the remaining 30% interest in Ningbo Dragon.

We accounted for this acquisition using the purchase method for business combinations in accordance with SFAS No. 141, Business Combinations. Accordingly, the issuance of these shares was recorded as a recapitalization of Dragon Florida (the parent) with Ningbo Dragon (the subsidiary) treated as the continuing entity.

On July 1, 2005, Ningbo Dragon entered into a stock purchase agreement to acquire a 60% interest in Hangzhou Yongxin Paper Co., Ltd. ("Yongxin").  Yongxin was formed on March 28, 2003 and manufactures, sells and distributes cigarette packaging materials. Under the terms of the stock purchase agreement, Dragon Nevada (Ningbo Dragon’s parent company) issued 1,000,000 shares of common stock in exchange for a 60% interest in Yongxin. As a result, Ningbo Dragon holds a 60% interest in Yongxin. The total 1,000,000 shares were issued as follows: 900,000 to Zhiyuan Zhang, 50,000 to Zhongmin Yang, and 50,000 to Bing Yu.

We accounted for this acquisition using the purchase method for business combinations in accordance with SFAS No. 141, Business Combinations.  On the date of the acquisition, the purchase price exceeded the fair value of net assets by $322,192 and this amount has been applied to marketing-related intangible asset, and customer-related intangible asset.  These intangible assets will be amortized over five years on a straight-line basis.

On August 1, 2005 Ningbo Dragon entered into a stock purchase agreement to acquire a 100% interest in Naite Research and Development Center ("R&D Center"). Under the terms of the stock purchase agreement, Dragon Nevada (Ningbo Dragon’s parent company) issued 500,000 shares of common stock and Ningbo Dragon paid $25,000 in exchange for a 100% interest in the R&D Center. The total 500,000 shares were issued as follows: 200,000 to Xuelan Liu, and 300,000 to Yuhuafeng Shao.

We accounted for this acquisition using the purchase method for business combinations in accordance with SFAS No. 141, Business Combinations. The fair value of the common stock issued was based on the $.28 closing price of the common stock on the acquisition date and amounted to $140,000. On the date of the acquisition, the purchase price exceeded the fair value of the net assets acquired by $163,928 and this amount has been applied to a technology based intangible asset and is being amortized over five years on a straight-line basis.

On June 1, 2005 Ningbo Dragon entered into a stock purchase agreement to acquire a 100% interest in Ningbo Xin Yi Paper Product Industrial Co., Ltd. ("Xin Yi"). Xin Yi was formed in August 2002 and is located in Ningbo, China. Xin Yi had no operations at the time of the acquisition. Under the terms of the acquisition Ningbo Dragon assumed the following net assets of Xin Yi: land use rights – $2,494,247; other assets – $1,306,588; and debt – $1,007,329. The other assets consisted of cash, prepaid expenses, other receivables, fixed assets and deferred assets. We acquired Xin Yi in exchange for a waiver of $2,793,506 owed to us. As a result Xin Yi is a wholly owned subsidiary of Ningbo Dragon. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. On the date of the acquisition, the fair value of net assets was equal to the purchase price.

On August 1, 2006 XinYi changed its name from Ningbo XinYi Paper Product Industrial Co., Ltd. to Ningbo Dragon Packaging Technology Co., Ltd., ("Dragon Packaging").

On June 30, 2006 Dragon Nevada entered into a stock purchase agreement to acquire a 100% interest in Shanghai Jin Kui Packaging Material Co., Ltd. ("Shanghai Jin Kui").  Shanghai Jin Kui was formed on April 13, 2004 and is located in Shanghai, China.   Dragon Nevada issued 8,095,574 shares of common stock with a fair value of $0.141 per share on the date of acquisition, representing a purchase price of $1,141,476 on the date of acquisition. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. On the date of the acquisition, the fair value of net assets was equal to the purchase price.

On March 28, 2007 Dragon Nevada along with its subsidiaries Ningbo Dragon, Yonglongxin, Yongxin, and Dragon Packaging) moved to a facility located at No. 201, Guangyuan Road, District C, Investment Pioneering Park Jiangbei, Ningbo, China 315033.  The telephone number at this location is 86-574-83070703.  This facility was built on land obtained through the acquisition of Dragon Packaging.

Ningbo Dragon used proceeds from an offering of securities to fund the approximately $1.5 million cost for construction of the new facility.  The 91,400 square foot facility consists of the following: manufacturing space – 40,000 square feet; office space – 20,000 square feet; warehouse space – 17,000 square feet; and dormitory for employees – 14,400 square feet.

On January 16, 2007 Dragon Nevada entered into an initial stock purchase agreement to acquire a 51% interest of Wellton International Fiber Corp., a British Virgin Islands corporation (“Wellton”).  Wellton was formed in 2002 and acts as an agent and supplier for paper pulp and waste paper.  On June 29, 2007, the parties to this first agreement executed a final agreement with substantially the same terms. Under the final agreement, Dragon Nevada issued 8,186,029 shares of common stock in exchange for a 51% interest in Wellton.

On September 28, 2007 Dragon Nevada entered into a stock purchase agreement to acquire the remaining 49% interest of Wellton. Under the terms of the agreement, Dragon Nevada issued 7,865,011 shares of common stock in exchange for the remaining 49% interest in Wellton. The transaction closed on September 28, 2007, effective October 1, 2007.

OUR SERVICES AND PRODUCTS

We are a manufacturer and distributor of a variety of pulp and paper products and packaging materials.  We operate in two segments: (i) a pulp and paper segment and, (ii) a packaging segment.  During the past fiscal year, following our acquisition of the remaining 49% of Wellton, we shifted our focus to our pulp and paper segment where we are engaged in the trading and distribution of pulp and paper products. We have also shifted the focus of our manufacturing operations to higher profit margin products, away from cigarette and food packaging and toward pharmaceutical packaging. Due to these changes, we have redefined ourselves as a pharmaceutical packaging and pulp and paper distribution company.  As a result of these two shifts, our revenue increased 190% from $15,337,586 for the fiscal year ended June 30, 2007 to $44,489,312 for the fiscal year ended June 30, 2008.  This increase was due in large part to the revenue derived by Wellton, which accounted for 87% of our overall revenue for the past fiscal year.  Revenues from the sales of our pharmaceutical packaging products increased $1,357,840 or 84%, from $1,607,642 for the fiscal year ended June 30, 2007 to $2,965,482 for the fiscal year ended June 30, 2008.  We expect to see continued improvement in the pharmaceutical area as we continue to dedicate resources to what we believe to be a growing market where we anticipate higher margins and greater revenue growth.

PULP AND PAPER SEGMENT - PULP AND PAPER PRODUCTS THAT WE DISTRIBUTE

Wellton acts as an agent for the distribution of pulp and related paper products.  Revenues are derived from customers located in China to whom Wellton distributes two categories of goods: paper pulp and waste paper. Wellton’s main customers are manufacturers of paper and packaging products ranging from office paper to cardboard.  Wellton has a diverse customer base and no one customer accounts for 10% or more of Wellton’s revenue or our overall revenue.  Wellton utilizes the services of independent third parties to help conduct its business operations in China.  Wellton utilizes the services of WeiDeng Shanghai Paper Agency Co., Ltd. (“WeiDeng”) for sales related efforts and Woodland Paper Agency Co., Ltd.. (“Woodland”) for administrative functions such as invoicing, collections, letters of credit and logistics. Wellton utilizes the services of various suppliers of both paper pulp and waste paper. Most suppliers offer both paper pulp and waste paper. Due to the commodity-like nature of paper pulp and waste paper products, Wellton does not enter into long term contracts with its suppliers. It seeks to maintain flexibility by utilizing a purchase order system. Management of Wellton believes that at the present time there is an ample supply of pulp and related paper products available in the market.

For the fiscal year ended June 30, 2008, Wellton generated revenue of $38,615,061 which accounted for 87% of our consolidated revenue for that period.

PACKAGING SEGMENT - PRODUCTS THAT WE MANUFACTURE AND DISTRIBUTE THROUGH NINGBO DRAGON

Our manufacturing operations are conducted by Shanghai JinKui and Ningbo Dragon and its subsidiaries.  Ningbo Dragon distributes the products manufactured by its subsidiaries and Shanghai JinKui as well as certain other products manufactured by third parties, some of which are manufactured in China and others of which are manufactured abroad.  Ningbo Dragon has a sales and distribution network covering East China and South-East China including the city of Shanghai and the following provinces: Anhui, Shandong, Jiangsu, Zhejiang, Fujian, Jiangxi, Hubei, and Yunnan.

We manufacture, process, and distribute an assortment of paper products and packaging materials. During the fiscal year ended June 30, 2008, we derived 13% of our consolidated revenue from the sales of products manufactured by Shanghai JinKui and Ningbo Dragon and its subsidiaries and the distribution efforts of Ningbo Dragon.

The following is a revenue breakdown of sales of the products we manufacture as well as the products Ningbo Dragon distributes, each product is shown as a percentage of revenue for combined revenue of our packaging segment for the fiscal year 2008, which was $5,874,251 for the fiscal year ended June 30, 2008:

Product	%
Pharmaceutical Packaging	61.66%
Composite Paperboard	25.11%
Hang Kong CCB	8.14%
Other	5.09%

PHARMACEUTICAL PACKAGING

During the fiscal year ended June 30, 2008, we concentrated our manufacturing efforts on packaging materials for the pharmaceutical industry. Revenue from sales of products manufactured for the pharmaceutical industry accounted for 8% of our consolidated revenue for both segments and 61.66% of all of our revenue derived from the sales of products manufactured by Shanghai JinKui and Ningbo Dragon and its subsidiaries and the distribution efforts of Ningbo Dragon.  No one customer accounted for in excess of 10% of our sales. The main customers of our pharmaceutical products are pharmaceutical companies in China, Pakistan and India.

Demand for packaging materials is directly related to the demand for the products we package. For example, China and other global markets have witnessed an increase in demand for pharmaceutical products; therefore, demand for pharmaceutical packaging has similarly increased. Accordingly, we have shifted our focus towards the pharmaceutical industry and away from the tobacco industry.  We believe the demand for pharmaceutical packaging will continue to grow as pharmaceutical products become more advanced and require better packaging protection. Various pharmaceutical products will require packaging that protects it from moisture, oxygen, air, light, and heat to maintain the quality of the product.  Our packaging products offer various levels of protection against these influences. The following is a representative listing of our pharmaceutical products:

•	Aluminum-aluminum packing structure, cold forming compound aluminum hard chip:
This type of blister pack can be used as low-density packing materials for medication tablet, capsules, pills, powders, suppositories and products for medical diagnosis.

•	Aluminum-plastic-aluminum packing structure, cold-forming compound aluminum hard chip:
This type of blister pack can be used as high density packing materials for medication tablet, capsules, pills, powders, suppositories and capsules.

•	Double-aluminum compound packing film AL/PE:
This type of blister pack can be applied to low-density tablets, capsules, suppositories, and particles.

•	Double-aluminum compound packing film PET/AL/PE:
This type of blister pack can be applied to low-density tablets, capsules, suppositories, and particles.

•	Paper-aluminum compound packing film:
This type of blister pack can be applied to packaging for powders, particles, pastes, glues, and liquids.

•	Aluminum foil for drug blister packing (PTP aluminum foil):
This type of blister pack can be applied to blister packing for medication tablet, capsules, pills, powders, suppositories and mini-foods/candies.

•	Aluminum foil for drug blister packing:
This type of blister pack can be applied to blister packing for medication tablet, capsules, pills, powders, suppositories and mini-foods/candies.

The pharmaceutical products are manufactured by our subsidiary Shanghai Jin Kui.  Ningbo Dragon distributes the finished products using its sales and distribution network.  Our major competitors in the pharmaceutical packaging industry in China are 1) Shanghai HaiShan Packaging Material Co., Ltd., and 2) Shantou Beihai Packaging Material Co., Ltd.

COMPOSITE PAPERBOARD

We also manufacture composite paperboard using a combination of SBS, CCB, Polyethylene Terephthalate film ("PET film"), and holographic film. During the fiscal year ended June 30, 2008, revenue from sales of composite paperboard accounted for 3% of our consolidated revenue and 25.11% of all of our revenue derived from the sales of products manufactured by our packaging segment.  PET film is a basic polymer used as a raw material in producing fiber, film, packaging containers, engineering resin and binder resins. PET film and holographic film are imported from Taiwan Guangqun Leishoot Technology Co., Ltd. Yonglongxin, manufactures the composite paperboard and Ningbo Dragon then distributes the finished product used for packaging material for cigarettes, wine and cosmetics. The composite paperboard is suitable for different printing equipment, including gravure printing and offset printing.

Yonglongxin manufactures four primary types of composite paperboard:
•	Golden or Silver paperboard
•	Holographic paperboard
•	Mirror-like paperboard
•	Transferring paperboard

The various paperboards differ in thickness, sheen, color, and reflection; each formed with a specific application for the end user.

Yonglongxin operates a manufacturing facility in Ningbo, China. Yonglongxin products have been certified with an ISO9000 certificate in July 2001. We expect that our sales of products to the tobacco industry will continue to decline as we shift our focus away from this industry toward the pharmaceutical industry.

We have two principal competitors in this market: 1) Xinglian Aluminum Foil Co., Ltd., a subsidiary of Jiangsu Dare Group, and 2) Shanghai Luxin Packaging Co., Ltd.

PRODUCTS DISTRIBUTED BY NINGBO DRAGON

Ningbo Dragon also serves as a distribution agent in China for a variety of global paper manufacturers. Many global manufacturers do not have an internal sales network within China and will seek to leverage the capabilities of local agents such as Ningbo Dragon to gain access to the Chinese market. The following are Ningbo Dragon's primary distribution products:
•	Federal Solid Bleached Sulfate Paperboard ("Federal SBS")
•	Hang Kong Cast Coated Board ("Hang Kong CCB")
•	Solid Bleached Sulfate ("SBS")

International Paper Co. (“IP’) manufactures Federal SBS that Ningbo Dragon distributes within China and Asia Pulp and Paper Group ("APP") manufactures Hang Kong CCB that Ningbo Dragon distributes within China.

HANG KONG CAST COATED BOARD (“HANG KONG CCB”)

We import and distribute Hang Kong CCB manufactured by APP throughout East China and Southeast China.  Sales of Hang Kong CCB that we imported and sold accounted for 1% of our consolidated revenue and 8.14% of all of our revenue derived from the sales of products manufactured by Shanghai JinKui and Ningbo Dragon and its subsidiaries and the distribution efforts of Ningbo Dragon.  Hang Kong CCB is made from paper pulp and is a white, smooth and glossy packaging material used in external packaging cigarette boxes, cosmetics, and wine. Ningbo Dragon has been a non-exclusive agent of APP since 1998. There are no material contracts between APP or its affiliates and us.

We sold Hang Kong CCB mainly to cigarette manufacturers located in the eastern regions of China.  Due to our refocus away from cigarette packaging, we expect a tapering off in these product sales in the future.

FEDERAL SOLID BLEACHED SULFATE PAPERBOARD (“FEDERAL SBS”)

We import and distribute Federal SBS manufactured by IP. We sold approximately 47.4 metric tons of SBS and imported Federal SBS during the fiscal year ended June 30, 2008. Federal SBS is made from pure wood and is a versatile product used in a variety of paper and packaging products. We sell SBS as a finished product and as raw material to be used in various grades of specialty paperboards. Ningbo Dragon has been a non-exclusive agent for International Paper Pacific Millennium Limited, ("IPPM") and products manufactured by IP since 1994.

Our subsidiary, Yonglongxin, also employs Federal SBS as a raw material in the manufacturing process for various grades of composite paperboard. As a finished product, Federal SBS is used as a packaging material for products such as cigarettes, wine and cosmetics. Federal SBS is a versatile product which is compatible with a variety of printing equipment.

We sold Federal SBS mainly to cigarette manufacturers located in China.  Due to our refocus away from cigarette packaging, we expect a tapering off in these product sales in the future.

SALES AND MARKETING

We employ sales networks that interact directly with the client. Salespeople for our packaging segment are compensated via salary and do not earn sales commissions. Sales for our pulp and paper segment are generated through the efforts of WeiDeng, a third party sales agent.  Ningbo Dragon and Shanghai Jin Kui advertise in trade publications and magazines. Ningbo Dragon’s sales network covers East China and South-East China including the city of Shanghai, and the following provinces: Anhui, Shandong, Jiangsu, Zhejiang, Fujian, Jiangxi, Hubei, and Yunnan.

Ningbo Dragon markets its products through four channels:
•	Media Promotions/Advertising
•	Direct Sales
•	Trade Publications
•	Trade Conferences

Wellton does not have a marketing budget; all potential customers are acquired by attending relevant networking events, trade shows and cold approach by the general manager Kung Ming (Eric) Kuo. We believe Wellton maintains a strong relationship with its customers by providing satisfactory services. Wellton engages the services of WeiDeng for sales support with customers and Woodland for administrative services.

Federal SBS and Hang Kong CCB are packaged in the Yonglongxin factory and shipped by vessel and transferred by train or truck upon arrival at the destination port. Transportation and logistics are provided by Shanghai Hongyuan Logistics Co., Ltd. and the cost is calculated according to the metric tons of freight. While we ordinarily use the services of Shanghai Hongyuan Logistics Co., Ltd., we are free to use alternative trucking resources. The logistics company bears the risk of loss during the transportation.

Imported Federal SBS and Hang Kong CCB are stored in Shanghai with Shanghai Zhenxin Storage Co., Ltd. (“Zhenxin”). The cost of storage is calculated based on the daily volume, and the cost of unfolding the boxes, packing, and relocation within the warehouse. Zhenxin has an insurance policy covering the value of the contents. Additional raw materials for the production of composite paperboard are stored in our 17,000 square foot warehouse we owned and operated in Ningbo.

SUPPLIERS

We distribute pulp and paper products within China. IP is our main supplier for Federal SBS.  Our direct supplier is IPPM who acts as an agent for IP in the Asia region. Ningbo Dragon has acted as a non-exclusive agent of IPPM since 1994.

Asia Pulp and Paper Group ("APP") is our main supplier for Hang Kong CCB. Ningbo Dragon has acted as a non-exclusive agent of APP since 1998.

There are no material contracts between IP or APP or their affiliates and us.

  Our principal suppliers for the raw material components of composite paperboard are IP, APP and Taiwan Guangqun Leishoot Technology Ltd. We have stable relationships with each of our suppliers and expect to continue to enjoy a productive relationship with our suppliers in the foreseeable future.

Currently, we have no plans to increase sales of domestic SBS as management needs more data to determine the market demand. However, in the event we see an increase in the general acceptance for domestic products such as SBS, we may reevaluate our position to emphasize the use of domestic products as a raw material and develop relationships with local manufacturers to obtain the products domestically. For example, we have identified Ningbo Zhong Hua Paper Co., Ltd. ("Zhong Hua"), a manufacturer of SBS in China, as a potential supplier. Presently, there is no agreement or contract with Zhong Hua.

Wellton utilizes the services of various suppliers of both paper pulp and waste paper. Most suppliers offer both paper pulp and waste paper. Due to the commodity-like nature of paper pulp and waste paper products, Wellton does not enter into long term contracts with its suppliers. It maintains flexibility by utilizing a purchase order system. Management of Wellton believes that at the present time there is an ample supply of pulp and related paper products available in the market.

We do not perceive or expect any trends or uncertainties that are expected to have a material effect on our revenues.

MANUFACTURING

Yonglongxin enjoys favorable tax status at its manufacturing facility by operating under Chinese business regulations as a civil welfare factory. The term civil welfare factory defines a factory which employs at least 35% of the labor force with physically handicapped employees. Companies whose labor force consists of less than 50% handicapped employees are entitled to a partial tax refund. Companies whose labor force consists of more than 50% handicapped employees are entitled to a full tax refund regardless of the performance of the operations.  The Civil Administration Department designates a facility as a civil welfare factory and the Administration of Taxation determines the specific refund amount.

Yonglongxin operates a civil welfare factory of which more than 50% of its staff is physically handicapped; as such, we received approval from the respective authority in China to receive a full tax refund.

The following is a general overview of the manufacturing process for the various grades of composite paperboard. We manufacture the following grades of composite paperboard:
•	Holographic paperboard
•	Mirror-like paperboard
•	Aluminum foil paperboard
•	Pearl paperboard
•	Transferring paperboard

Machinery can be formatted to manufacture multiple forms of paper goods. As machinery is reset to manufacture different forms of paper, the machinery must be shut down temporarily halting production. The factory operates two shifts per day; each shift requires 14-15 workers: 4 machinists for each product line. The quality of the output is determined by the quality of the raw material, the machinery, and the experience of the machinists. Our internal quality control systems inspect the product at each step to ensure quality requirements.

The manufacturing process while generally similar for various forms of paper incorporates the same machines for various forms of paper. The different forms of paper are produced using various amounts of raw materials combined at altering stages, including the following:
•	Transfer and preparation of film
•	Gelatinization of the film
•	Compounding
•	Drying
•	Cooling
•	Coating

Additional forms of paper products can be made by 1) varying the time and order for each process, 2) altering the amounts and types of raw materials, and 3) separating, drying, and cooling different shades of the original film.

We continue to update and grow our manufacturing base. The acquisitions of Shanghai Jin Kui, Yonglongxin and Dragon Packaging should support our efforts to increase manufacturing capacity. We used proceeds from our sale of securities to update our manufacturing facilities with new machinery and additional production lines. We would like to decrease our dependence on foreign manufacturing by establishing a solid manufacturing presence and offering products of similar quality. Further, we may realize reduction of costs by developing our own manufacturing operations.

The following is a breakdown of the manufacturing process:

I.	COMPOSITE PAPERBOARD MANUFACTURING PROCESS
1.	aluminum foil, PET membrane, and holographic membrane are combined and coated with glue, pressed and then laminated with SBS or CCB using the laminating and coating machines,
2.	one surface of the membrane is coated again, then dried by the drier and wound into rolls of paper,
3.	rolls of paper are then cut into sheets based on specifications from customer using a computerized slitting machine,
4.	the paper is placed again on the computerized slitting machine and trimmed further based on customer specifications

II.	TRANSFERRING PAPERBOARD MANUFACTURING PROCESS

1.	the transferring membrane is coated with glue and pressed with either SBS or CCB, then laminated heavily using a composite coating machine,
2.	the transferring membrane is run through a drying machine,
3.	once dry, a bottom layer of the membrane is peeled off,
4.	the transferring membrane is coated again, run through the drying machine, and wound into rolls of paper,
5.	rolls of paper are then cut into sheets based on specifications from customer using a computerized slitting machine,
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

The Company has recently completed the evaluation and testing of a new composite film packaging product.  In 2006, we obtained ISO9001 certificate for quality and ISO14000 certificate for minimal environmental impact with respect to the development of the new composite film packaging product. In September, 2008, after completion of the evaluation and testing, Dragon Packaging submitted a permit application with China’s State Drug and Food Administration to manufacture and sell this new film product.  We expect to receive approval on or before December 31, 2008, however we have no guarantee that such approval will be obtained or if obtained that it will within our preferred tome frame.

The production capacity of the Shanghai Jin Kui facility is approximately 50 metric tons per month. At present, the actual monthly production is approximately 25 metric tons per month. In 2005, Shanghai Jin Kui received Good Manufacture Practice (GMP) certification from the Chinese State Food and Drug Administration (SFDA), as well as ISO9000 Quality Assurance System. Shanghai Jin Kui's facilities include a GMP certified lab and production plant. The plant has one printing machine, one assembly machine, and one cutting machine. The warehouse has the capability to store raw materials as well as finished products.

INDUSTRY BACKGROUND

The global paper market remains a growth industry. Management believes that China represents a significant opportunity due to the lack of supply and rapidly growing demand.  According to Print Today Magazine, a periodical of Printing & Printing Equipment Industries Association of China, China has surpassed United States as the biggest paper and paperboard producer and consumer. Since 2000, production has been growing at the rate of 13.39%, and consumption has been growing at the rate of 10.72%. In 2007 there were approximately 3,500 paper and paper board enterprises in China. China consumed 72.9 million metric tons of paper and paper board in 2007; by 2010 the production capacity should increase to 90 million metric tons per year.

According to Freedonia Group, a leading international research company, world pharmaceutical packaging demand will grow 5.9 percent annually through 2011. Western Europe, the U.S. and Japan will continue to account for most demand while China, India and Brazil are the lead gainers.

According to the Chinese Business Network, by 2009, the global pharmaceutical packaging market is expected to increase to US$30.2 billion. Today, China’s pharmaceutical packaging industry is approximately $2 billion. China's pharmaceutical packaging industry has more than 2000 enterprises. The annual sales of the pharmaceutical packaging industry is approximately 15% of the total pharmaceutical industry sales.

COMPETITION

The pulp and paper industry is highly competitive and includes both small companies as well as large, diversified firms. Many of our competitors possess greater financial, technical and marketing capabilities than us. However, the industry is not dominated by a single group of companies, the pulp and paper industry is made up of many small enterprises competing in the market place.  We believe the primary competitive factors in the pulp and paper industry are price, quality, service and established relationships with customers.

Two of our principal competitors in the pulp and paper segment are: 1) American Chung Nan, Inc., and 2) Paccess, Inc.

In our packaging segment we face competition in obtaining suppliers of our raw materials and customers to purchase our products.  We have been an agent for IPPM in the distribution of IP products on a non-exclusive basis since 1994. Although non-exclusive in nature, management believes that we have developed a stable relationship with IPPM and competing distribution agents for pulp and paper products may have difficulty securing a relationship with a company such as IPPM. Although IPPM is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as IPPM. As such, it will be difficult for new local agents to emerge and establish a relationship with IPPM in the near future. However, competition is strong and local agents continue to seek a relationship with IPPM, especially due to the quality of its products.

Furthermore, we may face additional competition if IP decides to develop an internal sales and distribution network in China. We do not feel this event will occur, as the process will be very costly and time consuming. There are no material contracts between IP or their affiliates and us.

We have been an agent of APP since 1998. Although we are not an exclusive agent, we have established a stable relationship with APP. Management believes this relationship places us in a favorable position among other domestic agents of Hang Kong CCB. We believe global agents for pulp and paper products may have difficulty securing a relationship with a company such as Asia Pulp and Paper ("APP"). Although APP is determined and willing to enlist the services of local agents, these relationships take time to develop. There are challenges in obtaining the confidence of a reputable company such as APP. As such, it may be difficult for new local agents to emerge and establish a relationship with APP in the near future. However, competition is strong and local agents continue to seek a relationship with APP, especially due to the quality of its products. There are no material contracts between APP or their affiliates and us.

The principal competitor for SBS and CCB products in China is Ningbo Zhuoli Corporation.  There are three principal competitors for our composite paperboard product: 1) Xinglian Aluminum Foil Co., Ltd., a subsidiary of JiangsuDare Group; 2) Nanjing Gold Foil Co., Ltd.; and 3) Shanghai Luxin Packaging Co., Ltd.

Yonglongxin manufactures various grades of composite paperboard and compound paper products. Yonglongxin has two principal competitors in this market: 1) Xinglian Aluminum Foil Co., Ltd., a subsidiary of Jiangsu Dare Group; and 2) Shanghai Luxin Packaging Co., Ltd.

Aging equipment and heightened quality requirements may impact our current market status. Ningbo Dragon has applied $723,282 of the proceeds received from its March 2005 private offering to upgrade equipment and technology. While no assurances can be provided, this improvement should enhance our ability to effectively compete.

The major competitors in the pharmaceutical packaging industry in China are 1) Shanghai HaiShun Packaging Material Co., Ltd.; and 2) Shantou Beihai Packaging Material Co., Ltd.

 Ningbo Dragon and its subsidiaries have established a distribution network, reaching a customer base over a vast region. We consider our products to be diverse within the industrial paper and packaging industry, allowing us to attract a broad customer base.

As incentive, we generally offer customers relatively longer payment terms than our competitors. Depending on the product category, the credit period is 120 days as opposed to our competitors, who traditionally extend payment terms of 90 days.

We also believe that we exhibit quick delivery of products and we dedicate significant resources to our technical and customer support. This dedication to customer service helps differentiate us from our competition.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and amounted to $2,289 and $1,517 for the fiscal years ended June 30, 2008 and 2007 respectively.   These costs are included in general and administrative expenses on the accompanying statements of operations. Research and development costs are incurred on a project specific basis.  As we recently obtained two patents, we have limited the operations of our R&D Center and expect minimal costs in the near term.

PATENTS AND TRADEMARKS

Our subsidiary, Shanghai Jin Kui, holds two patents from the PRC covering various manufacturing processes or technologies which were obtained in March 2008. If our competitors independently develop manufacturing processes or technologies that are substantially equivalent or superior to our processes, the resulting increased competition could reduce the demand for our products. While we seek to protect our manufacturing processes and technologies through contractual obligations, including nondisclosure agreements with parties outside the PRC, and patents, we are not a party to any confidentiality agreements with our employees or third parties in the PRC. There can be no assurance that these contractual measures may potentially afford us or will afford us sufficient protection from intellectual property infringement. If these contractual measures and patents fail to protect the integrity of our manufacturing processes or technologies, any advantage potentially afforded by those manufacturing processes or technologies would be negated.

Shanghai Jin Kui obtained the two patents from the People's Republic of China Intellectual Property Bureau in March 2008 for two new manufacturing patents and two new invention patents. As is customary in the PRC, companies couple their intellectual property patent submissions based on two different criteria, one being an invention patent and the other being a manufacturing patent. Below are the patents obtained by Shanghai Jin Kui:

Multiple Layers Aluminum blister packing chip obtained in March 2008
•	Manufacturing patent number: 200610049813.5
•	Technology/Invention patent number: Patent Pending

 Multiple Layers Aluminum blister packing foil obtained in March 2008.
•	Manufacturing patent number: 200610049812.0
•	Technology/Invention application number: Patent Pending

EMPLOYEES

As of September 9, 2008, we employed the following:

Function	No. of Employees
Management and administration	23
Manufacturing, including quality control and production	66
Research and Development	4
Sales and Marketing	20
Purchasing	2
Accounting	6
Logistics and technical	4
Total	125

All employees are primarily based in Ningbo, Hangzhou and Shanghai, China; however some managerial and sales staff occasionally work in other Chinese cities or overseas for different projects. Each full-time Chinese employee is a member of a local trade union; there are no part-time employees. Labor relations have remained positive and we have not had any employee strikes or major labor disputes. Unlike trade unions in Western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the corporation.

Item 1A.  Risk factors

You should carefully consider the following risk factors and other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations.  If any of the following risk factors occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISKS RELATED TO OUR COMPANY

If we were to lose the services of any of our executive officers, our business and operations would be materially adversely affected.

Our success is largely dependent on the personal efforts of our executive officers, specifically David Wu, our Chief Executive Officer, President and Chairman of the board of directors, Ms. Xiali Gan, our Chief Financial Officer and director, and Mr. Kung Ming (Eric) Kuo, the General Manager of Wellton. The loss of the services of any of these members of management would have a material adverse effect on our business and prospects.  In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel.  Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

If we were to lose the services of key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries, our business and operations would be materially adversely affected.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel at our subsidiaries who perform key functions in the operation of our business.  Specifically we have identified Mr. Zhongming Yang, the vice general manager of our Yongxin subsidiary and Mr. Feng Yang, vice general manager of our Jin Kui subsidiary and Mr. Kung Ming (Eric) Kuo, general manager of our Wellton subsidiary as key employees.  Mr. David Wu, our President, CEO and Chairman, is the general manager of our Dragon Packaging subsidiary, our Ningbo Dragon subsidiary, and our Yonglongxin subsidiary.  There can be no assurance that we will be able to retain these officers as our employees.  The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations and the results of operations at these subsidiaries could be adversely impacted.

Up until recently, our full board of directors functioned as our audit committee and was comprised of three non-independent directors and no independent directors. This may have hindered our board of directors’ effectiveness in fulfilling the functions of the audit committee.

On September 29, 2008, we established an independent audit committee and added three independent directors to the board of directors. But, during the fiscal year ended June 30, 2008, our full Board of Directors functioned as our audit committee and was comprised of directors who were not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may have prevented the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. Our recent actions in establishing an independent audit committee will help to mitigate this risk.

We may not successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company.

Since 2005 we acquired a 100% interest in each of Yonglongxin, Dragon Packaging., and Shanghai Jin Kui, a 60% interest of Yongxin, and a 100% interest in Wellton. While we have reasonable expectations that the core operations of these companies will continue as they have historically, our acquisition of these companies provides certain challenges for our company.  In order to successfully integrate each of these companies into Dragon Nevada, and ensure that we timely meet our reporting requirements under the Securities Exchange Act of 1934, we needed to upgrade both the internal accounting systems, as well as educate each of their staffs as to the proper collection and recordation of financial data.  If we are unable to properly and timely integrate the disclosure and accounting operations of these subsidiaries into our company, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the Securities and Exchange Commission, could be in jeopardy.  Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board which could adversely affect a security holder's ability to resell his investment in our company.

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

Under the terms of our January 2007 Private Placement, we contractually agreed to a number of covenants which may make it more difficult for our company to raise capital as needed.  These covenants include:

Until February 28, 2009, except for the registration statement filed in relation to the January 2007 offering, we will not file any registration statements or amend any previously-filed registration statements to increase the amount of common stock registered therein, without the consent of the private placement investors, subject to certain exceptions for employee stock purchase plans.

Until February 28, 2009, we may not enter into agreements to or issue any equity, convertible debt or other securities convertible into common stock or equity or modify any of the foregoing which may be outstanding at any time, without the prior written consent of the private placement investors.

Until February 28, 2009, we may not enter into any equity line of credit or similar agreement, nor issue or agree to issue any floating or variable priced equity linked instruments nor any of the foregoing or equity with price reset rights, without the prior written consent of the private placement investors.

We may not file any registration statements without the consent of the private placement investors until the sooner of May 1, 2010 or until all the shares, including the shares underlying the warrants sold in such offering, have been resold or transferred by the purchasers pursuant to such registration statement or Rule 144 of the Securities Act of 1933, without regard to volume limitations.

The registration statement filed in connection with the January 2007 Private Placement was declared effective by the SEC on May 1, 2008; it is possible that we will need to raise additional capital prior to the expiration of the above timeframes.  If we are unable to secure the consent of the private placement investors to a subsequent offering and registration statement, we may be unable to obtain additional capital as necessary to fund our ongoing operations or acquisitions of additional companies which could adversely impact our ability to grow.

Our management may be unable to effectively integrate our future acquisitions and manage our growth.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future.  Even if we are successful in identifying and closing acquisitions of companies, our directors and senior management will face significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth.  Any future acquisitions will be subject to a number of challenges, including:

•	the diversion of management time and resources and the potential disruption of our ongoing business;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	potential unknown liabilities associated with acquired businesses;
•	the difficulty of retaining key alliances on attractive terms with partners and suppliers; and
•	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

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

Our management is located in the Peoples Republic of China (“PRC”) and we are materially dependent upon advisory services provided by a U.S. company. In the event this consultant fails to perform properly, or elects to discontinue its relationships with us, the results could have a negative impact on our ability to comply with the requirements of being a U.S. public reporting company and may lead to our common stock being de-listed from trading on the OTCBB.

The current members of our management have limited experience operating within U.S. public companies and, except for David Wu, our Chief Executive Officer, President and Chairman, these individuals are not fluent in English.  We have engaged China Direct, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements.

We selected China Direct, Inc. to provide these services to us in part because its staff includes Chinese speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies.  Until such time as we are able to expand our board of directors to include English speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we will be materially dependent upon our relationship with China Direct, Inc.

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

The packaging products and pulp and paper industries are highly competitive, and no single company dominates either industry.  Our competitors include large, vertically integrated packaging products and pulp and paper companies and numerous smaller companies.

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

While our goal is to both expand our operations within the PRC as well as to countries outside the PRC, in the foreseeable future our growth and success will remain tied to our existing operations in the PRC. We derive substantially all of our revenue from operations in China. As a result, economic, political and legal developments in China have a significant effect on our financial condition and results of operations, as well as our future prospects.  In recent years China has been a fast growing economy.  However, such growth may not be sustained in the future.  Moreover, slowdown in other economies may cause a slowdown in the Chinese economy.  Our financial results could be materially and adversely affected by an economic downturn in China.

Future government regulations and judicial decisions affecting the packaging we produce or the products shipped in the packaging we produce could significantly reduce demand for our packaging products.

Government regulations and judicial decisions that affect the packaging we produce or the products shipped in the packaging we produce could significantly reduce demand for our packaging products. Future legislation could also limit the use of secondary packaging. If such legislation becomes law, it could significantly reduce demand for many of our paperboard packaging products and adversely affect our sales

We are dependent upon a few suppliers of raw materials and products we distribute.  We do not have contracts or volume purchase agreements with our suppliers. If our suppliers do not provide us with adequate supplies of certain materials used in our products, we may not be able to deliver sufficient quantities of our products to satisfy demand.

We are dependent upon a few suppliers of raw materials and products we distribute.  In fact, the Federal SBS that we import and distribute is manufactured by IP and the APP manufactures the Hang Kong CCB we import and distribute.  We do not have contracts or volume purchase agreements with our suppliers. Although we have generally been able to obtain supplies of our materials in a timely manner and upon acceptable terms, there can be no assurance that our suppliers will continue to provide us with adequate supplies of materials used in our products because we do not have contracts with them.  We may have limited options in the short-term for alternative supply if our current suppliers stop supplying us with the materials needed to produce our products. Identifying and accessing alternative sources may increase our costs.  Any inability to obtain sufficient key materials for our products because we do not have supply contracts, if and as required in the future, could result in delays, interruptions or reductions in product shipments, which could have a material adverse effect on our customer relationships and, in turn, on our business and results of operations.

We may not have sufficient protection of certain of our intellectual property.

We utilize technologies in the production of the packaging paper used in our products that are proprietary in nature. To protect our proprietary rights, we rely upon patents and agreements with consultants, vendors and customers outside of the PRC, although we have not signed such agreements in every case.  We have obtained two patents that cover various manufacturing processes. However, we are not party to any confidentiality agreements with our employees or third parties in the PRC. There can be no assurance that our protective measures may potentially afford us or will afford us sufficient protection from intellectual property infringement. If these measures and patents fail to protect the integrity of our manufacturing processes or technologies, any advantage potentially afforded by those manufacturing processes or technologies would be negated

Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent.  The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our markets.  We can give no assurance that our agreements with consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors. If our competitors independently develop manufacturing processes or technologies that are substantially equivalent or superior to our processes, the resulting increased competition could reduce the demand for our products.

Demand for our products is substantially dependent upon the demand for the industry to which we supply products.

Demand for packaging materials is directly related to the demand for the products we package. For example, China and other global markets have witnessed an increase in demand for pharmaceutical products; therefore, demand for pharmaceutical packaging has similarly increased. Accordingly, we have shifted our focus towards the pharmaceutical industry and away from the tobacco industry.  While we believe that the demand for pharmaceutical packaging will continue as  pharmaceutical products become more advanced and  require increased protection in the form of packaging, there can be no assurance that such demand will continue or if that it does continue that customers continue to purchase our products. If such demand for pharmaceutical products should decrease, we expect demand for our product to decrease which may require us to once again shift our focus in order to maintain our revenue levels. There can be no assurance that we will be able to shift our focus and even if we are able to shift our focus that we will be able to do so successfully.

Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy.

We are subject to various state and local environmental laws related to our business. We are subject to local food, drug, environmental laws related to certification of manufacturing and distributing of specialty packaging products that we produce. While we are in substantial compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government, the Zhejiang Province, Shanghai City Government and Hong Kong Special Administrative Region any non-renewal of these authorities could result in the cessation of our business activities.

Our products must continue to meet the needs of the industries we service.

Certain of our customers, in particular, those in the pharmaceutical industry, require specific packaging that protects from moisture, oxygen, air, light, and heat to maintain the quality of the product.  As new products are developed, new packaging is needed.  As the packaging needs of our customers change, we must be able to modify our products to meet their needs.  If we are unable to quickly produce or obtain new products to distribute that meet new requirements, our business will suffer.

Our business is substantially dependent upon the paper industry in general and the operations of Wellton .

All of our revenue is derived from the manufacture and supply of paper products.  If there were to be a shortage of pulp or an oversupply of paper products our business would suffer. During the fiscal year ended June 30, 2008, we derived 87% of our revenue from the operations of Wellton.  If demand for the products distributed by Wellton should suffer, our financial results would be harmed.

Changes in the cost or availability of raw material and energy.

We rely heavily on certain raw materials in our manufacturing process. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through hedging arrangements, price increases, productivity improvements or cost reduction programs.

Changes in transportation availability or costs.

Our business depends on the transportation of a large number of products, both in products we import and products we distribute. An increase in transportation rates or fuel surcharges could negatively impact our financial results, and/or a reduction in transport availability could also negatively impact our financial results.

Material disruptions of manufacturing.

We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:
•	unscheduled maintenance outages
•	prolonged power failures
•	an equipment failure
•	a chemical spill or release
•	explosion of a boiler
•	the effect of a drought or reduced rainfall on our water supply
•	labor difficulties
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels
•	fires, floods, earthquakes, hurricanes or other catastrophes
•	terrorism or threats of terrorism
•	domestic and international laws and regulations applicable to our Company and our business suppliers
•	other operational problems

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and have a negative effect on our financial results.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.  We have already had to restate our financial statements from September 30, 2005 through September 30, 2007 as a result of weakness and deficiencies in such controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, in the future the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls.  We were not subject to the attestation  requirements for the fiscal years ended June 30, 2008 and 2007.

At such time that we will be required to be fully compliant with Section 404, we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404.  There is a risk that we will not comply with all of the requirements imposed thereby.

For example, our company's Chief Executive Officer and Chief Financial Officer have concluded, based on recent evaluations, that our disclosure controls and procedures were not effective because of the significant deficiency and the material weakness described below.  Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.  The implementation of such measures is costly and diverts the attention of management.

All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. Generally Accepted Accounting Principles.  During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of September 9, 2008 we have not engaged one and we are unable to predict when such a person will be hired.  During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP.  However, as a result, our management believes that a deficiency in our internal controls continues to exist.  Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

In the event we identify other significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.  In addition, we will be required to bear the costs necessary to correct such deficiencies.

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

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Purchasers of penny stocks may have certain legal remedies available to them in the event the obligations of the broker-dealer from whom the penny stock was purchased violates or fails to comply with the above obligations or in the event that other state or federal securities laws are violated in connection with the purchase and sale of such securities.  Such rights include the right to rescind the purchase of such securities and recover the purchase price paid for them.  Application of these penny stock regulations to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

Our business operations could be restricted by the political environment in the PRC.  The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion, remittances abroad, or foreign investment, and the imposition of trade quotas on our products.  In fact, the imposition of tariffs in 2005 with respect to the tobacco industry caused us to change our main products and shift our attention away for such industry.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

The future direction of these economic reforms is uncertain and the uncertainty may decrease our attractiveness as an investment, which may in turn result in a decline in the trading price of our common stock.

If the political and economic reforms in the PRC do not continue, our business and operations will be adversely affected.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities.  The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

Our results of operations and financial condition may vary as a result of fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi.

We generate revenue and incur expenses and liabilities in both the Chinese Renminbi, also referred to as the Chinese dollar (“RMB") as well as U.S. dollars.  Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable and the RMB has appreciated slightly against the U.S. dollar.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  Our results of operations and financial condition may be affected by changes in the value of RMB and other currencies in which our earnings and obligations are denominated.  In July 2005 the Chinese government raised the RMB by 2% against the U.S. dollar by floating the RMB with a basket of foreign currencies.  We cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to US dollars on that date.  The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

Extended payment terms customary to China may impact our performance.

We extend relatively long payment terms to our customers.  Our terms of sale generally require payment within 120 days, which is considerably longer than customary terms offered in the United States, and somewhat longer than the 90 day term considered customary in China.  Recently we have been collecting our accounts receivable on a timely basis.  If we do not continue to collect our accounts receivable we may not have adequate working capital to pay-off our short-term liabilities.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

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

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission.  You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.

You may call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including Aceto) file electronically with the SEC.  The SEC’s website is www.sec.gov.

Our website is www.drgg.net.  We make available free of charge through our Internet site, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K and Form 10-KSB; quarterly reports on Form 10-Q and Form 10-QSB; current reports on Form 8-K; and any amendments to those reports and forms.  We make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are located at No. 201 Guangyuan Road, District C, Investment Pioneering Park Jiangbei, Ningbo, China 315033 which is part of our 91,400 square foot facility which consists 40,000 square feet of manufacturing space, 20,000 square feet of office space, 17,000 square feet warehouse space; and 14,400 square feet for a dormitory for its employees. This facility was constructed on approximately 1.75 acres of land which we acquired land use rights for in July 2005 at a cost of approximately $3 million.   The land use rights expire in March 2053.  Dragon International Group Corp., along with its subsidiaries including Ningbo Dragon, Yonglongxi, Yongxin, and Dragon Packaging also occupy this facility.

Wellton neither owns nor leases any property.  It uses third party providers to perform administrative and sales-related services.

Shanghai Jin Kui occupies a 19,428 square foot manufacturing facility along with an adjacent ground area of 10,440 square feet at No.1555 Hengnan Road, Pujiang High-tech Park, Shanghai, China, 201114 pursuant to a lease with Shanghai Shenfa Mechanical Manufacturing Company that commenced on March 10, 2004 and extends through March 9, 2014.  From March 2007 through February 2010, the annual rent is $51,977 (RMB 393,000). From March 2010 through February 2012, the annual rent is expected to increase to $56,712 (RMB 428,800). From March 2012 until the expiration of the lease in March 2014, the annual rent is expected to be $62,383 (RMB 471,680).

We lease an approximately 11,319 square foot manufacturing with an additional approximate 11,483 square feet of land located in the Fuming District of Ningbo, China and pay annual rent of $43,366.  This lease expires in December 2008.

We neither own nor lease any other properties, either real or personal. We believe our leases are on terms competitive with similar locations in the respective areas. We also believe the facilities are adequate for our needs at this time.

Item 3.  Legal Proceedings.

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Common Stock – Our common stock began trading on the OTCBB operated by the NASD in August 2000 under the symbol "RHWY." In October 2004, as a result of the reverse merger with Dragon International Group Corp. discussed in Item 1, “DESCRIPTION OF BUSINESS” under the History sub-section, our trading symbol changed to its current symbol, "DRGG". The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Securities. The prices are adjusted to reflect all stock splits.

	Quarter Ended	High	Low
Fiscal Year 2007
1st Quarter	September 30, 2006	$0.16	$0.10
2nd Quarter	December 31, 2006	$0.15	$0.11
3rd Quarter	March 31, 2007	$0.14	$0.08
4th Quarter	June 30, 2007	$0.10	$0.07
Fiscal Year 2008
1st Quarter	September 30, 2007	$0.09	$0.07
2nd Quarter	December 31, 2007	$0.11	$0.06
3rd Quarter	March 31, 2008	$0.11	$0.07
4th Quarter	June 30, 2008	$0.10	$0.06

On September 25, 2008, the last reported sale price of the common stock on OTCBB was $0.04 per share. As of September 25, 2008, there were 116,408,022 shares of our Common Stock outstanding.

(b)
Stockholders – As of September 9, 2008 there were approximately 116,408,022 shares of common stock issued and outstanding and 107 stockholders of record of the common stock, not including those persons who hold their securities in "street name".

(c)
Dividends – We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

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

Securities Authorized For Issuance under Equity Compensation Plans

In 2006, 5,000,000 shares of common stock were authorized and awarded under the terms of our 2005 Equity Compensation Plan; there are no additional securities authorized for issuance under equity compensation plans, including individual compensation arrangements.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	5,000,000	N/A	0

Equity compensation plans not approved by security holders	-	N/A	-
Total	5,000,000	N/A	0

Item 6. Selected Financial Data

This item is omitted as not required for smaller reporting companies.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations for the fiscal years ended June 30, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a manufacturer and distributor of a variety of paper products and packaging materials.  We operate in two segments: a pulp and paper segment and a packaging segment.  During the past fiscal year, after our acquisition of the remaining 49% of Wellton, we shifted our focus to our pulp and paper segment, where we are engaged in the trading and distribution of pulp and paper products. We have also shifted the focus of our manufacturing operations to higher profit margin products, away from cigarette and food packaging and toward pharmaceutical packaging. Due to these changes, we have redefined ourselves as a pharmaceutical packaging and pulp and paper distribution business.  As a result of these two shifts, our revenue increased by 190% from $15,337,586 for the fiscal year ended June 30, 2007 to $44,489,312 for the fiscal year ended June 30, 2008.  This increase was due in large part to the revenue derived by Wellton, which accounted for 87% of our overall revenue for the past fiscal year.  Revenues from the sales of our pharmaceutical packaging products have increased $1,357,840 or 84%, from $1,607,642 for the fiscal year ended June 30, 2007 to $2,965,482 for the fiscal year ended June 30, 2008.  We expect to see continued improvement in the pharmaceutical area as we continue to dedicate resources to this growing market where we anticipate higher margins and greater revenue growth

Our principal executive offices are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China. The main consumers of our manufactured products are packaging companies for the pharmaceutical industry.  Our products that we manufacture are used both as a finished product as well as a raw material to manufacture a variety of paper products and packaging materials.

We operate various entities; we evaluate our business and our products under two core segments: (1) Pulp and Paper and (ii) Packaging. Our Pulp and Paper segment consists of the operations of Wellton International Fiber Corp. and our Packaging segment consists of the operations of Shanghai Jin Kui and Ningbo Dragon and its subsidiaries.  The various entities combine their resources to support the manufacture and distribution of pharmaceutical packaging products, and other paper and pulp products.

We are involved in the pulp and paper packaging material industry, operating as a manufacturer and distributor of pulp and paper and integrated packaging paper products. Through a subsidiary, we hold an ISO9000 certificate and national license to import and export products. Dragon International Group Corp, a Nevada Corporation (“Dragon Nevada”) is the parent holding company and operates the following subsidiaries: 1) Wellton International Fiber Corp. ("Wellton"), 2) Shanghai Jin Kui Packaging Material Co., Ltd. ("Shanghai Jin Kui"), and 3) Dragon International Group Corp., a Florida Corporation (“Dragon Florida”) which is a holding company for Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon").  In addition to its own operations, Ningbo Dragon operates the following subsidiaries: 1) Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin") which holds an ISO9000 certificate and operates a civil welfare manufacturing facility (as described elsewhere in this Annual Report), 2) Xianyang Naite Research & Development Center ("R&D Center") operated by Yonglongxin, 3) Hangzhou Yongxin Paper Co., Ltd. ("Yongxin"), and 4) Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging").

Please refer to the organization chart and more detailed descriptions of the business and subsidiaries of Dragon Nevada provided under Item 1, "DESCRIPTION OF BUSINESS".

Even though we are a U.S. company, all of our operations are located in the People’s Republic of China (“PRC”) and British Virgin Islands (“BVI”), and due to this we face certain risks associated with doing business in such countries as described under Item 1A, "RISK FACTORS"

We are unable to control the vast majority of these risks associated both with our operations and the countries in which they are located and these risks could result in significant declines in our revenues and adversely affect our ability to continue as a going concern.

FOREIGN EXCHANGE CONSIDERATIONS

Since revenues from our operations in the PRC and the BVI accounted for 100% of our net revenues for the fiscal years ended June 30, 2008 and June 30, 2007, the method we report net revenues from our foreign-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on our respective balance sheet date.

Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the local currency, the Renminbi or the Chinese dollar, ("RMB"). The financial statements of our subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at June 30, 2008 and 2007 were $560,223 and $158,812 respectively.

Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar. There was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. dollar has remained stable; appreciating slightly against the U.S. dollar.

Countries, including the United States, have historically argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets. On July 21, 2005, the PRC announced that the RMB would be pegged to a basket of currencies rather than just tied to a fixed exchange rate to the U.S. dollar. The PRC in July 2005 also increased the value of its currency 2% against the U.S. dollar.

If any devaluation of the RMB were to occur in the future, returns on our operations in China, which are expected to be largely in the form of RMB, will be negatively impacted upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions denominated in U.S. dollars, if any increase in the value of the RMB were to occur in the future, our product sales in China and in other countries may be negatively affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. A summary of significant accounting policies is included in Note #1 of our audited financial statements for the fiscal year ended June 30, 2008 and 2007. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, inventory, the useful life of property, plant and equipment, and valuation of equity instruments.

Our financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate their recorded values. Fair value of loans payable to security holders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2008, we maintained a cash balance of $453,222. Of this amount $444,538 was held in China, and $8,684 was held in the U.S.  Of the cash balance of $444,538 held in China, $240,112 is restricted, and is being held in a bank account as collateral for certain loans, and has been presented as restricted cash on the accompanying balance sheet.

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

ADVANCES ON PURCHASES

At June 30, 2008, advances on purchases amounted to $5,034,567. This amount consists of prepayments by us for merchandise orders that had not yet been shipped to us.

LONG - LIVED ASSETS

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets for possible impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to us are recorded at the lower of carrying amount or fair value less related costs to sell. To the extent carrying values exceed fair values; an impairment loss is recognized in operating results.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

We recognize the value and amortize intangible assets and intellectual property acquired in connection with our various acquisitions. We amortize these assets based on expected useful lives of these assets, based on our management's projecting forward future revenue and expense streams of these acquired assets.

SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payments. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of June 30, 2008.

REVENUE RECOGNITION

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the SEC's Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition. The application of SAB No. 104 requires us to apply our judgment, including whether our customers receive our products.

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

SHIPPING AND HANDLING COSTS

We account for shipping and handling costs as a component of selling expenses.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The exchange rates for the Chinese dollar or RMB for 1 United States dollar were 6.8718 and 7.0222, at June 30, 2008 and 2007 respectively.

During the twelve month period ended June 30, 2008, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115". SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of June 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

 On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.

The following table provides certain comparative information based on our consolidated results of operations for the fiscal years ended June 30, 2008 and June 30, 2007:

	Year ended June 30, 2008	Year ended June 30, 2007	$ Change	% Change

Net Revenues	$44,489,312	$15,337,586	$29,151,726	190.1%
Cost of Revenues	41,077,939	13,912,099	27,165,840	195.3%
Gross Profit	3,411,373	1,425,487	1,985,886	139.3%
Selling Expenses	624,290	351,484	272,806	77.6%
General and Administration Expenses	3,068,668	1,535,609	1,533,059	99.8%
Total Operating Expenses	3,692,958	1,887,093	1,805,865	95.7%
Loss from Operations	(281,585)	(461,606)	180,021	39.0%
Total Other (Expense)	1,108,671	(251,487)	1,360,158	540.8%
Net Income (Loss)	$703,125	$(802,019)	$1,505,144	187.7%

	Year ended June 30, 2008	Year ended June 30, 2007
Other Key Indicators:
Cost of Revenues as a percentage of Revenues	92.3%	90.7%
Gross Profit Margin	7.7%	9.3%
Selling Expenses as a percentage of Revenues	1.4%	2.3%
General and Administration Expenses as a percentage of Revenues	6.9%	10.0%
Total Operating Expenses as a percentage of Revenues	8.3%	12.3%

Segment Information

In fiscal 2008, our operations were conducted in two operating segments as defined in SFAS No. 131.  Our operating decisions, on-site management, internal reporting and performance assessments are conducted within each of the following two identified segments:

•	Pulp and Paper
•	Packaging

The following table summarizes the operating results for fiscal years 2008 and 2007 by segment.

	Pulp and Paper		Packaging		Consolidated
	2008	2007*	2008	2007	2008	2007
		(unaudited)
Revenue	$38,615,061	$20,678,746	$5,874,251	$15,337,586	$44,489,312	$15,337,586
Cost of Revenue	36,330,053	19,107,938	4,747,886	13,912,099	41,077,939	13,912,099
Gross Profit	2,285,008	1,570,808	1,126,365	1,425,487	3,411,373	1,425,487
Total Operating Expenses	1,789,132	1,121,036	1,463,826	1,517,663	3,692,958	1,887,093
Total Income from Operations	495,876	449,772	(337,461)	(92,176)	(281,585)	(461,606)
Net (loss) income	1,786,818	449,772	(567,388)	(276,292)	778,995	(802,019)
Segment Assets	9,149,516	4,770,660	17,143,630	16,513,455	26,291,830	21,231,883

*Wellton was acquired on June 29, 2007 and leads our pulp and paper segment; we began to consolidate its operations commencing July 1, 2007.  Pro-forma 2007 financial information for our Pulp and Paper Segment is included here for informational purposes only and is not included as part of Consolidated 2007 totals.

REVENUES

Our consolidated revenues increased $29,151,726, or 190%, from $15,337,586 for the fiscal year ended June 30, 2007 to $44,489,312 for the fiscal year ended June 30, 2008.  During the current fiscal year, Ningbo Dragon and its subsidiaries contributed $2,908,769 in revenues, Shanghai Jin Kui contributed $2,965,482 in revenue, and Wellton contributed $38,615,061 in revenue.

Pulp and Paper Segment
Wellton was acquired on June 29, 2007 and leads our pulp and paper segment; we began to consolidate its operations commencing July 1, 2007.  This is the first full fiscal year we consolidated revenues for Wellton. Wellton contributed $38,615,061 for the fiscal year ended June 30, 2008 or approximately 87% of our total revenue.  While we did not record our consolidated revenues for Wellton during the fiscal year June 30, 2007, we include the pro-forma financial information here for informational purposes in order to illustrate the growth of the business.  Wellton revenues increased $17,936,315 or 87%, from $20,678,746 for the fiscal year ended June 30, 2007 to $38,615,061 for the fiscal year ended June 30, 2008.   We expect Wellton’s revenues to provide our company with stable profits from which we can grow our pharmaceutical packaging business.

Packaging Segment
Revenues for Shanghai Jin Kui increased $1,357,840 or 84%, from $1,607,642 for the fiscal year ended June 30, 2007 to $2,965,482 for the fiscal year ended June 30, 2008.  Shanghai Jin Kui was acquired on June 30, 2006 and is a manufacturer of pharmaceutical packaging products.  We believe our results of operations for the last two fiscal years while Shanghai Jin Kui has been under our management demonstrate the growth potential of the pharmaceutical packaging business.  We expect to see continued improvement our packaging segment as we continue to dedicate resources to this market.

Revenues for Ningbo Dragon and its subsidiaries decreased $10,821,175 or 79%, from $13,729,944 for the fiscal year ended June 30, 2007 to $2,908,769 for the fiscal year ended June 30, 2008.  This decrease is a result of the Company’s efforts to migrate away from the paperboard and cigarette packaging businesses, toward the higher growth, higher margin pharmaceutical packaging business.  Furthermore, we shifted our raw materials sales to packaging and manufacturing customers from Ningbo Dragon to Wellton.

COST OF SALES AND GROSS PROFIT

Our consolidated cost of sales also increased $27,165,840, or 195%%, from $13,912,099 during the fiscal year ended June 30, 2007 to $41,077,939 during the fiscal year ended June 30, 2008.  Cost of sales as a percentage of net revenues increased slightly to 92.3% for the fiscal year ended June 30, 2008 from 90.7% for the fiscal year ended June 30, 2007.  The increase of cost of sales as a percentage of revenue is due to smaller margins in Wellton’s trading business.

Consolidated gross profit increased $1,985,886, or 139%, from $1,425,487 for the fiscal year ended June 30, 2007 to $3,411,373 for the fiscal year ended June 30, 2008.  Gross profit as a percentage of sales decreased from 9.3% in the prior fiscal year to 7.7% in the current fiscal year.  This increase in total gross profit and decrease of gross margin percentage is due to the acquisition of Wellton showing a hefty contribution to our gross margin in whole, but decreasing our gross margin percentage due to thinner margins inherent in the trading business.

Pulp and Paper Segment
Wellton was acquired on June 29, 2007 and leads our pulp and paper segment; we began to consolidate its operations commencing July 1, 2007.  This is the first full fiscal year we recorded revenues and expenses for Wellton.  While we did not consolidate revenues for Wellton during the fiscal year June 30, 2007, we include the pro-forma financial information here for informational purposes in order to illustrate the growth of the business.  Gross Profit increased $714,200 or 45%, from $1,570,808 for the fiscal year ended June 30, 2007  to $2,285,008 for the fiscal year ended June 30, 2008.   Gross profit as a percentage of sales decreased from 7.6% in the prior fiscal year to 5.9% in the current fiscal year.

Packaging Segment
Gross profit decreased $299,122, or 21%, from $1,425,487 during the fiscal year ended June 30, 2007 to $1,126,365 during the fiscal year ended June 30, 2008.  Gross profit as a percentage of sales increased from 9.3% in the prior fiscal year to 19.2% in the current fiscal year; this large increase is due to our focus on higher margin pharmaceutical packaging.  This fluctuation supports our segment strategy of producing higher margin products.

TOTAL OPERATING EXPENSES

Total operating expenses increased $1,805,865, or 96%, from $1,887,093 for the fiscal year ended June 30, 2007 to $3,692,958 for the fiscal year ended June 30, 2008.  This overall increase accompanied a decrease in operating expense as a percentage of revenue from 12.3% during the prior fiscal year to 8.3% during the current fiscal year.

Selling expenses increased $272,806, or 78%, from $351,484 for the fiscal year ended June 30, 2007 to $624,290 for the fiscal year ended June 30, 2008.  While selling expenses increased in whole numbers, selling expense as a percentage of revenue decreased from 2.3% in the prior fiscal year to 1.4% in the current fiscal year.  The increase in total selling expenses is due to the acquisition of Wellton and the decrease as a percent of revenue is due to its relatively low selling expenses as a percentage of revenue.  Shipping expenses are recorded as a part of selling expenses and decreased $113,427, or 71%, from $158,675 in the prior fiscal year to $45,248 in the current fiscal year.

General and administrative expenses increased $1,533,059 or 100% from $1,535,609 for the fiscal year ended June 30, 2007 to $3,068,668 for the fiscal year ended June 30, 2008.  Yet, General and administrative expenses as a percentage of revenue decreased from 10.0% in the prior fiscal year to 6.9% in the current fiscal year.  Our decrease in all elements of operating expense as a percent of revenue is due to the acquisition of Wellton with a large revenue stream, and low operating expenses.

Amortization expenses increased $179,660, or 166%, from $108,342 in the prior fiscal year to $288,002 in the current fiscal year.  We determined the intangible assets associated with the acquisitions of the R&D Center and Yongxin to be impaired due to additional information obtained in the current fiscal year; therefore, we wrote-off the remaining balances for all intangible assets.  The increase in amortization expense is due to the write-off and we now have an Intangible Asset balance of $0 as of June 30, 2008.

TOTAL OTHER INCOME (EXPENSE)

Total Other Income (Expense) increased $1,360,158 from an expense item of $251,487 for the fiscal year ended June 30, 2007 to an income item of $1,108,671 for the fiscal year ended June 30, 2008.  This large increase is due to the other income recognized in the current fiscal year of a $1,395,467 related to the revision of the tax accrual recognized in connection with our acquisition of Wellton.   Wellton is domiciled and operates as a British Virgin Island (BVI) Corporation and subject to BVI tax laws.  This accrual was previously recognized as part of the acquisition of Wellton.  Based on our review of the position, Management believes that more likely than not the accrued amounts recognized in connection with the acquisition of Wellton will not be required to be paid to any taxing authority.

We also receive tax abatements related to our civil welfare manufacturing facility and program of hiring employees with physical handicaps.  These abatements decreased $54,922, or 46% from $118,472 in the prior fiscal year to $63,550 in the current fiscal year.  We recognized these abatements as other income and are obtained from value added tax rebates received from the respective tax authority. We accrue for value-added taxes ("VAT") recorded on the sale of our paper products which subject to VAT, as imposed by the PRC or the local provincial tax authorities in the PRC. We charge, collect and remit VAT on the sales of our products. We routinely receive abatements of VAT, as we participate in a local provincial program of hiring employees with physical handicaps. The respective tax authorities in the PRC notify us of our VAT abatements after the VAT is collected. We incorporate the tax in our cost and pass it on to the end customer. Until we receive notification of the amount of VAT abated from the respective tax authorities, this VAT remains accrued. Upon notification from the tax authorities that VAT had been either abated, or has been partially abated as determined by the respective tax authority, the excess of accrued VAT is then reclassified into other income as this rebate is not remitted to the customer. In accordance with PRC tax regulations, VAT we collected from customers that is either abated, or partially abated, is not required to be refunded to customers.

Further, we had no penalties expense in the current fiscal year compared to $180,000 in the prior fiscal year.  The prior fiscal year registration rights penalty was due to liquidated damages associated with the January 2007 Private Placement.  We agreed to file a registration statement covering the shares of common stock and common stock purchase warrants underlying the securities issued. As the registration statement was not declared effective until May 1, 2008, we are required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the purchase price, but not to exceed 12% of the aggregate purchase price, or $180,000.  As of June 30, 2008, the $180,000 remains outstanding and payable.

NET INCOME (LOSS)

As a result of these factors, we reported net income of $703,125, or $0.01 per share, for the fiscal year ended June 30, 2008, as compared to a net loss of $802,019 or a net loss of $0.01 per share for the fiscal year ended June 30, 2007.  This represents a $1,505,144 increase from the prior fiscal year and this increase was almost entirely due to the other income recognized related to the revision of the tax accrual of $1,395,467 as discussed above.  While we are confident in our current tax position, there can be no assurance that tax laws will not change in the future.  Had we not reversed the tax accrual, net income (loss) for the fiscal year ended June 30, 2008 would have been a loss of $692,342 or an increase of $109,677 over the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2008 and June 30, 2007:

	Year ended June 30, 2008	Year ended June 30, 2007	$ Change	% Change

Working Capital	$5,091,754	$2,806,618	$2,285,136	81.4%
Cash	213,110	1,032,519	(819,409)	-79.4%
Accounts receivable, net	9,919,791	7,321,905	2,597,886	35.5%
Inventories	4,819,435	2,097,854	2,721,581	129.7%
Prepaid expenses and other	39,291	594,677	(555,386)	-93.4%
Other reveivables	57,536	-	57,536	N/A
Due from related parties		-	-	N/A
Total current assets	$20,083,730	$15,213,988	$4,869,742	32.0%
Cash restricted	$240,112	$262,302	$(22,190)	-8.5%
Property and equipment, net	3,125,797	2,851,721	274,076	9.6%
Land use rights, net	2,813,666	2,593,636	220,030	8.5%
Intangible assets, net	-	310,236	(310,236)	-100.0%

Notes payable	5,498,220	3,946,378	1,551,842	39.3%
Accounts payable	8,505,110	4,615,665	3,889,445	84.3%
Accrued expenses	283,616	370,522	(86,906)	-23.5%
Advances from customers	62,504	25,355	37,149	146.5%
Income tax payable	40,015	1,397,117	(1,357,102)	-97.1%
Due to related party	602,511	1,479,311	(876,800)	-59.3%
Liabilities in connection with acquisition	-	573,022	(573,022)	-100.0%
Total current liabilities	$14,991,976	$12,407,370	$2,584,606	20.8%
Total liabilities	14,991,976	12,407,370	2,584,606	20.8%

We held cash, cash equivalents and restricted cash of $453,222 and working capital of $5,091,754 at June 30, 2008; our cash position by geographic area was as follows:

United States	$8,684
China	444,538
Total	$453,222

In addition to our increase in working capital of $2,285,136, our current assets increased by $4,869,742 from $15,213,988 at June 30, 2007 to $20,083,730 at June 30, 2008. This increase was offset by increases in current liabilities of approximately $2,584,606 from $12,407,370 at June 30, 2007 to $14,991,976 at June 30, 2008. The increases in our current liabilities are primarily attributable to an increase in current notes payable of $1,551,842; an increase in accounts payable of $3,889,445; these increases are a result of additional short-term financing to support our revenue growth during the fiscal year. These increases were offset by decreases in income taxes payable of $1,357,102, a decrease in due to related parties of $876,800 and a decrease in liabilities of $573,022 in connection with the acquisitions of Wellton.

Our inventories of raw materials, work in process and finished goods amounted to $4,819,435 at June 30, 2008, as compared to inventory of $2,097,854 at June 30, 2007, representing an increase of $2,721,581, or approximately130%. The increase in inventory levels is primarily attributable to the fiscal year-end cut-off where Wellton who usually does not carry any inventory, held $2,117,779 in inventory due to timing of purchases and sales of its trading products.

Our advances on purchases amounted $5,034,567 at June 30, 2008 as compared to $4,167,033 at June 30, 2007, an increase of $867,534, or approximately 21%. This increase is primarily attributable to an increase in our advances on purchases associated with refocusing our business on pharmaceutical packaging.  During this interim time period, we still have an increase in inventory levels due to purchasing raw materials for the pharmaceuticals packing business. Ningbo Dragon pays deposits on certain goods purchased. This advance reflects the deposit on goods which had not yet been received as of the fiscal year-end.

Our accounts receivable were $9,919,791 at June 30, 2008, as compared to $7,321,905 at June 30, 2007, an increase of $2,597,886. The increase is primarily attributable to an increase in Wellton accounts receivable of $2,568,117.   As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within 120 days, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company of our size within our industry and recently we have been collecting our accounts receivable on a timely basis.

Our accounts payable increased $3,889,445 to $8,505,110, as compared to $4,615,665 at June 30, 2007.  This increase is due to increase in Wellton Accounts Payables associated with the large increase in inventory explained above and short-term funding needs supporting our current fiscal year revenue growth.

Our income tax payable decreased $1,357,102 from 1,397,117 due at June 30, 2007 to $40,015 at June 30, 2008. This amount is attributable to the revision of the income tax accrual associated with the acquisition of Wellton as described above under Other Income.

Amounts due to a related party decreased $876,800 from $1,479,311 at June 30, 2007 to $602,511 due to related parties at June 30, 2008. This decrease is due to the pay-down of amounts owed to Kung Ming (Eric) Kuo, general manager of Wellton for amounts owed to him prior to the acquisition.  See further details under Item 13. Certain Relationships and Related Transactions, and Director Independence

Net cash used in operating activities for the fiscal year ended June 30, 2008 was $1,404,786 as compared to net cash used in operating activities of $979,604 for the fiscal year ended June 30, 2007.   For the fiscal year ended June 30, 2008, we used cash to fund increases in inventory of $2,721,581, increases in accounts receivables of $3,724,933, and increase in other advances on purchases of $867,534. The uses of cash were offset by an increase in accounts payable of $3,889,445, and a decrease in notes receivable of $445,913 combined with a net addition of non-cash items of $897,124 which were added to our net income of $703,125.

Net cash used in investing activities during the fiscal year ended June 30, 2008 was $678,259 as compared to net cash used in investing activities of $1,134,132 for the fiscal year ended June 30, 2007.   We used cash for capital expenditures of $678,259 and also used cash to loan to related parties amounting $21,582.

Net cash provided by financing activities during the fiscal year ended June 30, 2008 was $703,413, as compared to net cash provided by financing activities of $2,521,171 during the fiscal year ended June 30, 2007. During the fiscal year ended June 30, 2008, we received gross proceeds of $1,551,843 from notes payable and used cash to pay amounts due to related parties of $876,800.

From time to time, we need additional working capital for our operations. We renewed pre-existing loans of $3,638,056 from the Bank of Agriculture with 6 to 12 month terms from November 2008 to June 2009, with an annual interest rate ranging from 7.884% to 8.217%. We also entered into loans with various other lenders in the amount of $1,860,164 payable from November 2008 to June 2009, with annual interest rate from 0% to 12%.  All loans with the Bank of Agriculture mature within one year and are renewable upon maturity. We do not anticipate these loans will have material impact on our liquidity. We are current on all payments relating to these loans and expect to renew the loans upon maturity at terms and at interest rates comparable to our current loans. We have $5,498,200 in Notes Payable due within one year and $76,673 in lease payments due within one year.  With quick assets, or cash and other assets which can or will be converted into cash fairly soon including accounts receivable, totaling $10,132,901 we believe we have sufficient quick assets to fulfill our current liabilities.  Further we also expect to generate sufficient cash flows from further financing and operations to meet our debt services requirements.

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

CAPITAL RAISING TRANSACTIONS

January 2007 Private Placement

On January 30, 2007 we entered into a subscription agreement (the "Subscription Agreement") and related agreements (collectively with the Subscription Agreement, the "Agreements") for the purchase of $1,500,000 units of securities. We entered into the Agreements with 9 accredited investors (the "Investors") for an aggregate of $1,500,000 of financing of units of its securities consisting of 16,666,672 shares of common stock, common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at $.125 per share for a period of five years, and common stock purchase warrants to purchase 8,333,340 shares of common stock at an exercise price of $.15 per share for a period of five years.These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. The offering and sale of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance did not involve a public offering  This offering was done with no general solicitation or advertising.   The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, the Issuer met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

We paid a fee of $84,000 in cash to certain of the investors and issued common stock purchase warrants to purchase an aggregate of 1,555,558 shares of common stock exercisable at $.125 per share for a period of five years as a due diligence fee related to the January 2007 Private Placement. The recipients of the due diligence fee are as set forth below:

Total Due Diligence Fees Paid
Recipient	Cash	Common Stock Purchased Warrants @ $.125
Libra Finance	$9,075	168,056
Osher Capital, LLC	32,175	595,834
Utica Advisors	41,250	763,890
Robert Prager	1,500	27,778
	$84,000	1,555,558

We also paid Skyebanc, Inc. an NASD member and broker-dealer a finder's fee of $5,500 and issued common stock purchase warrants for 111,112 shares of common stock at an exercise price of $.125 for a period of five years.

We granted the purchasers a right of first refusal for a period of 24 months from the second closing date, February 27, 2007. In the event we should offer to sell common stock, debt or other securities to a third party except in certain instances including as consideration in a business combination in which the recipients or the issuance of our securities in connection with licensing agreements or other partnering arrangements providing that the recipients are not given registration rights, or if we issue stock or options pursuant to our stock option plans at prices equal to or greater than the fair market value of our common stock on the date of grant, the purchasers have the right to purchase the offered securities upon the same terms and conditions as we offered the securities to a third party. In addition, other than in the event of the foregoing excepted issuances, during the 24 month period from the effective date of the registration statement so long as the purchasers still own any of the shares sold in the offering (including the shares underlying the warrants), if we should issue any common stock or securities convertible into or exercisable for shares of common stock at a price per share of common stock or exercise price per share of common stock which is less than the purchase price of the shares paid by the purchasers in the offering, or less than the exercise price of the common stock purchaser warrants exercisable at $.125 per share, without the consent of each purchaser, then the purchaser's have the right to elect to retroactively substitute any term or terms of any new offering in connection with which the purchaser has a right of first refusal for any term or terms of this unit offering and adjustments will be made accordingly.

Any subsequent adjustments in the exercise price of the common stock purchase warrants will not result in additional shares of our common stock.

We agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement was not filed within the sooner of 75 days after February 27, 2007, and we did not cause the registration statement to be declared effective no later than July 27 2007, we were required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the purchase price of the outstanding shares and exercise price of the warrant shares owned of record by such holder which are subject to such non-registration event, but not to exceed in the aggregate 12% of the aggregate purchase price, or $180,000. As the registration statement was not declared effective until May 1, 2008, we are required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the purchase price, but not to exceed 12% of the aggregate purchase price, or $180,000.  As of June 30, 2008, the $180,000 remains outstanding and payable.

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective because of the material weaknesses described below. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

November 6, 2006 Restatement

As discussed in Note 1 to the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2006, in the Company’s initially filed annual report as required under Securities and Exchange regulations, the Company initially classified 8,095,574 shares of common stock, based on the fair value of each share at $0.141 for a total of $1,141,476, as common stock issuable in the stockholders’ equity section of the balance sheet and statements of stockholders’ equity. The underlying shares were recorded in connection with the acquisition of Shanghai JinKui Packaging Material Co., Ltd. (JinKui”) on June 30, 2006. The Company made a clerical error in the above classification. The Company was aware that these common shares should have been classified as a liability in connection with the acquisition. Accordingly, the financial statements have been amended.

February 12, 2008 Restatement

The financial statements for the fiscal year ended June 30, 2007 and June 30, 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

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

•
For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity.  The Company is now presenting this as a financing activity, in accordance with SFAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of June 30, 2006, nor the statement of operations or stockholders’ equity for the fiscal year ended June 30, 2006.  With the correction, the statement of cash flows for the fiscal year ended June 30, 2006 reflects an increase in cash flows from financing activities of $929,919.

•
For the fiscal year ended June 30, 2007 and  2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 10 - $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer.  The value of the reduction in exercise price has been calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the fiscal year ended June 30, 2006.  The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

•
For the fiscal year ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc.   In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skyebanc, Inc. for a one-year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term.  The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006 under the provisions of EITF 96-18 and SFAS 123.  These corrections resulted in an increase in consulting expense for fiscal year ended June 30, 2006 and a reduction in deferred compensation on our balance sheet for a similar amount.

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

             All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. We have taken the steps to eliminate the material weakness related to financial disclosure controls including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants. The accounting consulting staff has assisted us in implementing additional practices to ensure that we properly record shares as issued and outstanding and properly classify any related party transactions. However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements in future periods

The Company has created an independent Board of Directors. The Board of Directors has formed a Compensation Committee and an Audit Committee. However, no member of the Audit Committee qualifies as a financial expert. The Company is actively seeking such an expert.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 (f) under the Securities and Exchange Act of 1934, as amended. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and  procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's management in connection with the financial statements as of June 30, 2008.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein.

We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. In addition, at that time the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting  with respect to the  requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the financial reporting department occur.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except for the change in the Board of Directors noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

David Wu	38	Chief Executive Officer, President & Chairman of the Board

Xiali Gan	42	Chief Financial Officer & Director

Gongming Li	46	Independent Director

Yihua Zhang	46	Independent Director

Luming He	32	Independent Director

Orson Zhang	41	Secretary

Our Articles of Incorporation and Bylaws provide that the number of members of our Board of Directors shall be not less than one (1) and not more than nine (9) members.  We currently have two (2) directors, three (3) independent directors, and one (1) secretary.  Directors are elected by the shareholders at the annual meeting and serve until their successors are duly elected and qualified.  Directors are elected for a term of one (1) year.  All our officers serve at the discretion of our Board of Directors.  Mr. Xuejun Chen resigned from the Board of Directors on September 29, 2008.

The following is a biographical summary of the business experience of our directors and executive officers as of June 30, 2008:

David Wu became Chairman of the Board, Chief Executive Officer and President of our Company on October 4, 2004. Since August 1997, he has also been Chief Executive Officer and Chairman of Ningbo Anxin International Co. Ltd.  In November 1999, Mr. Wu assumed the position of Chairman of the Board, Chief Executive Officer and President of Ningbo City Jiangdong Yonglongxin Packaging Technology Co. Ltd. in addition to his responsibilities with Ningbo Dragon.  In 1996, Mr. Wu established Ningbo Daxie Development Zone Loyalty Trade Corporation, which distributed solid bleached sulfate to the packing industry in China.  Mr. Wu received his B.S. from Zhejiang University in 1992.  Mr. Wu devotes substantially all of his business time to our Company.

Xiali Gan became our Chief Financial Officer and a director on October 4, 2004. Since November 1999, Ms. Gan has served as the Accounting Manager of Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd.  This company was established by Ningbo Anxin International Co., Ltd.  Since November 1999, Ms. Gan has served as the Accounting Manager of Ningbo Anxin International Co., Ltd.  Ms. Gan graduated from Ningbo Senior College with a degree in accounting in 1986. She devotes substantially all of her business time to our Company.

Gongming Li joined the Board of Directors as an Independent Director in September, 2008.  Mr Li has led Ningbo Tianyuan CPA firm as the Senior Partner since September 2004, and has been a Director and Chief Accountant at the same firm since September 1999.  From 1992 to 1999, Mr. Li was the Director at Ningbo CPA firm of Tariff – Free Zone Branch and Jingdong Branch.  Mr. Li also worked as an accountant for the People’s Bank of China, Zhejiang Province Branch and Jingdong Branch.  Mr. Li received his Bachelor Degree in Economics from Renmin University in Beijing, China in 1983.

Yihua Zhang joined the Board of Directors as an Independent Director in September, 2008.  Mr. Zhang has served as Chairman of the Board for Ningbo Furui Investment Co., Ltd since 2006 and as a Director of the Board for Dahongying Packaging Material Co., Ltd since 1995.  Mr Zhang has been a factory director and general manager of several manufacturing plants in the Ningbo area beginning in 1990.  Mr. Zhang received his Bachelor Degree in Mechanical Engineering & Automatic Control from Dalian University of Technology in 1983.

Luming He joined the Board of Directors as an Independent Director in September, 2008.  Mr. He is the General Manager of Zhongzhi (Ningbo) Feiyu Internet Technology Co., Ltd and Zhongzhi (Shanghai) Investment Co., Ltd.  Mr. He specializes in legal matters of financial investment planning and negotiation.  Mr. He holds a Bachelor Degree in Law from East China University of Political Science and Law, with a minor in Finance and Financial Investment.

Orson Zhang became our Secretary on October 4, 2004.  From July 1999 through January 2001, he was the standing Vice General Manager of Jiangsu Dare Xinlian Foil Goods Co., Ltd., a manufacturer of the external and internal packaging materials.  In this position, he was responsible for daily operations, reporting directly to the president.  From February 2001 through January 2003, he was the QA/QC Manager of Shanghai International Paper Pacific Millennium Cup Co., Ltd., Shanghai, China, responsible for quality assurance and control.  SH International Paper Pacific Millennium Cup Co., Ltd. is an agent of pulp and paper products of International Paper Company in the Asia region.  From February 2003 through October 2004, he was the Vice General Manager of Shanghai DIJI Investment Management Co., Ltd., Shanghai, China, a management and consulting firm in the pulp and paper industry in China.  He graduated from Northwestern Light Industrial College in 1988, and majored in Auto Control Technology. Mr. Zhang devotes substantially all of his time to our Company.

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

Key Employees

Kung Ming (Eric) Kuo , (54) Wellton’s general manager and sole employee, joined Wellton International Fiber Corp. at inception.  Prior to joining Wellton, Mr. Kuo was employed by Pacific Millennium Paper Company from January 1992 thru January 2002 as its general manager.  Mr. Kuo has 16 years of experience in the paper and pulp industry.  Mr. Kuo graduated from Taiwan Marine & Oceanic University in June 1974.

Feng Yang , (36) has served as vice general manager of Shanghai JinKui Packaging Material Co., Ltd. since our acquisition of Shanghai Jin Kui in June 2006.  From March 1997 to June 2006, Mr. Yang served as marketing manager of Ningbo Dragon International Trade Co., Ltd. (f/k/a Ningbo Anxin International Trade Co., Ltd.)

Zhongmin Yang , (43), has served as vice general manager of Hangzhou Yongxin Paper Co., Ltd. (“Yongxin”) since March 2003.  Mr. Yang served as marketing manager of Zhejiang Meinong Silk Screen Printing Co., Ltd. from January 1999 to February 2003.

Director Independence, Audit Committee of the Board of Directors and Audit Committee Financial Expert

Our Board of Directors is presently comprised of individuals who were integral in either the start-up of our company or the business of our subsidiaries, in the case of Mr. Wu, or general business skills, as in the case of Ms. Gan, and independent directors who have a variety of experience and backgrounds, who can represent the balanced, best interests of all our security holders.    As we grow, in the future our Board of Directors intends to seek an additional board member who is an "audit committee financial expert" defined by the SEC.

Our Board of Directors recently established an Audit Committee, Nominating Committee, and Compensation Committee.  Shareholders can find the Audit Committee charter attached herewith as an exhibit and can also find all committee charters on our website.

Audit Committee

Our Board of Directors recently established an Audit Committee that will take oversight responsibilities relating to the integrity of the Company's financial statements, financial reporting process, and systems of internal accounting and financial controls; the Audit Committee will also review the qualifications, independence, and performance of the independent auditor.  The following independent board members make up the membership of this committee: Mr. Gongming Li (Chairman), Mr. Luming He, and Mr. Yihua Zhang.

Our Board of Directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that each member is financially literate and experienced in business matters and together with the aid of outside consultants is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Nominating Committee

Our Board of Directors recently established a Nominating Committee that will take over the functions of evaluating and nominating board members.  Our Board of Directors has remained the same for the past 3 years, and each year the directors attendance and performance is reviewed, and we intend to continue this review in the future with the independent board members making up this Committee.  The following independent board members make up the membership of this committee: Mr. Luming He (Chairman), Mr. Gongming Li, and Mr. Yihua Zhang.

Compensation Committee

Our Board of Directors recently established a Compensation Committee that will take over the functions of evaluating and reviewing executive and employee compensation.  The following independent board members make up the membership of this committee: Mr. Yihua Zhang (Chairman), Mr. Gongming Li, and Mr. Luming He.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. No such reports were required to be filed during the fiscal year ended June 30, 2008.

Code of Ethics

Effective September 30, 2008, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Chief Executive Officer, Principal Financial and Accounting Officer as well as all other employees.  Effective the same date, our Board of Directors also adopted a policy statement on the prevention of insider trading.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	accountability for adherence to the Code of Business Conduct and Ethics.

A copy of our Code of Business Conduct and Ethics has been filed with the SEC as an exhibit to this report. The Code of Business Conduct and Ethics is available at our website at www.drgg.net. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441, Attention: DRGG Corporate Secretary.

Stock Option Plans

2005 Equity Compensation Plan

In June 2005, our Board of Directors and a majority of our shareholders approved by consent our “2005 Stock Option Plan” (the “Equity Compensation Plan” or the “Plan”).  This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others.  We reserved 5,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and security holders, as required.  As of December 31, 2006, grants for a total of 5,000,000 shares had been made under the 2005 Equity Compensation Plan.  No shares remain available under the 2005 Equity Compensation Plan.

Item 11. Executive Compensation

The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended June 30, 2008 and 2007: (i) individuals who served as, or acted in the capacity of, our principal executive officer for the fiscal year ended June 30, 2008; and (ii) our other most highly compensated executive officer, who together with the principal executive officer are our most highly compensated officers whose salary and bonus exceeded $100,000 with respect to the fiscal year ended June 30, 2008 and who were employed at the end of fiscal year 2008.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Deferred Compensation	All Other Compensation	Total
David Wu	2008	16,524	21,582	-	-	-	-	-	38,106
	2007	15,852	-	-	-	-	-	-	15,852
Kung Ming (Eric) Kuo	2008	210,000	-	-	-	-	-	-	210,000
	2007	210,000	-	-	-	-	-	-	210,000

(1) The annual amount of perquisites and other personal benefits, if any, did not exceed $10,000 for each named executive officer and has therefore been omitted, unless otherwise stated above.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2008

There were no grants of plan-based awards to Executive Officers during fiscal 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards awarded to Executive Officers as of June 30, 2008:

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR 2008

There were no option awards exercised or stock that vested during fiscal 2008:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2008

We did not pay any director fees during fiscal year 2008 since we did not have any independent directors. We plan to pay our new independent directors an undetermined amount to compensate them for their time for attending to board business and reimburse them for traveling expenses, food and lodging.  The amount of total compensation will be prudent and in-line with industry standards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At September 25, 2008 we had 116,408,022 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 25, 2008 by:

•	Each person known by us to be the beneficial owner of more than 5% of our common stock
•	Each of our directors
•	Each of our executive officers
•	Our executive officers, directors and director nominees as a group

The percentages in the table have been calculated on the basis of treating the following as outstanding shares: a) shares of our common stock outstanding on that date, and b) all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
David Wu (2)	12,250,000	10.5%
Kung Ming (Eric) Kuo (3)	5,000,000	4.3%
Xiali Gan	-	0.0%
All Officers & Directors	17,250,000	14.8%
as a group (three persons)
Capital One Resource Co., Ltd. (4)	6,971,037	6.0%

(1)  Unless otherwise noted, the address of each of these persons is c/o Dragon International Group Corp., No. 201 Guangyuan Road, District C, Investment Pioneering Park, Jiangbei, Ningbo, China 315033

(2)  The number of shares beneficially owned by David Wu includes:
12,250,000 shares of common stock, Mr. Wu owns no options or warrants to buy future shares

(3) The number of shares beneficially owned by Kung Ming (Eric) Kuo includes:
5,000,000 shares of common stock, Mr. Kuo owns no options or warrants to buy future shares.

(4)  Capital One Resource Co., Ltd., a Chinese entity, is a wholly owned subsidiary of CDI China, Inc. a Florida corporation, which is a wholly owned subsidiary of China Direct, Inc., which acts as consultant to us. Their address is W635 Jinjiangjunling Mansion, 59 Maomingnan Rd, Shanghai China, 200020. China Direct, Inc. is a listed public company. Yuejian (James) Wang and Marc Siegel, CEO and President of China Direct, Inc., have voting and dispositive control over securities held by China Direct, Inc.

At June 30, 2008, 5,000,000 shares had been issued under the 2005 Equity Compensation Plan.  No more options are available for issuance, under equity compensation plans.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to related party balances consist of the following amounts due to Kung Ming (Eric) Kuo, general manager of Wellton for the fiscal years ended June 30, 2008 and 2007:

Description	June 30, 2008	June 30, 2007
Unpaid Salary	$ 106,200	$ 105,000
Dividend Liability	242,000	1,050,000
Shareholder Loan	254,311	324,311
TOTAL	$ 602,511	$1,479,311

On June 1, 2005 Ningbo Dragon acquired 100% of Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging"). Dragon Packaging, established in August 2002, is located in Ningbo, China. Dragon Packaging had no operations at the time of the acquisition. Ningbo Dragon acquired the assets of Dragon Packaging, notably land use rights valued at $2,494,247. Under the terms of the agreement Ningbo Dragon assumed land use rights of $2,494,247, other assets of $1,306,588, and debt of $1,007,329.  The other assets of $1,306, 588 consisted of cash, prepaid expenses, other receivables, fixed assets and deferred assets. At the time of this acquisition we held a due from a related party of $2,793,506. We acquired Dragon Packaging in exchange for the waiver of the $2,793,506 owed to us. As a result Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon.

Prior to the acquisition, Dragon Packaging was owned by Taiyuan Feng, an unrelated third party.

On the land acquired in the agreement with Dragon Packaging, Ningbo Dragon constructed a 91,400 square foot manufacturing facility.  The total cost of the new facility was approximately $1,500,000.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accounting firm for professional services rendered during fiscal years 2008 and 2007:

Service	Fiscal 2008	Fiscal 2007
Audit Fees	$131,788	$88,000
Audit-related Fees	0	0
Tax Fees	20,000	0
All Other Fees	0	0
Total	$151,788	$88,000

Audit Fees consist of fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended June 30, 2008 and June 30, 2007 and the review of the interim consolidated financial statements included in the quarterly reports related to fiscal years ended June 30, 2008 and June 30, 2007.

Audit-Related Fees consist of fees billed for professional services rendered by Sherb & Co., LLP in assisting the Company with the quarterly reviews and fiscal year-end audit of our financial statements.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(a)
The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

Exhibit
No.	Description

2.5	Agreement and Plan of Reorganization between Retail Highway.com, Inc. and Dragon International Group Corp. previously filed as an exhibit to the Company's Form 8-K dated October 1, 2004.

2.6	Amendment to Plan of Reorganization previously filed as an exhibit to the Company's Form 8-K dated October 1, 2004.

2.7	Stock Purchase Agreement for 30% interest in Ningbo Dragon International Trade Co., Ltd. previously filed as an exhibit to the Company's Form 8-K dated February 16, 2005.

2.8	Form of Secured Convertible Debenture previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.9	Form of Security Agreement - March 2005 Offering previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.10	Form of Warrant - March 2005 Offering previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.11	Form of Secured Convertible Promissory Note - July 2005 Offering previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

2.12	Form of Warrant - July 2005 Offering previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

3.1	Articles of Incorporation previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.2	Amendment to Articles of Incorporation previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.3	Bylaws previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.4	Amendment to Articles of Incorporation previously filed as an exhibit to the Company's Form 8-K filed April 30, 1999.

3.5	Articles of Merger between Retail Highway.com, Inc. and Dragon International Group Corp. previously filed as an exhibit to the Company's Form 8-K/A filed December 6, 2004.

3.6	Audit Committee Charter*

3.7	Code of Business Conduct and Ethics*

10.1	Office Lease - Principal place of business previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.2	Additional business lease - in Fuming County Zhang'ai Village Economic Cooperation Group previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.3
Stock Purchase Agreement between the Company, Ningbo Dragon and Xianyang Naite Research & Development Center dated August 1, 2005 previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.4
Stock Purchase Agreement between the Company, Ningbo Dragon and Hangzhou Yongxin Paper Co., Ltd., dated July 1, 2005 previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.5
Stock Purchase Agreement between Ningbo Dragon and Ningbo XinYi Paper Product Industrial Co., Ltd., dated June 1, 2005 previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.6	Consulting and Management Agreement between the Company and China Direct Investments, Inc. previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 28, 2006.

10.7	Credit Line Agreement of Guangdong Development Bank previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.8	Mortgage Loan Contract Commercial Bank of Ningbo previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.9	2005 Stock Option Plan previously filed as an exhibit to the Form S-8 Registration Statement filed July 19, 2005.

10.10	Consulting Agreement between the Company and Skyebanc, Inc. previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated June 6, 2007.

10.11
Purchase Contract between Shanghai Jin Kui Packaging Material Co., Ltd. and Hunan Prince Milk Group previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated June 6, 2007.

10.12
Stock Purchase Agreement between Dragon International Group Corp. and Wellton International Fiber Corp. dated as of January 16, 2007 previously filed as an exhibit to the Company's Current Report on Form 8-K filed on January 19, 2007.

10.13
Stock Purchase Agreement between Dragon International Group Corp. and Wellton International Fiber Corp. dated as of June 29, 2007 previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 2007.

10.14	Employment agreement between Wellton International Fiber Corp., and Kung Ming Kuo previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 2007.

10.15	Employment agreement between the Company and David Wu previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 10, 2007.

10.16	Lease agreement previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 10, 2007.

21	List of Subsidiaries.*

23.1	Consent of Sherb & Co., L.L.P.*

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________
* filed herewith.

DRAGON INTERNATIONAL GROUP CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2008 and 2007

Consolidated statements of operations for the years ended June 30, 2008 and 2007

Consolidated statements of cash flows for the years ended June 30, 2008 and 2007

Consolidated statements of shareholders’ equity and comprehensive income (loss) for the years ended June 30, 2008 and  2007

Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Directors
Dragon International Group Corp.

We have audited the accompanying consolidated balance sheets of Dragon International Group Corp. and its subsidiaries (“Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon International Group Corp. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
September 5, 2008

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007
ASSETS		Restated

CURRENT ASSETS:
Cash	$213,110	$1,032,519
Accounts receivable (net of allowance for doubtful accounts of $1,333,501 and $206,454, respectively)	9,919,791	7,321,905
Inventories	4,819,435	2,097,854
Advances on purchases	5,034,567	4,167,033
Other receivables	57,536	-
Prepaid expenses and other current assets	39,291	594,677
Total Current Assets	20,083,730	15,213,988

CASH RESTRICTED	240,112	262,302
PROPERTY AND EQUIPMENT - Net	3,125,797	2,851,721
LAND USE RIGHTS - Net	2,813,666	2,593,636
INTANGIBLE ASSETS - Net	-	310,236
DEFERRED EXPENSE	28,525	-
Total Assets	$26,291,830	$21,231,883

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$5,498,220	$3,946,378
Accounts payable	8,505,110	4,615,665
Accrued expenses	283,616	370,522
Advances from customers	62,504	25,355
Income tax payable	40,015	1,397,117
Liability in connection with acquisition	-	573,022
Due to related parties	602,511	1,479,311
Total Current Liabilities	14,991,976	12,407,370

MINORITY INTEREST	-	603,557

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
117,033,022 and 96,363,982 shares issued and outstanding)	117,033	96,364
Additional paid-in capital	11,640,962	10,143,001
Accumulated deficit	(1,800,842)	(2,503,967)
Other comprehensive income - foreign currency	1,342,701	485,558
Total Stockholders' Equity	11,299,854	8,220,956

Total Liabilities and Stockholders' Equity	$26,291,830	$21,231,883

See notes to consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	June 30,
	2008	2007
		Restated

NET REVENUES	$44,489,312	$15,337,586

COST OF SALES	41,077,939	13,912,099

GROSS PROFIT	3,411,373	1,425,487

OPERATING EXPENSES:
Selling expenses	624,290	351,484
General and administrative Expenses	3,068,668	1,535,609
Total Operating Expenses	3,692,958	1,887,093

INCOME (LOSS) FROM OPERATIONS	(281,585)	(461,606)

OTHER INCOME (EXPENSE):
Revision of tax accrual recognized in connection with the acquistion of Wellton	1,395,467	-
VAT tax abatement	63,550	118,472
Registration rights penalty	-	(180,000)
Interest income (expense)	(350,346)	(189,959)
Total Other Income (Expense)	1,108,671	(251,487)

INCOME (LOSS) BEFORE INCOME TAXES	827,086	(713,093)

INCOME TAXES	(48,091)	(88,926)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	778,995	(802,019)

MINORITY INTEREST IN INCOME OF SUBSIDIARY	(75,870)	-

NET INCOME (LOSS)	$703,125	$(802,019)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	$857,143	$312,606

COMPREHENSIVE INCOME (LOSS)	$1,560,268	$(489,413)

NET INCOME PER COMMON SHARE
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted Common Shares Outstanding - Basic	111,539,491	81,331,308
Weighted Common Shares Outstanding - Diluted	111,709,627	81,331,308

See notes to consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock, $.001 Par Value		Common Stock Issuable		Additional	Retained	Other	Total
	Number of		Number of		Paid-in	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance at
June 30, 2006	64,532,069	$64,532	890,000	$890	$7,335,468	$(1,701,948)	$172,952	$5,871,894
Restated

Common stock issued in connection with acquisitions	8,095,574	8,095	-	-	1,133,380	-	-	1,141,475
Sale of common stock in private placements and related issuances	18,666,672	18,667	-	-	1,313,333	-	-	1,332,000
Common stock issuable	890,000	890	(890,000)	(890)	-	-	-	-
Exercise of warrants	179,667	180	-	-	820	-	-	1,000
Shares issued under consulting agreement	4,000,000	4,000	-	-	360,000	-	-	364,000
Net loss for the year	-	-	-	-	-	(802,019)	-	(802,019)
Foreign Currency translation adjustment	-	-	-	-	-	-	312,606	312,606

Balance at
June 30, 2007	96,363,982	96,364	-	$-	$10,143,001	$(2,503,967)	$485,558	8,220,956
Restated

Common stock issued in connection with acquisitions	16,051,040	16,051	-	-	1,236,399	-	-	1,252,450
Common stock issued for services	4,000,000	4,000	-	-	256,000	-	-	260,000
Exercise of warrants	618,000	618	-	-	5,562	-	-	6,180
Net income for the year	-	-	-	-	-	703,125	-	703,125
Foreign Currency translation adjustment	-	-	-	-	-	-	857,143	857,143

Balance at
June 30, 2008	117,033,022	$117,033	-	$-	$11,640,962	$(1,800,842)	$1,342,701	$11,299,854

See notes to consolidated financial statements.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	June 30,
	2008	2007
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$703,125	$(802,019)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	481,073	442,772
Impairment of intangible assets	310,236	-
Income tax abatement	(1,357,102)	-
Stock-based compensation	-	360,000
Securities issued for services	260,000	-
Allowance for doubtful accounts	1,127,047	3,678
Minority interest	75,870	-

Changes in assets and liabilities:
Accounts receivable	(3,724,933)	1,948,455
Inventories	(2,721,581)	1,195,992
Prepaid and other current assets	83,855	342,934
Note receivable	445,913	-
Other receivable	(57,536)	-
Advances to employees	25,618	(25,618)
Advances on purchases	(867,534)	(3,361,371)
Other assets	(28,525)	78,759
Accounts payable	3,889,445	551,744
Accrued expenses	(86,906)	(1,671,591)
Advances from customers	37,149	(43,339)

NET CASH USED IN OPERATING ACTIVITIES	(1,404,786)	(979,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from related parties	-	3,498
Cash acquired in acquisition	-	380,436
Increase in notes receivable	-	(445,913)
Capital expenditures	(678,259)	(1,072,153)

NET CASH FLOWS USED IN PROVIDED BY INVESTING ACTIVITIES	(678,259)	(1,134,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,551,843	5,761,340
Repayment of notes payable	-	(4,577,169)
Decreease in restricted cash	22,190	-
Common stock issued for raising capital	-	1,336,000
Repayments due to related parties	(876,800)	-
Proceeds from exercise of common stock purchase warrants	6,180	1,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	703,413	2,521,171

EFFECT OF EXCHANGE RATE ON CASH	560,223	158,812

NET INCREASE (DECREASE) IN CASH	(819,409)	566,247

CASH - beginning of year	1,032,519	466,272

CASH - end of year	$213,110	$1,032,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$360,602	$196,015
Income Taxes	$48,091	$88,926

Non-cash investing and financing activities
Issuance of common stock for liability in connection with acquisition	$1,252,450	$1,141,475
Acquisition details:
Fair value of assets acquired	$-	$4,715,489
Liabilities assumed	$-	$4,142,467

See notes to consolidated financial statements.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

We are a manufacturer and distributor of a variety of paper products and packaging materials. Our principal executive offices and manufacturing facilities are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China.  Our manufacturing operations are led by Ningbo Dragon International Trade Co., Ltd. (“Ningbo Dragon”) and its subsidiary companies.  The main customers of our manufacturing products are leading pharmaceutical companies in the People’s Republic of China, Pakistan, and India.  Our distribution operations are led by Wellton International Fiber Corp. (“Wellton”) located in Hong Kong, China.  Wellton is an agent and supplier of paper pulp, waste paper, and recycled paper products.  Its main customers are manufacturers of paper and packaging products ranging from office paper to industrial cardboard.

We operate various entities engaged in the paper industry. However, we evaluate the business and our products under two core segments: (i) Pulp and Paper and (ii) Packaging. Our Pulp and Paper segment consists of the operations of Wellton and our Packaging segment consists of the operations of Shanghai Jin Kui and Ningbo Dragon and its subsidiaries.  Our various entities enable us to be diversified within the paper industry and support our goal to become a leader in the manufacture and distribution of a) pharmaceutical packaging products and b) pulp and paper products within China.  Our operations are conducted through the following subsidiaries of Dragon Nevada:

PULP AND PAPER SEGMENT:

I.	Wellton International Fiber Corp. ("Wellton")
Wellton is a wholly owned subsidiary of Dragon Nevada.  Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007. Wellton was formed on February 2002 under the laws of the British Virgin Islands and operates as an agent and supplier for two categories of goods: paper pulp and waste paper products.  Revenues for Wellton are derived from a diverse customer base located primarily in the PRC where no customer represents more than 10% of revenues.

PACKAGING SEGMENT:

II.	Shanghai Jin Kui Packaging Material Co., Ltd. (“Shanghai Jin Kui”)
Shanghai Jin Kui is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Shanghai Jin Kui on June 30, 2006. Shanghai Jin Kui is a manufacturer of specialized packaging products, e.g. blister packs, for the pharmaceutical and food industry. In 2005, Shanghai Jin Kui obtained Good Manufacturer Practice ("GMP") status from the Chinese State Food and Drug Administration ("SFDA") and ISO9000 Quality Assurance System.

III.	Dragon International Group Corp., a Florida corporation ("Dragon Florida")
Dragon Florida is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired a 100% interest in Dragon Florida on October 4, 2004.  Dragon Florida is a holding company and operates the following subsidiary:

1.	Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon")
Ningbo Dragon is a wholly owned subsidiary of Dragon Florida. Ningbo Dragon was formed on August 29, 1997. Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004 and acquired the remaining 30% interest on December 31, 2004. Ningbo Dragon is a manufacturer and distributor of paper and integrated packaging paper products.  Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products.  Revenues for Ningbo Dragon are derived primarily from operations within China with a diverse customer base where no customer represents more than 10% of revenues. In addition to its own operations, Ningbo Dragon directly operates the following three subsidiaries:

•	Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin")
Yonglongxin is a wholly owned subsidiary of Ningbo Dragon. Yonglongxin was formed on November 8, 1999.  Yonglongxin is a manufacturer of paperboard products and holds an ISO9000 certificate.  Yonglongxin operates a civil welfare manufacturing facility, which enjoys government subsidies for employing handicapped citizens in Zhang'ai Village, Fuming County, near Ningbo, China.  Yonglongxin also operates the Xianyang Naite Research & Development Center ("R&D Center").  The R&D Center was created to develop, design and improve production methods.

•	Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon.  Ningbo Dragon acquired a 100% interest in Dragon Packaging on June 1, 2005. Dragon Packaging is a manufacturer of packaging materials products for the pharmaceutical and food industry.

•	Hangzhou Yongxin Paper Co., Ltd. ("Yongxin”)
Ningbo Dragon holds a 60% interest in Yongxin.  Ningbo Dragon acquired a 60% interest on July 1, 2005. Yongxin manufactures, sells, and distributes cigarette packaging materials and is located in Hengjie Village of the Liuxia town in Hangzhou, Zhejiang Province, China.

Henceforth Dragon Nevada, Dragon Florida, Ningbo Dragon, Wellton or any of its subsidiaries are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding that company.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the fiscal years ended June 30, 2007 and 2006 have been restated to correct the accounting treatment previously accorded certain transactions.

o
In July 2005, the Company entered into a consulting agreement with China Direct Investments, Inc. to provide business development and management service. In connection with this agreement, the Company issued 400,000 shares of common stock with a fair value on the date of grant of $.26 per share totaling $104,000. Initially, the Company had recorded deferred consulting expense and amortized the cost over the one-year term of the agreement. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, the Company determined that the measurement date of the transaction was triggered and, absent a sufficiently large disincentive for non-performance, which was not provided in the agreement, the financial statements have been restated to expense the entire fair value of $104,000 as of the effective date of the agreement.

o
For the fiscal year ended June 30, 2006, the Company erroneously filed financial statements presenting in their statement of cash flows the decrease of restricted cash as an investing activity. The Company is now presenting this as a financing activity, in accordance with SFAS 95 "Statement of Cash Flows". This error did not affect the balance sheet as of June 30, 2006, or the statements of operations or stockholders' equity for the fiscal year June 30, 2006. With this correction, the statements of cash flows for the fiscal year ended June 30, 2006 reflect an increase in cash flows from financing activities of $929,919.

o
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously did not value the reduction in exercise price of existing warrants (see Note 10 - from $0.30 to $0.15 for the 3,704,800 July 2005 Warrants and the reduction in exercise price from $0.40 to $0.15 for the 1,787,500 March 2005 Warrants) associated with an induced conversion offer. The value of the reduction in exercise price was calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the fiscal year ended June 30, 2006. The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

o
For the fiscal years ended June 30, 2007 and 2006, the Company erroneously had deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of its common stock to China Direct, Inc. and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period, also to China Direct, Inc. In addition, in February 2006, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, to Skyebanc, Inc. for a one-year financial advisory consulting agreement. The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term. The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123 (R).  These corrections resulted in an increase in consulting expense for fiscal year ended June 30, 2006 and a reduction in consulting expense for subsequent periods and deferred compensation on our balance sheets for a similar amount as detailed below.

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Balance sheet data as of June 30, 2007:

	As Filed		Adjustment to Restate	Restated
Additional Paid-in Capital	$8,828,334	(a)	$507,429
		(b)	447,238
		(c)	360,000
	$8,828,334		$1,314,667	$10,143,001

	As Filed		Adjustment to Restate	Restated
Accumulated Deficit	$(1,189,300)	(a)	$(854,941)
		(b)	(447,238)
		(d)	(12,488)
	$(1,189,300)		$(1,314,667)	$(2,503,967)

Consolidated statements of operations for the fiscal year ended June 30, 2007:

	As Filed		Adjustment to Restate	Restated
General and Administrative Expenses	$1,523,121	(a)	$(347,512)
(including stock-based consulting expenses)		(c)	360,000
	$1,523,121	(d)	$12,488	$1,535,609

Net Loss per share
Basic	$(0.01)		$0.00	$(0.01)
Diluted	(0.01)		0.00	(0.01)

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

(d)	Represents net difference in stock based consulting expense recognized:

Reverse amortization of previously
capitalized consulting fees	$(347,512)

Consulting expense recognized in connection
with January 2007 Stock issuance	$360,000
$12,488

BASIS OF PRESENTATION

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Some payables previously classified as Accounts Payable are now classified as Due to Related Party.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts of accounts receivable, the useful life of property, plant and equipment and land use rights.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2008, the Company maintains a cash balance of $453,222. Of this amount, $444,538  is held in China, of which $240,112  is restricted as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet. The remaining balance of $8,684 is held in the U.S.

ACCOUNTS RECEIVABLE
Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2008, the allowance for doubtful accounts was $1,333,501.

INVENTORIES
Inventories, consisting of raw materials, work in progress, and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

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

NET INCOME (LOSS) PER SHARE
The Company has adopted SFAS 128, "Earnings per Share". Income (Loss) per common share is computed by dividing income, or loss, available to common shareholders by the weighted average number of common shares outstanding during the period. Only the common stock equivalents with an exercise price less than $0.06 per share have been included, all other are not included as they are anti-dilutive. As of June 30, 2008 and 2007, there were warrants outstanding for the purchase of 42,697,282 and 43,315,282 common shares, respectively, which could potentially dilute future earnings per share.

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
JUNE 30, 2008 AND 2007

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

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY
The Company amortizes the intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams of these acquired entities. For the fiscal years ended June 30, 2008 and 2007, amortization expenses for intangible assets amounted to $288,022 and $108,342, respectively.  In the current fiscal year, management found the intangible assets to be impaired and wrote-off the remaining balances for all intangible assets.  The increase in amortization expense is due to the write-off.

LONG LIVED ASSETS
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

ADVANCES ON PURCHASES
At June 30, 2008, advances on purchases amounted to $5,034,567. The amount consists of prepayments by the Company for merchandise that had not yet been shipped to the Company. The Company will recognize the payment as inventory when the Company takes delivery of the goods.

ADVANCES FROM CUSTOMERS
Customer deposits at June 30, 2008 of $62,504 consist of prepayments to the Company for merchandise that had not yet been shipped. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

COMPREHENSIVE INCOME
The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the fiscal year ended June 30, 2008 included net income and foreign currency translation adjustments.

FOREIGN CURRENCY TRANSLATION
Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2008, the exchange rate for the Chinese Renminbi was 1 U.S. dollar for 6.8718 RMB.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary, Ningbo Dragon, is the local currency, the Chinese dollar or Renminbi ("RMB"). The financial statements of the subsidiaries operating in China are translated into United States dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash at June 30, 2008 and 2007 was $560,223 and $158,812, respectively.

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At June 30, 2008, the Company, held a total of $453,222 in bank deposits. Of this amount $444,538 is held in China, and $8,684 is held in the U.S. Of the cash balance of $444,538 held in China, $240,112 is restricted. The amount of $240,112 is being held in a bank account as collateral for certain letters of credit and is presented as restricted cash on the accompanying balance sheet. The remaining unrestricted cash balance of $204,426 is held in bank deposits in China which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2008. The Company also performs ongoing credit evaluations of its banks and customers to help further reduce credit risk.

REVENUE RECOGNITION
The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.  The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred and amounted to $2,289 and $1,517 for the fiscal years ended June 30, 2008 and 2007, respectively, and are included in general and administrative expenses on the accompanying statements of operations. Research and Development costs are incurred on a project specific basis.

ADVERTISING
Advertising is expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2008 and 2007 were not material.

SHIPPING COSTS
Shipping costs are included in selling and marketing expenses and totaled $45,248 and $158,675 for the fiscal years ended June 30, 2008 and 2007, respectively.

MINORITY INTEREST
Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore,  included a $0 Minority Interest balance for Yongxin as shown on the Consolidated Balance Sheet.  This subsidiary no remaining positive equity capital, as such the Company consolidated 100% of the losses as the minority owners have no obligation to compensate the Company for the minority share of  the losses. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

SEGMENT INFORMATION
The Company currently operates in one business segment as determined in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The determination of reportable segments is based on the way management organizes financial information for making operating decisions and assessing performance. All operations and sales are located in the Peoples Republic of China and United States of America. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the Staff of the SEC issued SAB No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior fiscal year misstatements in quantifying current fiscal year misstatements for the purpose of determining whether the current fiscal year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157; Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of FASB 157 to determine the future impact on our consolidated financial statements.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact to be material.

In February 2007, the FASB issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 and we are required to adopt the pronouncement in the first quarter of our fiscal 2010. We are currently evaluating the impact that the adoption of SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 16). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

In April 2008, FASB issued FSP 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (FSP 142-3). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The FSP also requires that an entity disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class. The FSP is effective for financial statements for fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion, (FSP APB 14-1). The FSP will require us to separately account for the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP will not permit early application and will require retrospective application to all periods presented. We are currently evaluating the impact that the adoption of the FSP will have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – INVENTORIES

At June 30, 2008 and June 30, 2007, inventories consisted of the following:

	June 30, 2008	June 30, 2007
Raw Materials	$669,322	$591,257
Work In Progress	1,608,582	-
Finished Goods	2,541,531	1,506,597
	$4,819,435	$2,097,854

NOTE 3 – LAND USE RIGHTS

In connection with the acquisition of Dragon Packaging on June 1, 2005, the Company acquired land use rights valued as of June 30, 2008 at $3,005,379 (Local currency of RMB 20,652,366) through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053. The Company commenced amortizing this land use right over the contract period beginning July 1, 2005. For the fiscal years ended June 30, 2008 and 2007, amortization expenses amounted to $60,276 and $60,060, respectively. The value of the land use rights remained constant in the local currency of RMB, the change in the valuation as it relates to U.S. dollars is associated with the currency fluctuation.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 3 – LAND USE RIGHTS (CONTINUED)

Land Use Rights (Estimated Useful Life: 47 years)	$3,005,379
Less: Accumulated Amortization	191,713
$2,813,666

The future amortization of the land use right are as follows valued as of June 30, 2008:

Fiscal Year Ended June 30, 2009	$63,944
Fiscal Year Ended June 30, 2010	63,944
Fiscal Year Ended June 30, 2011	63,944
Fiscal Year Ended June 30, 2012	63,944
Fiscal Year Ended June 30, 2013	63,944
Thereafter	$2,493,945

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2008, property and equipment consisted of the following:

Asset Class	Estimated Life	Value
Auto and Truck	10 years	$-
Manufacturing Equipment	5 years	2,590,684
Building and Improvements	20 years	1,287,304
Office Equipment	5 years	74,876
CIP		343343
		4,296,207
Less: Accumulated Depreciation		(1,170,410)
		$3,125,797

For the fiscal years ended June 30, 2008 and 2007, depreciation expense for property and equipment amounted to $404,183 and $274,370, respectively.

NOTE 5 - ACQUISITIONS

On July 1, 2005, the Company acquired a 60% interest in Hangzhou Yongxin Paper Co., Ltd. ("Yongxin"). Yongxin, established in 2003, is located in Hangzhou of Zhejiang Province, China. Yongxin manufactures and sells cigarette packaging materials. The Company issued an aggregate of 1,000,000 shares of common stock in consideration for the net assets of Yongxin. The fair value of the common stock issued was based on the $.34 closing price of the common stock on the acquisition date and amounted to $340,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of the acquisition, the purchase price exceeded the fair value of net assets by $322,192. The excess had been applied to an intangible asset — categorized as marketing-related intangible assets and customer-related intangible assets — that would be amortized over five years on a straight-line basis. Two fiscal years of amortization expense of $74,752 and $71,837 were charged to earnings for the fiscal years ended June 30, 2007 and 2006.  During June 30, 2008 Yongxin refocused its operations away from the cigarette packaging business.  As a result, management decided the associated intangible asset has been impaired and wrote-off the remaining balance of $215,074 as an impairment expense classified under G&A expenses during the fiscal year ended June 30, 2008.  The value of the intangible asset remained constant in the local currency of RMB, the change in the amortization and valuation as it relates to U.S. dollars is associated with the currency fluctuation.

On August 1, 2005 Ningbo Dragon's subsidiary, Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin"), acquired the Xianyang Naite Research and Development Center ("R&D Center"). The Company paid $25,000 in cash and issued 500,000 shares of common stock in consideration for this acquisition. The fair value of the common stock issued was based on the $.28 closing price of the common stock on the acquisition date and amounted to $140,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the purchase price exceeded the fair value of net assets by $163,928. The excess had been applied to an intangible asset — categorized as technology-based intangible assets — that would be amortized over five years on a straight-line basis. Two fiscal years of amortization expense of $36,505 and $33,210 were charged to earnings for the fiscal years ended June 30, 2007 and 2006.  During June 30, 2008, we ceased operations at the R&D Center and wrote-off the remaining intangible asset balance of $72,948 as an impairment expense classified under G&A expenses during the fiscal year ended June 30, 2008.   The value of the intangible asset remained constant in the local currency of RMB, the change in the amortization and valuation as it relates to U.S. dollars is associated with the currency fluctuation.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 5 - ACQUISITIONS (CONTINUED)

On June 30, 2006, the Company acquired Shanghai Jin Kui Packaging Material Co., Ltd. (“Shanghai Jin Kui"). Shanghai Jin Kui, established in 2004, is located in Shanghai, China and is a manufacturer of packaging materials. The Company issued 8,095,574 shares of common stock, based on the fair value of each share at $0.141 per share, equaling the $1,141,475 equity of Shanghai JinKui on the date of the acquisition. The results of operations of Shanghai JinKui are included in the consolidated results of operations of the Company from July 1, 2006. As of June 30, 2006, the shares had not been issued, and accordingly they were accounted for as a liability until such time that they were issued. The Company issued 8,095,574 shares of common stock on November 1, 2006. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141.

On June 29, 2007, the Company acquired a 51% interest in Wellton International Fiber Corp. ("Wellton"). Wellton, established in 2002 as a company organized under the laws of the British Virgin Islands acts as an agent and supplier for paper pulp and waste paper. Under the terms of the agreement, the Company issued 8,186,029 shares of common stock, based on the fair value of each share at $0.07 per share, equaling the $573,022 equity of Wellton on the date of acquisition. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The results of operations of Wellton are not included in the consolidated results of operations for the fiscal year ended June 30, 2007 since the acquisition date is on June 29, 2007.  Pro-forma financial information for Wellton is available for the fiscal year ended June 30, 2007 in NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED).

On September 28, 2007, we closed the transaction to acquire the remaining 49% interest of Wellton, which resulted in Wellton becoming a wholly owned subsidiary.  Under the terms of the agreement, we issued 7,865,011 shares of our common stock, valued at $0.07 per share, the closing price of our common stock on the Over-the-Counter-Bulletin-Board on April 23, 2007 in exchange for the remaining 49% interest of Wellton.  The consideration was equal to 49% of the net tangible assets of Wellton of $1,123,573 as stated in the unaudited financial statements of Wellton as of March 31, 2007.  The transaction closed effective October 1, 2007.

The Company engaged in no other acquisitions during the fiscal year ended June 30, 2008.

For acquisitions during the fiscal year ended June 30, 2007, the assets acquired and liabilities assumed were as follows:

Wellton
Cash	$380,436
Accounts Receivable	4,335,053
Accounts Payable	(557,472)
Accrued Expenses and other	(105,000)
Income Tax Payable	(1,397,117)
Due to Related Party	(1,479,311)
Minority Interest	(603,557)
Total	$573,032

NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma combined financial information presented below, gives effect to the acquisition of Wellton under the purchase method of accounting prescribed by Accounting Principles Board Opinion No.16, Business Combinations, as if it occurred as of the beginning of fiscal 2007.

These pro forma statements are presented for illustrative purposes only. There were no pro forma adjustments related to the acquisitions in fiscal 2007.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 6 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

	Dragon Nevada	Wellton	Pro-forma	Total
	Restated	(unaudited)	adjustments	Restated
Revenues	$15,337,586	$20,678,746	$-	$36,016,332
Cost of Revenues	13,912,099	19,107,938	-	33,020,037

Gross Profit	1,425,487	1,570,808	-	2,996,295

Operating Expenses	1,887,093	1,121,036	-	3,008,129

Operating (Loss) Income	(461,606)	449,772	-	(11,834)

Other (Expense) Income	(251,487)	309,153	-	57,666

Net Income before income taxes and Minority Interest	(713,093)	758,925	-	45,832

Income Tax Expense	(88,926)	(250,445)	-	(339,371)

Minority Interest	-	-	(249,155)	(249,155)

Net (Loss) Income	$(802,019)	$508,480	$(249,155)	$(542,694)

Common Shares Outstanding	81,331,308			81,331,308

Net (Loss) Income per share	$(0.01)	N/A	N/A	$(0.01)

NOTE 7 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

Due to related party balances consist of the following amounts due to Kung Ming ("Eric") Kuo, general manager of Wellton for the fiscal years ended June 30, 2008 and 2007:

Description	June 30, 2008	June 30, 2007
Unpaid Salary	$ 106,200	$ 105,000
Dividend Liability	242,000	1,050,000
Shareholder Loan	254,311	324,311
TOTAL	$ 602,511	$ 1,479,311

NOTES SECURED OR PARTIALLY SECURED BY THIRD PARTY

As of June 30, 2008 we have $1,819,029 in outstanding notes payable that are secured or partially secured by third parties.  The terms of these Notes are disclosed below in NOTE 8 – Notes Payable.

NOTE 8 - NOTES PAYABLE

We have historically supplemented our operational cash flow, as needed, through PRC based bank borrowings.  These borrowings have been primarily with the Agricultural Bank of China and the Bank of Communications.  The level of these borrowings increased approximately $1,551,842 during the 2008 fiscal year and totaled $5,498,220 as of June 30, 2008, up from $3,946,378 at June 30, 2007.  We believe our relationship with these banks remains good and we will be able to replace or renew these loans as they become due.  We are current with our payment obligations relating to these loans.  Our inability to renew these obligations as they become due or find alternate sources of funding will adversely affect our operations.  A summary of our notes payable, and all current obligations at June 30, 2008 is as follows:

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 8 - NOTES PAYABLE (CONTINUED)

NOTES PAYABLE SECURED OR PARTIALLY SECURED BY THIRD PARTY:

Note payable to Bank of Agriculture, due on November 12, 2008. Interest only payable monthly at an annual rate of 7.884%. Secured by property of third party: Ningbo Jiangdong Yongke Company.	$582,089

Note payable to Capital One Resource Co. Ltd., due on December 26, 2008 at a rate of 12%. Secured by the property of the Company and third party: Yonghua Cai.	436,568

Note payable to Capital One Resource Co. Ltd., due on March 26, 2009 at an annual rate of 12%. Secured by property of the Company and third party: Yonghua Cai.	582,089

Note payable to Shanghai Agriculture Commercial Bank, due on June 2, 2009. Interest only payable monthly at an annual rate of 8.5905%. Secured by the property of third party: Lijuan Lu.	218,283

NOTES PAYABLE SECURED COMPANY OR OFFICER(S):

Bank Acceptance note payable to Bank of Communications, due on November 23, 2008. Non-interest bearing. Secured by 50% deposit as restricted cash.	189,179

Note payable to Yuejian (James) Wang, CEO of China Direct Inc., due January 10, 2009, interest only payable annually at the rate of 8%. Unsecured.	100,000

Note payable to Bank of Agriculture, due on February 15, 2009. Interest only payable monthly at an annual rate of 8.217%. Secured by the property of the Company.	945,895

Note payable to Yuejian (James) Wang, CEO of China Direct Inc., due April 11, 2009, interest only payable annually at the rate of 8%. Unsecured.	43,000

Bank Acceptance note payable to Bank of Communications, due on June 3, 2009. Non-interest bearing. Secured by 50% deposit as restricted cash.	291,045

Note payable to Bank of Agriculture, due on June 12, 2009. Interest only payable monthly at an annual rate of 8.217%. Secured by property of the Company.	1,819,028

Note payable to Bank of Agriculture, due on July 15, 2009. Interest only payable monthly at an annual rate of 8.217%. Secured by property of the CEO, David Wu.	145,522

Note payable to Bank of Agriculture, due on July 15, 2009. Interest only payable monthly at an annual rate of 8.217%. Secured by property of the CEO, David Wu.	145,522

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

The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly owned foreign enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax) for the calendar year ended December 31, 2007.

Effective January 1, 2008 the Company's subsidiaries in China are governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiaries are Resident Enterprises as defined in Chapter 1 Article 2 “… an enterprise established within the territory of another country or other tax region pursuant to foreign laws, whose actual management or control is located is located in China” and are subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2008.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 9 - INCOME TAXES (CONTINUED)

In addition, we enjoy a favorable tax status at our manufacturing facility by operating under Chinese business regulations as a civil welfare factory. The term civil welfare factory defines a factory which employs at least 35% of the labor force with physically handicapped employees. Companies whose labor force consists of less than 50% handicapped employees are entitled to a partial tax refund. Companies whose labor force consists of more than 50% handicapped employees are entitled to a full tax refund regardless of the performance of the operations.  The Civil Administration Department designates a facility as a civil welfare factory and the Administration of Taxation determines the specific refund amount.  One of our Chinese subsidiaries does not qualify for this favorable status and as such is responsible to pay a minor tax provision.

We operate a civil welfare factory of which more than 50% of our staff is physically handicapped; as such, we received approval from the respective authority in China to receive a full tax abatement.

The Company’s Wellton subsidiary is governed by the Income Tax Laws of the British Virgin Islands (“BVI”). Prior to fiscal year ended June 30, 2008, Wellton had accrued a potential tax liability of $1, 397,117. In the current fiscal year we revised this position and determined that there was no potential tax liability, and accordingly adjusted this tax liability and recorded it as other income of $1,395,467.

The U.S. parent has sustained losses for tax purposes for the years ended June 30, 2008 and 2007, and accordingly no income tax provision has been made for the Company's U.S. subsidiaries.

The components of income (loss) before income tax consist of the following (before eliminating entries):

	Year Ended
	June 30, 2008	June 30, 2007
U.S. Operations	$(440,435)	$(513,239)
Non-U.S. Operations	1,267,521	(276,292)
	$827,086	$(789,531)

The table below summarizes the reconciliation of the Company's income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended June 30,
	2008	2007
Income tax (benefit) provision at Federal statutory rate	$290,000	$(276,000)
State income taxes, net of Federal benefit	38,000	(36,000)
Permanent differences -- stock-based compensation	103,000	203,000
U.S tax rate in excess of foreign tax rate	(84,000)	20,000
Abatement of foreign income taxes	(466,000)	-
Increase in valuation allowance	71,000	-
Tax Provision	$(48,000)	$(89,000)

The Company has a net operating loss ("NOL") carry forward for United States income tax purposes at June 30, 2008 expiring through the year 2028. Management estimates the NOL as of June 30, 2008 to be approximately $1,491,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets as it is more likely than not that realization will not occur. The Company's deferred tax asset as of June 30, 2008 is as follows:

NOL Carry Forwards	$522,000
Valuation Allowance	(522,000)
Deferred Tax Asset, Net of Allowance	$-

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 10 - STOCKHOLDERS' EQUITY

RECENT SALES OF SECURITIES

In January and February, 2007 we entered into a subscription agreement (the "Subscription Agreement") and related agreements (collectively with the Subscription Agreement, the "Agreements") for the purchase of $1,500,000 units of securities. We entered into the Agreements with 9 accredited investors (the "Investors") for an aggregate of $1,500,000 of financing of units of its securities consisting of 16,666,672 shares of common stock, common stock purchase warrants to purchase 16,666,672 shares of common stock exercisable at $.125 per share for a period of five years, and common stock purchase warrants to purchase 8,333,340 shares of common stock at an exercise price of $.15 per share for a period of five years.

The Company paid fees totaling $199,000 in cash to certain of the investors and certain financial advisors in connection with the January 2007 initial Offering and second Offering. These fees have been netted against proceeds from the Offerings. In addition, the Company granted to these individuals, common stock purchase warrants to purchase an aggregate of 1,666,670 shares of common stock, exercisable at $.125 per share for a period of five years, as a due diligence fee related to the January 2007 Private Placement.

ACQUISITIONS

On June 29, 2007, in connection with the acquisition of a 51% interest of Wellton, the Company issued 8,186,029 shares of common stock.  The fair value of the common stock issued was based on the $.07 closing price of the common stock on the acquisition date and amounted to $573,022.  (See Note 5 – Acquisitions)

On September 28, 2007, in connection with the acquisition of the remaining 49% interest of Wellton, the Company issued 7,865,011 shares of common stock.  The fair value of the common stock issued was based on the $.07 quoted trading price of the common stock on the acquisition date and amounted to $550,551.  (See Note 5 – Acquisitions)

CONSULTANT

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

On January 18, 2008, the Company entered into a consulting agreement with Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, the Company issued 2,000,000 shares of its common stock with a fair value of $0.07 per share totaling $140,000. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently larger disincentive for non-performance, the entire fair value of the shares was expensed on the effective date of the agreement.

On June 5, 2008, the Company issued shares in connection with the performance of a consulting agreement with Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, the Company issued 2,000,000 shares of its common stock with a fair value of $0.06 per share totaling $120,000. Due to the absence of vesting and forfeiture provisions, as provided in EITF 96-18, or a sufficiently larger disincentive for non-performance, the entire fair value of the shares was expensed on the measurement date of the shares.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS

In May 2008, the Company issued 618,000 shares of its common stock upon the exercise of warrants for net proceeds of $6,180. A summary of the status of the Company's outstanding stock warrants as of June 30, 2008 and changes during the period then ended is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2005	4,635,300	$0.34
Granted	12,199,300	0.146
Excercised	-	-
Forfeited	-	-

Outstanding at June 30, 2006	16,834,600	0.147
Granted	26,666,682	0.142
Excercised	(179,667)	0.01
Forfeited	(6,333)	-

Outstanding at June 30, 2007	43,315,282	0.145
Granted	-	0
Excercised	(618,000)	0.01
Forfeited	-	0

Outstanding at June 30, 2008	42,697,282	$0.139

Warrants excerciable at end of period	42,697,282	$0.139

Weighted-average fair value of warrants granted during the period		$-

All warrants are outstanding and exercisable at June 30, 2008.

The following information applies to all warrants:

Warrants Outstanding and Excercisable
Range of Exercise Price	Weighted Average Remaining Contractual Shares	Weighted Average Exercise Life (Years)	Weighted Average Exercise Price
$0.30	150,000	2.03	$0.30
$0.15	24,017,940	2.85	$0.15
$0.125	18,333,342	3.59	$0.125
$0.01	196,000	2.03	$0.01

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and warehouse space, and vehicles under leases that expire February 2014. Future minimum rental payments required under this operating lease is as follows:

Fiscal Year Ended June 30, 2009	$76,673
Fiscal Year Ended June 30, 2010	55,132
Fiscal Year Ended June 30, 2011	58,815
Fiscal Year Ended June 30, 2012	60,286
Fiscal Year Ended June 30, 2013	64,697
Fiscal Year Ended June 30, 2014	64,697

Rent expense for the twelve-month period ended June 30, 2008 and 2007 was $68,832 and $62,139, respectively.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Revision of Tax Accrual

During our fiscal year ended June 30, 2008 we revised the tax accrual recognized in connection with our acquisition of Wellton International Fiber Corp. a British Virgin Islands corporation, (“Wellton”). Related to this revision we recognized $1,395,466 of other income.  Wellton, which we acquired during the fiscal year ended June 30, 2007, is subject to the tax laws of the British Virgin Islands.

Management believes, based upon an evaluation of the facts and consideration of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, this position will more likely that not be sustained upon examination by the appropriate tax authority that has full knowledge of all relevant information.  In light of the complex nature of international tax laws, the Company is endeavoring to obtain additional support for this position.  In the event the appropriate tax authority does not sustain management’s evaluation, the total potential tax liability at June 30, 2008 would be approximately $2,057,000, consisting of $1,395,000 of estimated taxes on operations through December 31, 2007 and $662,000 of taxes related to operations from January 1, 2008 through June 30, 2008.

NOTE 12 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the fiscal year ended June 30, 2008, the Company operated in two reportable business segments as follows;

PULP AND PAPER SEGMENT:

•	Wellton International Fiber Corp. ("Wellton"), a wholly owned subsidiary of Dragon Nevada

PACKAGING SEGMENT:

•	Shanghai Jin Kui Packaging Material Co., Ltd. (“Shanghai Jin Kui”), a wholly owned subsidiary of Dragon Nevada

•	Dragon International Group Corp., a Florida corporation ("Dragon Florida"), a wholly owned subsidiary of Dragon Nevada

•	Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon"), a wholly owned subsidiary of Dragon Florida

•	Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin"), a wholly owned subsidiary of Ningbo Dragon

•	Xianyang Naite Research & Development Center ("R&D Center"), a wholly owned subsidiary of Yonglongxin

•	Hangzhou Yongxin Paper Co., Ltd. ("Yongxin”), a 60% owned subsidiary of Ningbo Dragon

•	Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging") , a wholly owned subsidiary of Ningbo Dragon

The Company's reportable segments are strategic business units that offer different products and services. Each segment and each company or group of companies are managed and reported separately based on the fundamental differences in their operations. Condensed information with respect to these reportable segments for the fiscal year ended June 30, 2008and 2007 are as follows:

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 12 – SEGMENT INFORMATION (CONTINUED)

For the fiscal year ended June 30, 2008 (Unaudited):

	Pulp and Paper	Packaging	Consolidated
Revenue	$38,615,061	$5,874,251	$44,489,312
Cost of Revenue	36,330,053	4,747,886	41,077,939
Gross Profit	2,285,008	1,126,365	3,411,373
Total Operating Expenses	1,789,132	1,463,826	3,692,958
Total Income from Operations	495,876	(337,461)	(281,585)
Net (loss) income	1,786,818	(567,388)	778,995
Segment Assets	9,149,516	17,143,630	26,291,830

For the fiscal year ended June 30, 2007 (Unaudited):

	Pulp and Paper (1)	Packaging	Consolidated
Revenue	$-	$15,337,586	$15,337,586
Cost of Revenue	-	13,912,099	13,912,099
Gross Profit	-	1,425,487	1,425,487
Total Operating Expenses	-	1,517,663	1,887,093
Total Income from Operations	-	(92,176)	(461,606)
Net (loss) income	-	(276,292)	(802,019)
Segment Assets	4,770,660	16,513,455	21,231,883

(1) The Company acquired a 51% interest of Wellton on June 29, 2007, due to the insignificant amount of time of ownership for the majority owned subsidiary the Company did not consolidate the operations of Wellton for fiscal 2007.

NOTE 13 - OPERATING RISK

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
JUNE 30, 2008 AND 2007

NOTE 13 - OPERATING RISK (CONTINUED)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGON INTERNATIONAL GROUP CORP.

By   /s/David Wu
David Wu
CEO, President and Chairman
(Principal Executive Officer)

Date:   September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 All directors must sign

Signature	Title	Date

/s/ David Wu	Chief Executive Officer,	September 29, 2008
David Wu	CEO, President and Chairman
( Principal Executive Officer )

/s/ Xiali Gan	Chief Financial Officer	September 29, 2008
Xiali Gan	& Director
( Principal Financial and
Accounting Officer )

/s/ Gongming Li	Director	September 29, 2008
Gongming Li

/s/ Yihua Zhang	Director	September 29, 2008
Yihua Zhang

/s/ Luming He	Director	September 29, 2008
Luming He

EXHIBIT INDEX

Exhibit
No.	Description

2.5	Agreement and Plan of Reorganization between Retail Highway.com, Inc. and Dragon International Group Corp. previously filed as an exhibit to the Company's Form 8-K dated October 1, 2004.

2.6	Amendment to Plan of Reorganization previously filed as an exhibit to the Company's Form 8-K dated October 1, 2004.

2.7	Stock Purchase Agreement for 30% interest in Ningbo Dragon International Trade Co., Ltd. previously filed as an exhibit to the Company's Form 8-K dated February 16, 2005.

2.8	Form of Secured Convertible Debenture previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.9	Form of Security Agreement - March 2005 Offering previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.10	Form of Warrant - March 2005 Offering previously filed as an exhibit to the Company's Form 8-K dated March 1, 2005

2.11	Form of Secured Convertible Promissory Note - July 2005 Offering previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

2.12	Form of Warrant - July 2005 Offering previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

3.1	Articles of Incorporation previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.2	Amendment to Articles of Incorporation previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.3	Bylaws previously filed as an exhibit to the Company's Form 10-SB filed December 10, 1997.

3.4	Amendment to Articles of Incorporation previously filed as an exhibit to the Company's Form 8-K filed April 30, 1999.

3.5	Articles of Merger between Retail Highway.com, Inc. and Dragon International Group Corp. previously filed as an exhibit to the Company's Form 8-K/A filed December 6, 2004.

3.6	Audit Committee Charter*

3.7	Code of Business Conduct and Ethics*

10.1	Office Lease - Principal place of business previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.2	Additional business lease - in Fuming County Zhang'ai Village Economic Cooperation Group previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.3
Stock Purchase Agreement between the Company, Ningbo Dragon and Xianyang Naite Research & Development Center dated August 1, 2005 previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.4
Stock Purchase Agreement between the Company, Ningbo Dragon and Hangzhou Yongxin Paper Co., Ltd., dated July 1, 2005 previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.5
Stock Purchase Agreement between Ningbo Dragon and Ningbo XinYi Paper Product Industrial Co., Ltd., dated June 1, 2005 previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.6	Consulting and Management Agreement between the Company and China Direct Investments, Inc. previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 28, 2006.

10.7	Credit Line Agreement of Guangdong Development Bank previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.8	Mortgage Loan Contract Commercial Bank of Ningbo previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 15, 2005.

10.9	2005 Stock Option Plan previously filed as an exhibit to the Form S-8 Registration Statement filed July 19, 2005.

10.10	Consulting Agreement between the Company and Skyebanc, Inc. previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated June 6, 2007.

10.11
Purchase Contract between Shanghai Jin Kui Packaging Material Co., Ltd. and Hunan Prince Milk Group previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated June 6, 2007.

10.12
Stock Purchase Agreement between Dragon International Group Corp. and Wellton International Fiber Corp. dated as of January 16, 2007 previously filed as an exhibit to the Company's Current Report on Form 8-K filed on January 19, 2007.

10.13
Stock Purchase Agreement between Dragon International Group Corp. and Wellton International Fiber Corp. dated as of June 29, 2007 previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 2007.

10.14	Employment agreement between Wellton International Fiber Corp., and Kung Ming Kuo previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 2007.

10.15	Employment agreement between the Company and David Wu previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 10, 2007.

10.16	Lease agreement previously filed as an exhibit to the Company's Registration Statement on Form SB-2 dated August 10, 2007.

21	List of Subsidiaries.*

23.1	Consent of Sherb & Co., L.L.P.*

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________
* filed herewith.