Form 10-Q
period 2008-09-30
DRAGON INTERNATIONAL GROUP CORP.
filed 2008-11-14
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. At November 13, 2008 there were 132,198,022 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [   ] No [X]

 DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

INDEX
PART I. FINANCIAL INFORMATION

Part I – Financial Information
Item 1 – Financial Statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$432,168	$213,110
Accounts receivable (net of allowance for doubtful accounts of $1,321,136 and $1,333,501, respectively)	6,807,348	9,919,791
Notes receivable	35,945	-
Inventories	4,890,418	4,819,435
Advances on purchases	5,360,372	5,034,567
Other receivables	144,456	57,536
Prepaid expenses and other current assets	89,012	39,291
Total Current Assets	17,759,719	20,083,730

Cash restricted	240,697	240,112
Property and equipment - Net	3,108,589	3,125,797
Intangible assets	3,104,376	2,813,666
Deferred expenses	10,886	28,525
Taxes receivable	42,930	-
Total Assets	$24,267,197	$26,291,830

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$5,511,266	$5,498,220
Accounts payable	6,212,837	8,505,110
Accrued liabilities	665,671	283,616
Advances from customers	77,010	62,504
Taxes payable	-	40,015
Due to related parties	627,811	602,511
Total Current Liabilities	13,094,595	14,991,976

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
117,033,022 shares issued and outstanding at September 30, 2008 and June 30, 2008)	117,033	117,033
Additional paid-in capital	11,640,962	11,640,962
Accumulated deficit	(1,949,731)	(1,800,842)
Other comprehensive income - foreign currency	1,364,338	1,342,701
Total Stockholders' Equity	11,172,602	11,299,854

Total Liabilities and Stockholders' Equity	$24,267,197	$26,291,830

See notes to unaudited consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
		(Restated)

NET REVENUES	$9,814,986	$7,929,498

COST OF SALES	9,067,517	7,331,333

GROSS PROFIT	747,469	598,165

OPERATING EXPENSES:
Selling expenses	381,575	192,308
General and administrative expenses	388,336	234,339
Total Operating Expenses	769,911	426,647

(LOSS) INCOME FROM OPERATIONS	(22,442)	171,518

OTHER INCOME (EXPENSE):
Other income	57,937	60,051
Debt issuance costs	-	(2,657)
Interest expense	(178,071)	(79,491)
Total Other Expense	(120,134)	(22,097)

(LOSS) INCOME BEFORE INCOME TAXES	(142,576)	149,421

INCOME TAXES	(6,312)	(90,898)

(LOSS) NET INCOME BEFORE MINORITY INTEREST	(148,888)	58,523

MINORITY INTEREST IN INCOME OF SUBSIDIARY	-	(75,870)

NET LOSS	(148,888)	(17,347)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	21,637	98,779

COMPREHENSIVE (LOSS) INCOME	$(127,251)	$81,432

NET INCOME PER COMMON SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted Common Shares Outstanding - Basic	117,033,022	96,363,982
Weighted Common Shares Outstanding - Diluted	127,194,799	96,363,982

See notes to unaudited consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,888)	$(17,347)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	107,563	121,573
Allowance for doubtful accounts	(12,365)	(20,408)
Minority interest	-	75,870

Changes in assets and liabilities:
Accounts receivable	3,124,808	(344,178)
Inventories	(70,983)	(830,611)
Prepaid and other current assets	(49,721)	(781,197)
Other receivable	(86,920)	286,288
Advances to employees	-	25,618
Advances on purchases	(325,805)	(2,090,774)
Other assets	17,638	(12,630)
Intangible assets	(300,000)	-
Accounts payable	(2,193,506)	3,022,509
Taxes payable	(82,945)	175,468
Other payable	(98,767)	(204,247)
Accrued liabilities	382,055	(117,524)
Advances from customers	14,506	116,339

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	276,670	(595,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	(35,945)	-
Capital expenditures	(73,863)	(229,269)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(109,808)	(229,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	13,047	63,135
Proceeds from related parties advances	25,300	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,347	63,135

EFFECT OF EXCHANGE RATE ON CASH	13,849	66,089

NET INCREASE (DECREASE) IN CASH	219,058	(695,296)

CASH - beginning of the period	213,110	1,032,519

CASH - end of the period	$432,168	$337,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$178,253	$79,492
Income Taxes	$6,312	$-

See notes to unaudited consolidated financial statements.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dragon International Group Corp. ("we", "our," "us", "Dragon" or "Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.  Our operations are conducted through subsidiaries located in the Peoples Republic of China ("PRC") and the British Virgin Islands (“BVI”).

We are a manufacturer and distributor of a variety of paper products and packaging materials. Our principal executive offices and manufacturing facilities are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China.  Our manufacturing operations are led by Shanghai Jin Kui Packaging Material Co., Ltd. and Ningbo Dragon International Trade Co., Ltd. and its subsidiary companies.  The main customers of our manufacturing products are pharmaceutical companies in the PRC, Pakistan, and India.  Our distribution operations are led by Wellton International Fiber Corp. domiciled in the British Virgin Islands.  Wellton is an agent and supplier of paper pulp, waste paper, and recycled paper products.  Its main customers are manufacturers of paper and packaging products ranging from office paper to industrial cardboard.

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
Wellton is a wholly owned subsidiary of Dragon Nevada.  Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007. Wellton was formed on February 2002 under the laws of the British Virgin Islands and operates as an agent and supplier of paper pulp, waste paper, and recycled paper products.  Revenues for Wellton are derived from a diverse customer base located primarily in the PRC where no single customer represents more than 10% of our revenues.

PACKAGING SEGMENT:

II.	Shanghai Jin Kui Packaging Material Co., Ltd. (“Shanghai Jin Kui”)
Shanghai Jin Kui is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Shanghai Jin Kui on June 30, 2006. Shanghai Jin Kui is a manufacturer of packaging products, for the pharmaceutical and food industry. In 2005, Shanghai Jin Kui obtained the Good Manufacturer Practice ("GMP") status from the Chinese State Food and Drug Administration ("SFDA") and received ISO9000 Quality Assurance System certification.

III.	Dragon International Group Corp., a Florida corporation ("Dragon Florida")
Dragon Florida is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Dragon Florida on October 4, 2004. Dragon Florida is a holding company and operates the following subsidiary:

A.	Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon")
Ningbo Dragon is a wholly owned subsidiary of Dragon Florida. Ningbo Dragon was formed on August 29, 1997. Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004 and acquired the remaining 30% interest on December 31, 2004. Ningbo Dragon is a manufacturer and distributor of paper and integrated packaging paper products.  Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export paper products.  Revenues for Ningbo Dragon are derived primarily from operations within China with a diverse customer base where no single customer represents more than 10% of revenues. In addition to its own operations, Ningbo Dragon directly operates the following three subsidiaries:

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

•     Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin")
Yonglongxin is a wholly owned subsidiary of Ningbo Dragon. Yonglongxin was formed on November 8, 1999.  Yonglongxin is a manufacturer of specialty paperboard products and holds an ISO9000 certificate.  Yonglongxin operates a civil welfare manufacturing facility, which enjoys government subsidies for employing handicapped citizens in Zhang'ai Village, Fuming County, near Ningbo, China.  Yonglongxin also operates the Xianyang Naite Research & Development Center ("R&D Center").  The R&D Center was created to develop, design and improve production methods.

•     Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon.  Ningbo Dragon acquired Dragon Packaging on June 1, 2005. Dragon Packaging is a manufacturer of specialized packaging materials products for the pharmaceutical and food industry.

•     Hangzhou Yongxin Paper Co., Ltd. ("Yongxin”)
Ningbo Dragon holds a 60% interest in Yongxin.  Ningbo Dragon acquired a 60% interest on July 1, 2005. Yongxin manufactures, sells, and distributes cigarette packaging materials and is located in Hengjie Village of the Liuxia town in Hangzhou, Zhejiang Province, China.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

These statements have been prepared in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K has been condensed or omitted.

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  These financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2008 and notes thereto contained on Form 10-K for the fiscal year ended June 30, 2008 of the Company as filed with the SEC.  The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results for our full fiscal year ending June 30, 2009.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2007, including the subsequent three month period ended September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

•
For the fiscal year ended June 30, 2007 and  2006, we erroneously did not value the reduction in exercise price of existing warrants associated with an induced conversion offer.  The value of the reduction in exercise price has been calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the fiscal year ended June 30, 2006.  The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

•
For the fiscal years ended June 30, 2007 and 2006, we erroneously deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of our common stock and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period.  In addition, in February 2006, we issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, as compensation pursuant to a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term.  The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123R.  These corrections resulted in an increase in consulting expense for the fiscal year ended June 30, 2006 and a reduction in consulting expense for subsequent periods, including a reduction in consulting expenses of $86,878 for the three month period ended September 30, 2007, as detailed in the tables below.

•
In March 2007, pursuant to a consulting agreement, we issued 4,000,000 shares of our common stock.  Initially, we had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter.  We restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007 under the provisions of EITF 96-18 and SFAS 123R.  This correction resulted in an increase in our accumulated deficit for the three month period ended September 30, 2007 of $360,000.

Components of the restatements are detailed in the following tables.

Balance sheet data as of September 30, 2007:

	As Filed		Adjustment to Restate	Restated
Additional Paid-in Capital	$9,335,763	(b)	$447,238
		(c)	360,000
	$9,335,763		$807,238	$10,143,001

	As Filed		Adjustment to Restate	Restated
Accumulated Deficit	$(1,293,525)	(a)	$(420,551)
		(b)	(447,238)
		(c)	(360,000)
	$(1,293,525)		$(1,227,789)	$(2,521,314)

Deferred Compensation	$420,551		$(420,551)	$0

(a)
To expense the entire fair value of common stock and warrants issued in January and February 2006, previously accounted for as deferred compensation and amortized as stock based consulting expenses and reverse in subsequent periods, including the three month period ended September 30, 2007, the related amortization expense.

(b)
To recognize the fair value of the reduction in exercise price of 3,704,800 common stock purchase warrants (July 2005 warrants) from $.30 to $.15 and 1,787,500 common stock purchase warrants (March 2005 warrants) from $.40 to $.15 in January 2006.

(c)
To recognize the entire fair value of 4,000,000 shares of common stock issued in March 2007. This transaction had previously been accounted for as a cost of raising capital rather than consulting expense.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Consolidated statements of operations for the three month period ended September 30, 2007:

	As Filed		Adjustment to Restate	Restated

General and administrative expenses (including stock-based consulting expenses)	$321,217	(a)	$(86,878)	$234,339
	-
	$321,217		$(86,878)	$234,339
Net loss per share:
Basic	$(0.00)		$(0.00)	$(0.00)
Diluted	(0.00)		(0.00)	(0.00)

(a)	To reverse the expense of common stock and warrants issued in January and February 2006, previously accounted for as deferred compensation and amortized as stock based consulting.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

RECLASSIFICATION

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented.

Some payables previously classified as Accounts Payable are now classified as Due to Related Party.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.  Significant estimates in fiscal years 2009 and 2008 include the allowance for doubtful accounts of accounts receivable, valuation of inventories, the useful life of property, plant and equipment and land use rights.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2008, the Company maintained a cash balance of $672,865. Of this amount $664,326 is held in China, and $8,539 is held in the U.S.  Of the cash balance of $664,326 held in China, $240,697 is restricted and has been presented as restricted cash on the accompanying balance sheet. The restricted cash is being held in a bank account as collateral for certain loans, totaling $481,394 held with Chinese banks..

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off against the allowance when it is determined that the amounts are uncollectible.  The allowance for doubtful accounts totaled $1,321,136 at September 30, 2008 and $1,333,501 at June 30, 2008.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES ON PURCHASES

Advances on purchases amounted to $5,360,372 and $5,034,567 at September 30, 2008 and June 30, 2008, respectively. This amount consists of prepayments by the Company for merchandise orders that had not yet been shipped to the Company.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company recognizes the value and amortizes intangible assets and intellectual property acquired in connection with their various acquisitions. The Company amortizes these assets based on the expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams related to these acquired assets. For the three months ended September 30, 2008 and 2007, amortization expenses for intangible assets amounted to $16,088 and $29,171, respectively.

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

The following table represents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2008	2007
		Restated
Net Loss	$(148,888)	$(17,347)
Weighted average shares outstanding – basic	117,033,022	96,363,982
Loss per share – basic	$0.00	$0.00

Weighted average shares outstanding – basic	117,033,022	96,363,982
Effect of dilutive securities
Unexercised warrants	161,777	-
Contingent shares for acquisition	10,000,000	-
Weighted average shares outstanding – diluted	127,194,799	96,363,982
Loss per share - diluted	$0.00	$0.00

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. At September 30, 2008 and 2007, the exchange rates for the Chinese dollar or Renminbi ("RMB") for 1 United States dollar were 6.855 and 7.518, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. At September 30, 2008, the Company, held a total of $672,865 in bank deposits. Of this amount $664,326 is held in China, and $8,539 is held in the U.S. Of the amount held in China, $240,697 is restricted and is presented as restricted cash on the accompanying balance sheet. This amount is being held as collateral for certain loans, totaling $481,394, held with Chinese banks. The remaining unrestricted cash balance of $423,629 held in bank deposits in China is not insured. The Company has not experienced any losses in such accounts through September 30, 2008. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, deferred expenses, advance on purchases, other receivables, accounts payable, accrued liabilities, due to related parties, advance from customers, and loans approximate their fair market value based on the short-term maturity of these instruments.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2 - INVENTORIES

At September 30, 2008 and June 30, 2008, inventories consisted of the following:

	September 30, 2008	June 30, 2008
Raw Materials	$800,623	$669,322
Work in Progress	1,222,659	1,608,582
Finished Goods	2,867,136	2,541,531
	$4,890,418	$4,819,435

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2008 and June 30, 2008, property and equipment consisted of the following:

Asset class	Estimated Life	September 30, 2008	June 30, 2008
Auto and Truck	10 years	-	-
Manufacturing Equipment	5 years	$2,500,212	$2,590,684
Building and Improvements	20 years	1,429,076	1,287,304
Office Equipment	5 years	90,764	74,876
Construction In Process		350,017	343,343
		4,370,069	4,296,207

Less: Accumulated Depreciation		(1,261,480)	(1,170,410)

Fixed Assets - Net		$3,108,589	$3,125,797

NOTE 4 - INTANGIBLE ASSETS

In connection with the acquisition of Dragon Packaging on June 1, 2005, the Company acquired land use rights valued as of September 30, 2008 at $3,012,701 (Local currency of RMB 20,652,366) through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053. The Company commenced amortizing this land use right over the contract period beginning July 1, 2005. For the three month ended September 30, 2008 and 2007, amortization expenses amounted to $16,088 and $16,256, respectively. The value of the land use rights remained constant in the local currency of RMB, the change in the valuation as it relates to U.S. dollars is associated with the currency fluctuation.

In connection with the acquisition of Shanghai JinKui on June 30, 2006, we settled a previously disputed contingent consideration payment in October, 2008. In accordance with SFAS 141, “Business Combinations” we accounted for the additional shares as part of the purchase price and allocated the amount to goodwill when the contingency was resolved and additional consideration was distributable. Please refer to Note 11 – Subsequent Events for further discussion.

	September 30, 2008	June 30, 2008
Land Use Rights (Estimated Useful Life: 47 years)	$3,012,701	$3,005,379
Goodwill	300,000	-
Less: Accumulated Amortization	(208,325)	(191,713)
	$3,104,376	$2,813,666

NOTE 5 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

Due to related party balances consist of the following amounts due to Kung Ming (Eric) Kuo, general manager of Wellton at September 30, 2008 and June 30, 2008:

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Description	September 30, 2008	June 30, 2008
Unpaid Salary	$157,500	$106,200
Dividend Liability	242,000	242,000
Shareholder Loan	228,311	254,311
Total	$627,811	$602,511

NOTE 6 - NOTES PAYABLE

A summary of notes payable as of September 30, 2008 and June 30, 2008 is as follows:

NOTES PAYABLE SECURED OR PARTIALLY SECURED BY THIRD PARTY:	September 30, 2008	June 30, 2008

Note payable to Capital One Resource Co. Ltd., due on December 26, 2008 at a rate of 12%. Secured by the property of the Company and third party: Yonghua Cai.	$437,630	$436,568

Note payable to Capital One Resource Co. Ltd., due on December 31, 2008 at an annual rate of 12%. Secured by property of the Company and third party: Yonghua Cai.	583,507	$582,089

Note payable to Shanghai Agriculture Commercial Bank, due on June 2, 2009. Interest only payable monthly at an annual rate of 8.5905%. Secured by the property of third party: Lijuan Lu.	218,815	218,283

Note payable to Bank of Agriculture, due on November 12, 2009. Interest only payable monthly at an annual rate of 7.884%. Secured by property of third party: Ningbo Jiangdong Yongke Company.	583,507	582,089

NOTES PAYABLE SECURED BY COMPANY OR OFFICER(S):

Bank Acceptance note payable to Bank of Communications, due on November 23, 2008. Non-interest bearing. Secured by 50% deposit as restricted cash.	189,640	189,179

Note payable to James Wang, CEO of China Direct Inc., interest only payable annually at the rate of 8%, $100,000 due on January 10, 2009 and $43,000 due on April 11, 2009. Unsecured.	143,000	143,000

Note payable to Bank of Agriculture, due on February 15, 2009. Interest only payable monthly at an annual rate of 8.217%. Secured by the property of the Company.	948,199	945,895

Note payable to Bank of Agriculture, due on June 12, 2009. Interest only payable monthly at an annual rate of 8.217%. Secured by property of the Company.	1,823,460	1,819,028

Note payable to Bank of Agriculture, due on June 15, 2009. Interest only payable monthly at an annual rate of 8.217%. Secured by property of the CEO, David Wu.	291,754	291,044

Bank Acceptance note payable to Bank of Communications, due on December 4, 2009. Non-interest bearing. Secured by 50% deposit as restricted cash.	291,754	291,045

Total	5,511,266	5,498,220

Less current portion	(5,511,266)	(5,498,220)

Long-term portion	$-	$-

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7 - STOCKHOLDERS' EQUITY

 CONSULTANT

On July 1, 2008, the Company entered into a consulting agreement with the Company’s financial consultant: Capital One Resource Co., Ltd., a wholly owned subsidiary of China Direct, Inc. Under the terms of the agreement, the Company will issue a total of 5,000,000 shares of its common stock during the current fiscal year.  The consulting agreement provides that we will issue and expense, at fair value, 1,250,000 shares per quarter for services rendered and earned during each quarter.  The fair value of the shares will be measured upon the date of each issuance.

ADDITIONAL CONSIDERATION FOR ACQUISITION

On October 13, 2008 the Company issued an additional 10,000,000 shares as contingent consideration in connection with the acquisition of Shanghai JinKui. Please refer to Note 11 – Subsequent Events for further discussion.

COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock warrants as of September 30, 2008 and changes during the three month period then ended is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at July 1, 2008	42,697,282	$0.139
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2008	42,697,282	$0.139

Warrants exercisable at end of period	42,697,282	$0.139

The following information applies to all warrants outstanding at September 30, 2008:

Warrants Outstanding and Exercisable
	Weighted
	Average	Weighted	Weighted
Range of	Remaining	Average	Average
Exercise	Contractual	Exercise	Exercise
Prices	Shares	Life (Years)	Price
$0.300	150,000	1.78	$0.300
$0.150	24,017,940	2.60	$0.150
$0.125	18,333,342	3.34	$0.125
$0.010	196,000	1.78	$0.010
	42,697,282		$0.139

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

(c) Exchange rate risk

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

(d) Political risk

Currently, the PRC is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be adversely affected.

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

(f) Performance of subsidiaries risk

All of the Company's revenues are derived and are expected to continue to be derived through the operations of the Company's subsidiaries, most notably Wellton International Fiber Corp., which accounted for approximately 86% of our consolidated revenues for the three month period ended September 30, 2008. Economic, governmental, political, industry and internal company factors outside of the Company's control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock could decline.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have determined that SFAS 159 has not had a significant impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

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

In May 2008, the FASB issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted FSP 157-3 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the three months ended September 30, 2008, the Company operated in two reportable business segments as follows;

PULP AND PAPER SEGMENT:

•	Wellton, a wholly owned subsidiary of Dragon Nevada.

PACKAGING SEGMENT:

•	Shanghai Jin Kui, a wholly owned subsidiary of Dragon Nevada;

•	Dragon Florida, a wholly owned subsidiary of Dragon Nevada;

•	Ningbo Dragon, a wholly owned subsidiary of Dragon Florida;

•	Yonglongxin, a wholly owned subsidiary of Ningbo Dragon;

•	R&D Center, a wholly owned subsidiary of Yonglongxin;

•	Yongxin, a 60% interest subsidiary of Ningbo Dragon; and

•	Dragon Packaging, a wholly owned subsidiary of Ningbo Dragon.

The Company's reportable segments are strategic business units that offer different products and services. Each segment and each company or group of companies are managed and reported separately based on the fundamental differences in their operations. Condensed information with respect to these reportable segments for the three months ended September 30, 2008 and 2007 are as follows:

For the three months ended September 30, 2008:

	Consolidated	Pulp and Paper	Packaging	Corporate Items and Eliminations
Net Revenues	$9,814,986	$8,440,438	$1,374,548	$-
Cost of Sales	9,067,517	7,936,537	1,130,980	-
Gross Profit	747,469	503,901	243,568	-
Total Operating Expenses	769,911	432,418	243,743	93,750
Total Income (loss) from Operations	(22,442)	71,483	(175)	(93,750)
Net (loss) income	(148,888)	13,388	(68,381)	(93,895)
Segment Assets	24,267,197	6,755,504	17,513,154	(1,461)

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

For the three months ended September 30, 2007:

	Consolidated	Pulp and Paper	Packaging	Corporate Items and Eliminations
Net Revenues	$7,929,498	$7,042,996	$886,502	$-
Cost of Sales	7,331,333	6,626,054	705,278	-
Gross Profit	598,165	416,941	181,224	-
Total Operating Expenses	426,647	220,349	206,178	120
Total Income (loss) from Operations	171,518	196,592	(24,954)	(120)
Net (loss) income	(17,347)	78,967	(96,194)	(120)
Segment Assets	24,462,181	5,998,862	18,515,672	(52,352)

NOTE 11 – SUBSEQUENT EVENTS

On October 13, 2008 we issued 10,000,000 shares of common stock assigned to H.K. Mingtai Investment Co., Ltd. upon the request of Haobo Zhu and Shaobo Ouyang, former shareholders of Shanghai JinKui. The shares were issued as partial payment of our acquisition of Shanghai Jin Kui. Pursuant to section 1.2 of a stock purchase agreement entered into by and among Dragon Nevada and Shanghai Jin Kui dated June 10, 2006, filed as an exhibit to our 10-KSB/A for the fiscal year ended June 30, 2006, we agreed to a contingent payment of additional shares related to the purchase, based on Shanghai JinKui achieving specified net income targets subsequent to the purchase. The fulfillment of the contingent conditions has been in dispute since December 31, 2006; specifically, the parties have disagreed regarding the definition of net income. On October 13, 2008 the parties reached an agreement to issue 10,000,000 shares of common stock with a fair value of $300,000 . In accordance with SFAS 141, “Business Combinations” we accounted for the additional shares as part of the purchase price of Shanghai JinKui when the contingency was resolved and additional consideration was distributable. We valued the additional consideration at fair value based on the market price of $0.03 per share on the date of issuance.

On October 15, 2008 we issued 5,000,000 shares of common stock to Capital One Resource Co., Ltd.; 3,000,000 shares were for payment of consulting services rendered during our fiscal year ended June 30, 2008 and 2,000,000 shares were for payment of consulting services rendered and to be rendered during our fiscal year ended June 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended June 30, 2008.

We are on a fiscal year; as such the three month period ending September 30, is our first quarter. The fiscal year ended June 30, 2008 is referred to as “2008”, the fiscal year ended June 30, 2007 is referred to as “2007”, and the coming fiscal year ending June 30, 2009 is referred to as “2009”.

OVERVIEW

Dragon International Group Corp. ("we", "our", "us", "Dragon" or "Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.  Our operations are conducted through subsidiaries located in the Peoples Republic of China ("PRC") and the British Virgin Islands (“BVI”).

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
Shanghai Jin Kui is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Shanghai Jin Kui on June 30, 2006. Shanghai Jin Kui is a manufacturer of specialized packaging products, e.g. blister packs, for the pharmaceutical and food industry. In 2005, Shanghai Jin Kui obtained Good Manufacturer Practice ("GMP") status from the Chinese State Food and Drug Administration ("SFDA") and ISO9000 Quality Assurance System.

III.	Dragon International Group Corp., a Florida corporation ("Dragon Florida")
Dragon Florida is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Dragon Florida on October 4, 2004.  Dragon Florida is a holding company and operates the following subsidiary:

1.	Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon")
Ningbo Dragon is a wholly owned subsidiary of Dragon Florida. Ningbo Dragon was formed on August 29, 1997. Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004 and acquired the remaining 30% interest on December 31, 2004. Ningbo Dragon is a manufacturer and distributor of paper and integrated packaging paper products.  Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products.  Revenues for Ningbo Dragon are derived primarily from operations within China with a diverse customer base where no customer represents more than 10% of revenues. In addition to its own operations, Ningbo Dragon directly operates the following three subsidiaries:

i.	Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd. ("Yonglongxin")
Yonglongxin is a wholly owned subsidiary of Ningbo Dragon. Yonglongxin was formed on November 8, 1999.  Yonglongxin is a manufacturer of specialty paperboard products and holds an ISO9000 certificate.  Yonglongxin operates a civil welfare manufacturing facility, which enjoys government subsidies for employing handicapped citizens in Zhang'ai Village, Fuming County, near Ningbo, China.  Yonglongxin also operates the Xianyang Naite Research & Development Center ("R&D Center").  The R&D Center was created to develop, design and improve production methods.

ii.	Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")
Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon.  Ningbo Dragon acquired Dragon Packaging on June 1, 2005. Dragon Packaging is a manufacturer of specialized packaging materials products for the pharmaceutical and food industry.

iii.	Hangzhou Yongxin Paper Co., Ltd. ("Yongxin”)
Ningbo Dragon holds a 60% interest in Yongxin.  Ningbo Dragon acquired a 60% interest on July 1, 2005. Yongxin manufactures, sells, and distributes cigarette packaging materials and is located in Hengjie Village of the Liuxia town in Hangzhou, Zhejiang Province, China.

FOREIGN EXCHANGE CONSIDERATIONS

Since the local currency for 100% of our net revenues for the three months ended September 30, 2008 and 2007 is the Chinese Renminbi (“RMB”), how we report net revenues from our RMB-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

Our financial instruments at September 30, 2008 contain accounts receivable, accounts payable and short-term debt. The fair values of financial instruments approximate their recorded values.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

During the three month period ended September 30, 2008, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

RECENT EVENTS

In November 2008, the Chinese government announced a two year domestic economic stimulus program valued at $586 billion. The stimulus packages which included previously announced tax rebates is aimed at bolstering domestic economic activity. The program includes spending in housing, infrastructure, agriculture, health care and social welfare. Furthermore the program includes tax rebates and a tax deduction for capital. We expect to see a benefit to the Chinese economy from this stimulus program. However in the short-term, it remains to be seen the impact this will have on our revenues through the remainder of fiscal 2009 and beyond.

RESULTS OF OPERATIONS

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The following table provides certain comparative information based on our consolidated results of operations for the three months ended September 30, 2008 and September 30, 2007:

	Three months ended September 30, 2008	Three months ended September 30, 2007	$ Change	% Change

Net Revenues	$9,814,986	$7,929,498	$1,885,488	23.8%
Cost of Sales	9,067,517	7,331,333	1,736,184	23.7%
Gross Profit	747,469	598,165	149,304	25.0%
Selling Expenses	381,575	192,308	189,267	98.4%
General and Administration Expenses	388,336	234,339	153,997	65.7%
Total Operating Expenses	769,911	426,647	343,264	80.5%
Loss from Operations	(22,442)	171,518	(193,960)	113.1%
Total Other Expense	(120,134)	(22,097)	(98,037)	-443.7%
Net Income (Loss)	$(148,888)	$(17,347)	$(131,541)	-758.3%

OTHER KEY INDICATORS

	Three months ended September 30, 2008	Three months ended September 30, 2007
Other Key Indicators:
Cost of Sales as a percentage of Revenues	92%	92%
Gross Profit Margin	8%	8%
Selling Expenses as a percentage of Revenues	4%	2%
General and Administration Expenses as a percentage of Revenues	4%	3%
Total Operating Expenses as a percentage of Revenues	8%	5%

Segment Information

During fiscal years 2008 and 2009, our operations were conducted in two operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Our operating decisions, on-site management, internal reporting and performance assessments are conducted within each of the following two identified segments:

•	Pulp and Paper
•	Packaging

The following table summarizes the operating results for the three months ended September 30, 2008 and September 30, 2007 by segment:

	Consolidated		Pulp and Paper		Packaging		Corporate Items and Elimations
	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Net Revenues	9,814,986	7,929,498	8,440,438	7,042,996	1,374,548	886,502	-	-
Cost of Sales	9,067,517	7,331,333	7,936,537	6,626,054	1,130,980	705,278	-	-
Gross Profit	747,469	598,165	503,901	416,941	243,568	181,224	-	-
Total Operating Expenses	769,911	426,647	432,418	220,349	243,743	206,178	93,750	120
Total Operating Income	(22,442)	171,518	71,483	196,592	(175)	(24,954)	(93,750)	(120)
Net (loss) income	(148,888)	(17,347)	13,388	78,967	(68,381)	(96,194)	(93,895)	(120)
Segment Assets	24,267,197	24,462,181	6,755,504	5,998,862	17,513,154	18,515,672	(1,461)	(52,352)

NET REVENUES

Our consolidated revenues for the three months ended September 30, 2008 were up $1,885,488, or approximately 24%, increasing from $7,929,498 for the three month period ending September 30, 2007 to $9,814,986 for the three month period ending September 30, 2008.  This increase was due to organic growth in both our packaging and pulp & paper segments.

Pulp and Paper Segment
Wellton leads our pulp and paper segment; this segment contributed $8,440,438 in revenue this quarter, or approximately 86% of total revenue.  Segment revenues increased $1,397,442 or 20%, from $7,042,996 for the three month period ended September 30, 2007 to $8,440,438 for the same period in the current fiscal year.  We expect to continue to see positive revenue growth from this segment..

Packaging Segment
Shanghai Jin Kui and Ningbo Dragon and its subsidiaries make up our packaging segment; this segment contributed $1,374,548, or approximately 14% of total revenue.  Segment revenues increased $488,046 or 55%, from $886,502 for the three month period ended September 30, 2007 to $1,374,548 for the same period in the current fiscal year.

We are beginning to see the growth results of our strategic shift in our packaging segment from a focus on cigarette and food packaging toward pharmaceutical packaging.  While this shift is continuing to develop and mature, the 55% revenue growth compared to the same quarter in the prior year is evidence that this strategy is working.  We expect to see continued improvement in our packaging segment as we continue to dedicate resources to this market.

COST OF SALES AND GROSS PROFIT

Our consolidated cost of sales increased $1,736,184, or 24%, from $7,331,333 during the three months ended September 30, 2007 to $9,067,517 during the three months ended September 30, 2008.  Cost of sales as a percentage of net revenues remained relatively stable between periods, totaling 92.4% for the three months ended September 30, 2008 and 92.5% for the three months ended September 30, 2007.  As such, this increase in cost of sales follows in-line with our increase in sales period over period.

Consolidated gross profit increased $149,304, or 25%, from $598,165 for the three months ended September 30, 2007 to $747,469 for the three months ended September 30, 2008.  Gross profit as a percentage of sales remained stable between periods; 7.6% for the three months ended September 30, 2008 and 7.5% for the three months ended September 30, 2007.

Pulp and Paper Segment
Gross Profit increased $86,960 or 21%, from $416,941 for the three months ended September 30, 2007 to $503,901 for the three months ended September 30, 2008.  Gross profit as a percentage of sales remained stable at 6.0% in the current quarter and 5.9% in the same quarter in the prior year.

Packaging Segment
Gross profit increased $62,344, or 34%, from $181,244 for the three months ended September 30, 2007 to $243,568 for the three months ended September 30, 2008. Gross profit as a percentage of sales decreased from 20.4% during the first quarter of the prior year to 17.7% during the current quarter; this decrease is largely due to higher energy costs.  This segment continues to focus on higher margin pharmaceutical products, even with this fluctuation this segment’s gross margin is significantly higher than our Pulp and Paper segment.

TOTAL OPERATING EXPENSES

Total operating expenses increased $343,264, or 80%, from $426,647 for the three months ended September 30, 2007 to $769,911 for the three months ended September 30, 2008.  Operating expense as a percentage of revenue increased from 5.4% during the first quarter in the prior year to 7.8% during the current quarter.

Selling expenses increased $189,267, or 98%, from $192,308 for the three months ended September 30, 2007 to $381,575 for the three months ended September 30, 2008. Selling expenses as a percentage of revenue increased from 2.4% during the first quarter in the prior year to 3.9% in the current quarter. This increase is primarily due to an increase in commissions paid for Wellton agents.

General and administrative expenses increased $153,997 or 66% from $234,339 during the three months ended September 30, 2007 to $388,336 as compared to the three months ended September 30, 2008. General and administrative expenses as a percentage of revenue increased from 3.0% during the first quarter in the prior year to 4.0% in the current quarter.  This increase is due primarily to stock based consulting expenses.

TOTAL OTHER EXPENSE

Total other expense increased $98,037 from $22,097 for the three months ended September 30, 2007 to $120,134 for the three months ended September 30, 2008.  This increase is primarily due to an increase in interest expense of $98,580; interest expense increased the current quarter as compared to the first quarter in the prior year as we have financed a larger portion of our operations with short-term notes.  Our notes payable balance has increased and the weighted average interest rate of these notes have also increased over the same period in the prior year.

NET LOSS

Net loss increased sharply from a net loss of $17,347 for the three months ended September 30, 2007 to a net loss of $148,888 for the three month period ended September 30, 2008 due to the combination of factors highlighted above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2008 our working capital was approximately $4.7 million as compared to approximately $5.1 million at June 30, 2008.

As of September 30, 2008, we had $432,168 in unrestricted cash and an accumulated deficit since inception of $1,949,731.  Our restricted cash balance at September 30, 2008, totaled $240,697, and is pledged to the repayment of bank acceptance notes, totaling $481,394 held by the Bank of Communications in the PRC.

Cash provided from operating activities totaled $276,670 for the three months ended September 30, 2008 compared to cash used in operating activities for the same period of the preceding year of $595,251.  This overall increase in cash provided by operating activities of $871,921 was primarily attributable to efficient cash management relating to collection of accounts receivable and payments on accounts payable.  The largest sources of cash include funding from the following: $3,124,808 from collection of accounts receivable and $82,055 from the increase of accrued liabilities. These sources of cash were offset primarily by the following uses of cash: $2,193,506 to pay down accounts payable, and $325,805 increase in advance on purchases.

We used $109,808 of cash for investing activities during the period, we used $73,863 for capital expenditures and $35,945 as an increase in notes receivable.  We also obtained $38,347 in cash provided by financing activities.

We have historically supplemented our operational cash flow, as needed, through PRC based bank borrowings.  These borrowings have been primarily with the Agricultural Bank of China and the Bank of Communications.  The level of these borrowings remained relatively stable totaling $5,511,266 as of September 30, 2008, increasing slightly from $5,498,220 at June 30, 2008.  We believe our relationship with these banks remains good and we will be able to replace or renew these loans as they become due.  We are current with our payment obligations relating to these loans.  Our inability to renew these obligations as they become due or find alternate sources of funding will adversely affect our operations.

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

 Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1. Description of Business--Risk Factors in our Annual Report on Form 10-K  for the fiscal year ended June 30, 2008:

The loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries; our ability to successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company; our acquisition efforts in the future may result in significant dilution to existing holders of our securities; difficulties in raising capital in the future as a result of the terms of our January 2007 financing; our ability to effectively integrate our acquisitions and manage our growth; the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States; our dependence upon advisory services provided by a U.S. company due to our management’s location in the Peoples Republic of China (“PRC”); intense competition in the packaging products and paperboard industries; the impact of economic downturn in the PRC on our revenues from our operations in the PRC; the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi; the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China; the impact of changes to the tax structure in the PRC; our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and the existence of extended payment terms which are customary in China; uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy; our board of directors’ effectiveness in fulfilling the functions of the audit committee may have been hindered by our lack of independent directors; we are dependent upon a few suppliers of raw materials and products we distribute, if our suppliers do not provide us with adequate supplies of certain materials used in our products, we may not be able to deliver sufficient quantities of our products to satisfy demand; we may not have sufficient protection of certain of our intellectual property; demand for our products is substantially dependent upon the demand for the industry to which we supply products; our operations are subject to government regulation; our products must continue to meet the needs of the industries we service; our business is substantially dependent upon the paper industry in general and the operations of Wellton; changes in the cost or availability of raw material and energy; changes in transportation availability or costs; material disruptions of manufacturing; we may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors, we have already had to restate our financial statements from September 30, 2005 through September 30, 2007 as a result of weakness and deficiencies in such controls; because our stock currently trades below $5.00 per share, and is quoted on the OTCBB, our stock is considered a "penny stock" which can adversely affect its liquidity; we do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended as of September 30, 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

All of our employees and the bulk of accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of November 2008, the Company has not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

 Restatement of financial statements

The financial statements for the fiscal year ended June 30, 2007, including the subsequent three month period ended September 30, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

•
For the fiscal year ended June 30, 2007 and  2006, we erroneously did not value the reduction in exercise price of existing warrants associated with an induced conversion offer.  The value of the reduction in exercise price has been calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the fiscal year ended June 30, 2006.  The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

•
For the fiscal years ended June 30, 2007 and 2006, we erroneously deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of our common stock and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period.  In addition, in February 2006, we issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, as compensation pursuant to a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term.  The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123R.  These corrections resulted in an increase in consulting expense for the fiscal year ended June 30, 2006 and a reduction in consulting expense for subsequent periods, including a reduction in consulting expenses of $86,878 for the three month period ended September 30, 2007, as detailed in the tables below.

•
In March 2007, pursuant to a consulting agreement, we issued 4,000,000 shares of our common stock.  Initially, we had recorded and reported this issuance incorrectly as a cost of raising capital related to the private placement of $1,500,000 in units sold during the quarter.  We restated the financial statements to recognize the full expense of this agreement immediately upon entering into the consulting agreement in March 2007 under the provisions of EITF 96-18 and SFAS 123.  This correction resulted in an increase in accumulated deficit for the three month period ended September 30, 2007 of $360,000.

Other than the items discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended June 30, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 13, 2008 we issued 10,000,000 shares of our common stock to HK Mingtai Investment Co, Ltd. ("HK Mingtai").  These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act").  The offering and sale of the common stock in this transaction qualified for exemption under Section 4(2) of the Act since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  HK Mingtai was an accredited investor and its representative had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, HK Mingtai had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted.  This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008.

                                        DRAGON INTERNATIONAL GROUP CORP.

                                        By: /s/ David Wu

                                        David Wu,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)