Form 10-Q
period 2008-12-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2009-02-17
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 134,752,772 shares of common stock are issued and outstanding at February 10, 2009.

 DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED DECEMBER 31, 2008

Part I – Financial Information
Item 1 – Financial Statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$909,751	$213,110
Accounts receivable (net of allowance for doubtful accounts of $764,381 and $1,333,501, respectively)	4,367,994	9,919,791
Inventories	3,475,867	4,819,435
Advances on purchases	5,918,110	5,034,567
Other receivables	120,584	57,536
Prepaid expenses and other current assets	72,256	39,291
Total Current Assets	14,864,562	20,083,730

Cash - restricted	-	240,112
Property and equipment - net	3,239,756	3,125,797
Intangible assets - net	3,117,741	2,813,666
Deferred expense	23,393	28,525
Taxes receivable	30,670	-
Total Assets	$21,276,122	$26,291,830

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$5,584,919	$5,498,220
Accounts payable	3,247,971	8,505,110
Accrued expenses	337,269	283,616
Advances from customers	112,032	62,504
Tax payable	-	40,015
Due to related parties	18,354	602,511
Total Current Liabilities	9,300,545	14,991,976

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding)	-	-
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
132,198,022 and 117,033,022 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively.)	132,198	117,033
Additional paid-in capital	12,280,547	11,640,962
Accumulated deficit	(1,802,665)	(1,800,842)
Other comprehensive income - foreign currency	1,365,497	1,342,701
Total Stockholders' Equity	11,975,577	11,299,854

Total Liabilities and Stockholders' Equity	$21,276,122	$26,291,830

See accompanying notes to Consolidated Financial Statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

NET REVENUES	$5,660,758	$13,056,527	$15,475,744	$20,986,025

COST OF SALES	4,953,777	12,122,988	14,021,294	19,454,321

GROSS PROFIT	706,981	933,539	1,454,450	1,531,704

OPERATING EXPENSES:
Selling expenses	163,453	92,716	545,028	285,024
General and administrative Expenses	337,011	289,000	725,347	523,339
Total Operating Expenses	500,464	381,716	1,270,375	808,363

INCOME FROM OPERATIONS	206,517	551,823	184,075	723,341

OTHER (EXPENSE) INCOME :
Income tax abatement	-	1,621,322	-	1,621,322
Other income	90,133	70,653	148,070	128,047
Interest expense	(143,610)	(95,031)	(321,681)	(174,523)
Total Other (Expense) Income	(53,477)	1,596,944	(173,611)	1,574,846

INCOME BEFORE INCOME TAXES	153,040	2,148,767	10,464	2,298,187

INCOME TAXES	(5,974)	(172,009)	(12,286)	(262,907)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	147,066	1,976,758	(1,822)	2,035,280

MINORITY INTEREST IN INCOME OF SUBSIDIARY	-	-	-	(75,870)

NET INCOME (LOSS)	$147,066	$1,976,758	$(1,822)	$1,959,410

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation	$1,159	$217,420	$22,796	$316,200

COMPREHENSIVE INCOME	$148,225	$2,194,178	$20,974	$2,275,610

NET INCOME PER COMMON SHARE
Basic	$0.00	$0.02	$0.00	$0.02
Diluted	$0.00	$0.02	$0.00	$0.02

Weighted Common Shares Outstanding - Basic	130,097,418	96,363,982	123,529,525	96,363,982
Weighted Common Shares Outstanding - Diluted	130,115,837	139,679,254	123,529,525	139,679,254

See accompanying notes to Consolidated Financial Statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,822)	$1,959,410
Adjustments to reconcile net (loss) income to net cash provided from (used in) operating activities:
Depreciation and amortization	207,183	258,447
Common stock issued for services	330,000	-
Allowance for doubtful accounts	(570,256)	(40,674)
Minority interest	-	75,870
Changes in assets and liabilities:
Accounts receivable	6,131,826	(1,549,783)
Inventories	1,350,392	(776,969)
Prepaid and other current assets	(51,726)	(947,566)
Notes receivable	-	284,008
Other receivables	(69,886)	(54,419)
Advances to employees	-	(7,424)
Advances on purchases	(841,676)	11,273
Other assets	-	(18,531)
Intangible assets	(29,065)	-
Accounts payable	(5,167,049)	2,012,928
Tax payable	(70,799)	(1,445,698)
Other payables	(97,102)	(42,774)
Accrued expenses	53,502	(170,583)
Advances from customers	49,374	20,935

NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES	1,222,896	(431,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(280,917)	(390,251)

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(280,917)	(390,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	72,960	171,566
Proceeds from the exercise of warrants	24,750	-
Decrease in restricted cash	240,768	-
Repayment of related parties advances	(584,154)	-

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(245,676)	171,566

EFFECT OF EXCHANGE RATE ON CASH	338	163,947

NET INCREASE (DECREASE) IN CASH	696,641	(486,288)

CASH - beginning of the period	213,110	1,032,519

CASH - end of the period	$909,751	$546,231

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$158,449	$174,523
Income Taxes	$-	$262,907

Non-cash investing and financing activities:
Common stock issued for acquisitions	$300,000	$-
Acquisition of minority interest in subsidiary	-	$679,428

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dragon International Group Corp. ("we," "our", "us", "Dragon" or "Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.  Our operations are conducted through subsidiaries located in the Peoples Republic of China ("PRC") and the British Virgin Islands (“BVI”).

We are a manufacturer and distributor of a variety of paper products and packaging materials. Our principal executive offices and manufacturing facilities are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China.  Our manufacturing operations are led by Shanghai JinKui Packaging Material Co., Ltd. and Ningbo Dragon International Trade Co., Ltd. and its subsidiary companies.  The main customers of our manufacturing products are pharmaceutical companies in the People’s Republic of China, Pakistan, and India.  Our distribution operations are led by Wellton International Fiber Corp. domiciled in the British Virgin Islands.  Wellton is an agent and supplier of paper pulp, waste paper, and recycled paper products.  Its main customers are manufacturers of paper and packaging products ranging from office paper to industrial cardboard.

We operate various entities engaged in the paper industry. However, we evaluate the business and our products under two core segments: (i) Pulp and Paper and (ii) Packaging.  Our Pulp and Paper segment consists of the operations of Wellton and our Packaging segment consists of the operations of Shanghai JinKui and Ningbo Dragon and its subsidiaries.  Our various entities enable us to be diversified within the paper industry and support our goal to become a leader in the manufacture and distribution of a) pharmaceutical packaging products and b) pulp and paper products within China.

We are on a fiscal year; as such the three month period ending December 31, is our second quarter.  The fiscal year ended June 30, 2008 is referred to as “fiscal 2008”, the fiscal year ended June 30, 2007 is referred to as “fiscal 2007”, and the coming fiscal year ending June 30, 2009 is referred to as “fiscal 2009”.  Our operations are conducted through the following subsidiaries of Dragon Nevada.

PULP AND PAPER SEGMENT:

Wellton International Fiber Corp. ("Wellton")

Wellton is a wholly owned subsidiary of Dragon Nevada.  Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007.  Wellton was formed in February 2002 under the laws of the British Virgin Islands and operates as an agent and supplier of paper pulp, waste paper, and recycled paper products. Revenues for Wellton are derived from a diverse customer base located primarily in the PRC where no single customer represents more than 10% of revenues.

PACKAGING SEGMENT:

Shanghai JinKui Packaging Material Co., Ltd. (“Shanghai JinKui”)

Shanghai JinKui is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Shanghai JinKui on June 30, 2006.  Shanghai JinKui is a manufacturer of packaging products, for the pharmaceutical and food industry.  In 2005, Shanghai JinKui obtained the Good Manufacturer Practice ("GMP") status from the Chinese State Food and Drug Administration ("SFDA") and ISO9000 Quality Assurance System.

Dragon International Group Corp., a Florida corporation ("Dragon Florida")

Dragon Florida is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Dragon Florida on October 4, 2004. Dragon Florida is a holding company and operates Ningbo Dragon International Trade Co., Ltd.

Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon")

Ningbo Dragon is a wholly owned subsidiary of Dragon Florida.  Ningbo Dragon was formed on August 29, 1997.  Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004 and acquired the remaining 30% interest on December 31, 2004. Ningbo Dragon is a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export paper products. Revenues for Ningbo Dragon are derived primarily from operations within China with a diverse customer base where no single customer represents more than 10% of revenues. In addition to its own operations, Ningbo Dragon directly operates the following three subsidiaries: Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd.; Ningbo Dragon Packaging Technology Co., Ltd. ; and, Hangzhou Yongxin Paper Co., Ltd.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

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

Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")

Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired Dragon Packaging on June 1, 2005.  Dragon Packaging manufactures assorted packaging materials for the pharmaceutical and food industry.  In December 2008, Dragon Packaging received approval from China’s State Food and Drug Administration ("SFDA") to manufacture polyethylene and foil based cold forming products for use in pharmaceutical packaging.  The SFDA approval allows Dragon Packaging to produce and market packaging products to the pharmaceutical industry in China.  The approval expires in December 2013.  Dragon Packaging expects to manufacture the recently approved pharmaceutical packaging products at Dragon Packaging’s packaging facility located in Ningbo city.  Ningbo’s manufacturing facility includes a 40,000 square foot production plant and has the capacity to produce 2,400 metric tons of pharmaceutical packaging products per year.

Hangzhou Yongxin Paper Co., Ltd. ("Yongxin”)

Ningbo Dragon holds a 60% interest in Yongxin. Ningbo Dragon acquired a 60% interest on July 1, 2005.  Yongxin manufactures, sells, and distributes cigarette packaging materials and is located in Hengjie Village of the Liuxia town in Hangzhou, Zhejiang Province, China.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, all significant inter-company balances and transactions have been eliminated.  These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements included in our Annual Report on Form 10-K have been condensed or omitted.

The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2008 and notes thereto contained on Form 10-K for the fiscal year ended June 30, 2008 of the Company as filed with the Securities and Exchange Commission. The results of operations for the three month and six month periods ended December 31, 2008 are not necessarily indicative of the results for our full fiscal year ending June 30, 2009.

RECLASSIFICATION

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented.  Certain payables previously classified as Accounts Payable are now classified as Due to Related Parties.

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At December 31, 2008, the Company maintained a cash balance of $909,751.  Of this amount $899,197 is held in China, and $10,554 is held in the U.S.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off against the allowance when it is determined that the amounts are uncollectible. The allowance for doubtful accounts totaled $764,381 at December 31, 2008 and $1,333,501 at June 30, 2008.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

INVENTORIES

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES ON PURCHASES

Advances on purchases amounted to $5,918,110 and $5,034,567 at December 31, 2008 and June 30, 2008, respectively.  This amount consists of prepayments by the Company for merchandise orders that had not yet been shipped to the Company.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company recognizes the value and amortizes intangible assets and intellectual property acquired in connection with their various acquisitions, including goodwill.  The Company amortizes these assets based on the expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams related to these acquired assets.  If no expected useful life can be determined, as is the case with goodwill, the Company will test the asset for impairment on an annual basis.  For the six months ended December 31, 2008 and 2007, amortization expenses for intangible assets amounted to $32,215 and $32,816, respectively.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company adopted FAS No.123R in the first quarter of fiscal 2006.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulted in the issuance of common stock that would then share in our income, subject to anti-dilution limitations.

The following table represents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Net Income (Loss) available to common shareholders for basic and diluted earnings per share	$147,066	$1,976,758	$(1,822)	$1,959,410
Weighted average shares outstanding - basic	130,097,418	96,363,982	123,529,525	96,363,982
Effect of dilutive securities:
Unexercised warrants	18,419	43,315,272	23,432	43,315,272
Weighted average shares outstanding - diluted	130,115,837	139,679,254	123,529,525	139,679,254
Earnings (loss) per share - basic	$0.00	$0.02	$0.00	$0.02
Earnings (loss) per share -diluted	$0.00	$0.02	$0.00	$0.02

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.  At December 31, 2008 and prior fiscal year ended June 30, 2008, the exchange rates for the Chinese Renminbi, also referred to as the Chinese dollar (“RMB”), for 1 United States dollar were 6.8542 and 6.8718, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its cash with high credit quality financial institutions in the United States and China. At December 31, 2008, the Company, held a total of $909,751 in bank deposits.  Of this amount $899,197 is held in China, and $10,554 is held in the U.S.  The cash balance of $899,197 held in bank deposits in China is not insured.  The Company has not experienced any losses in such accounts through December 31, 2008.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, deferred expenses, advance on purchases, other receivables, accounts payable, accrued expenses, due to related parties, advance from customers, and loans approximate their fair market value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

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

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 as of the first quarter of fiscal 2009, this standard must be applied on a retrospective basis. We are evaluating any impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - INVENTORIES

At December 31, 2008 and June 30, 2008, inventories consisted of the following:

	December 31, 2008	June 30, 2008
Raw Materials	$881,986	$669,322
Work in Progress	904,204	1,608,582
Finished Goods	1,689,677	2,541,531
	$3,475,867	$4,819,435

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation expense for the six month periods ending December 31, 2008 and December 31, 2007 was $174,968 and $133,538 respectively.  At December 31, 2008 and June 30, 2008, property and equipment consisted of the following:

Asset class	Estimated Life	December 31, 2008	June 30, 2008
Manufacturing Equipment	5 years	$2,692,386	$2,590,684
Building and Improvements	20 years	1,429,264	1,287,304
Office Equipment	5 years	105,630	74,876
Construction in Progress		360,829	343,343
		4,588,109	4,296,207

Less: Accumulated Depreciation		(1,348,353)	(1,170,410)

Fixed Assets - Net		$3,239,756	$3,125,797

NOTE 4 - INTANGIBLE ASSETS

In connection with the acquisition of Dragon Packaging on June 1, 2005, the Company acquired land use rights valued as of December 31, 2008 at $3,042,276 (Local currency of RMB 20,852,366) through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053.  The Company commenced amortizing these land use rights over the contract period beginning July 1, 2005.  For the six months ended December 31, 2008 and 2007, amortization expenses amounted to $32,215 and $32,816, respectively.  The value of the land use rights remained constant in the local currency of RMB, the change in the valuation as it relates to U.S. dollars is associated with the currency fluctuation.

In connection with the acquisition of Shanghai JinKui on June 30, 2006, we settled a previously disputed contingent consideration payment in October, 2008. In accordance with SFAS 141, “Business Combinations” we accounted for the additional shares as part of the purchase price and allocated the amount to goodwill when the contingency was resolved and additional consideration was distributable. Please refer to Note 7 – Stockholders’ Equity for further discussion.

	December 31, 2008	June 30, 2008
Land Use Rights (Estimated Useful Life: 45 years)	$3,042,276	$3,005,379
Goodwill	300,000	-
Less: Accumulated Amortization	(224,535)	(191,713)
	$3,117,741	$2,813,666

NOTE 5 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

At December 31, 2008, the Company owed $18,354 to David Wu, Chief Executive Officer of the Company, for a shareholder loan used for working capital purposes at Shanghai JinKui. At June 30, 2008, the Company owed $602,511 to Kung Ming (Eric) Kuo, general manager of Wellton, for unpaid salary, unpaid dividend liability assumed as part of the acquisition of Wellton, and a shareholder loan used for working capital purposes at Wellton. The due to related party balances consist of the following

	December 31, 2008	June 30, 2008
Unpaid Salary	$-	$106,200
Dividend Liability	-	242,000
Shareholder Loan	18,354	254,311
	$18,354	$602,511

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

NOTE 6 - NOTES PAYABLE

A summary of notes payable as of December 31, 2008 and June 30, 2008 is as follows:

	December 31, 2008	June 30, 2008
Bank Acceptance note payable to Bank of Communications, due on November 23, 2008. Non-interest bearing. 50% secured by restricted cash.	$-	$189,179

Note payable to Bank of Agriculture, due on February 15, 2009*. Interest only payable monthly at a variable prime rate. As of December 31, 2008, the prime rate was 5.31%. Secured by the property of the Company.	948,324	945,895

Note payable to Ningbo Jiangdong Yongke Co., Ltd. due on Feburary 19, 2009** at an annual rate of 10%.	102,127	-

Notes payable to Yafen Wei, due on February 28, 2009 at an annual rate of 12%. Secured by property of third party: Ningbo Jiangdong Yongke Co., Ltd.	175,075	-

Note payable to Ningbo Jiangdong Yongke Co., Ltd. due on March 8, 2009 at an annual rate of 12%.	72,948	-

Note payable to Ningbo Jiangdong Yongke Co., Ltd. due on May 20, 2009. Intereste payable at a variable prime rate. As of December 31, 2008, the prime rate was 5.31%.	87,538	-

Note payable to Shanghai Agriculture Commercial Bank, due on June 2 , 2009. Interest only payable monthly at a variable prime rate. As of December 31, 2008, the prime rate was 5.31%. Secured by the property of third party: Lijian Lu.	218,843	218,283

Note payable to James Wang, CEO of China Direct, Inc., interest only payable annually at the rate of 8%, $43,000 due on April 11, 2009 and $100,000 due on January 10, 2010. Unsecured.	143,000	143,000

Note payable to Bank of Agriculture, due on June 12, 2009. Interest only payable monthly at a variable prime rate. As of December 31, 2008 the prime rate was 5.31%. Secured by property of the Company.	1,823,699	1,819,028

Note payable to Bank of Agriculture, due on June 15, 2009. Interest only payable monthly at a variable prime rate. As of December 31, 2008, the prime rate was 5.31%. Secured by property of the CEO, David Wu.	291,792	291,044

Note payable to Bank of Agriculture, due on November 10, 2009. Interest only payable monthly at variable prime rate. As of December 31, 2008, prime rate was 5.31%. Secured by property of third party: Ningbo Jiangdong Yongke Co., Ltd.	583,584	582,089

Notes payable to Yafen Wei, due on November 30, 2009 at an annual rate of 12%. Secured by property of third party: Ningbo Jiangdong Yongke Co., Ltd.	116,717	-

Note payable to Capital One Resource Co., Ltd. due on December 31, 2009 at a rate of 6%. Secured by the property of the Company, David Wu and third party: Yonghua Cai.	1,021,272	1,018,657

Bank Acceptance note payable to Bank of Communications, due on December 4, 2009. Non-interest bearing. 50% secured by restricted cash.	-	291,045

Total	$5,584,919	$5,498,220

Less: current portion	(5,584,919)	(5,498,220)

Long-term portion	$-	$-

*	The Company plans to renew this loan and extend the maturity to February 15, 2010.
**	The Company plans to renew this loan and extend the maturity to February 19, 2010.

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

NOTE 7 - STOCKHOLDERS' EQUITY

CONSULTANT

In July 2008, as amended in October 2008, we entered into a one year agreement with Capital One Resource Co., Ltd. a wholly owned subsidiary of China Direct, Inc.  Under the terms of the current agreement, they have been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosure.  As compensation for its services, we will issue Capital One Resource Co., Ltd. an aggregate of 5,000,000 shares of our common stock as follows: 1,250,000 shares of our common stock earned for services provided from July 1, 2008 through September 30, 2008 and earned on or before September 30, 2008; 1,250,000 shares of our common stock earned for services provided from October 1, 2008 through December 31, 2008 and earned on or before December 31, 2008; 1,250,000 shares of our common stock shall be earned for services provided from January 1, 2009 through March 31, 2009 and shall be earned on or before March 31, 2009; 1,250,000 shares of our common stock shall be earned for services provided from April 1, 2009 through June 30, 2009 and shall be earned on or before June 30, 2009.  The agreement may be terminated by either party upon 30 days notice.  The Company will issue and expense 1,250,000 per quarter for services rendered and earned during each quarter; the fair value of the shares will be measured upon the date of issuance.

On October 8, 2008, China Direct, Inc. exercised a warrant to purchase 165,000 shares of our common stock at an exercise price of $0.15 per share.

On October 15, 2008, we issued 5,000,000 shares of common stock to Capital One Resource Co., Ltd.; 3,000,000 shares were for payment of consulting services rendered during our fiscal year ended June 30, 2008 and 2,000,000 shares were for payment of consulting services rendered and to be rendered during our fiscal year ending June 30, 2009.

ADDITIONAL CONSIDERATION FOR ACQUISITION

In October, 2008 the Company issued 10,000,000 shares of common stock, assigned to H.K. Mingtai Investment Co., Ltd. as partial payment of our acquisition of Shanghai JinKui.  The shares were issued upon the request of Haobo Zhu and Shaobo Ouyang, former shareholders of Shanghai JinKui, as contingent consideration in connection with the acquisition of Shanghai JinKui.  Pursuant to section 1.2 of the stock purchase agreement entered into by and among Dragon Nevada and Shanghai JinKui dated June 10, 2006, filed as an exhibit to our 10-KSB/A for the fiscal year ended June 30, 2006, we agreed to a contingent payment of additional shares related to the purchase, based on Shanghai JinKui achieving specified net income targets subsequent to the purchase.  The fulfillment of the contingent conditions has been in dispute since December 31, 2006; specifically, the parties have disagreed regarding the definition of net income.  On October 13, 2008 the parties reached an agreement to issue 10,000,000 shares of common stock with a fair value of $300,000.  In accordance with SFAS 141, “Business Combinations” we accounted for the additional shares as part of the purchase price of Shanghai JinKui when the contingency was resolved and additional consideration was distributed.  We valued the additional consideration at fair value based on the market price of $0.03 per share on the date of issuance.

COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock warrants as of December 31, 2008 and changes during the six month period ended December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at July 1, 2008	42,697,282	$0.139

Granted	-	-
Exercised	(165,000)	0.15
Forfeited	-	-

Outstanding at December 31, 2008	42,532,282	0.139

Warrants exercisable at end of period	42,532,282	$0.139

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008
The following information applies to all warrants outstanding at December 31, 2008:

Warrants Outstanding and Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Shares	Weighted Average Exercise Life (Years) Contractual Shares	Weighted Average Exercise Price
$0.30	150,000	1.53	$0.30
0.15	23,852,940	2.35	0.15
0.125	18,333,342	3.09	0.125
0.01	196,000	1.53	0.01
	42,532,282		$0.139

NOTE 8 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the three and six months ended December 31, 2008, the Company operated in two reportable business segments as follows:

PULP AND PAPER SEGMENT:

•	Wellton, a wholly owned subsidiary of Dragon Nevada

PACKAGING SEGMENT:

•	Shanghai JinKui , a wholly owned subsidiary of Dragon Nevada
•	Dragon Florida, a wholly owned subsidiary of Dragon Nevada
•	Ningbo Dragon, a wholly owned subsidiary of Dragon Florida
•	Yonglongxin, a wholly owned subsidiary of Ningbo Dragon
•	R&D Center, a wholly owned subsidiary of Yonglongxin
•	Yongxin, a 60% interest subsidiary of Ningbo Dragon
•	Dragon Packaging, a wholly owned subsidiary of Ningbo Dragon

The Company's reportable segments are strategic business units that offer different products and services. Each segment and each company or group of companies are managed and reported separately based on the fundamental differences in their operations. Condensed information with respect to these reportable segments for the three and six months ended December 31, 2008 and 2007 are as follows:

	Pulp and Paper		Packaging		Corporate Items and Elimations		Consolidated
	For the three months ended December 31,		For the three months ended December 31,		For the three months ended December 31,		For the three months ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Net Revenues	$4,190,243	$11,178,474	$1,470,515	$1,878,053	$-	$-	$5,660,758	$13,056,527
Cost of Sales	3,806,951	10,533,297	1,146,826	1,589,691	-	-	4,953,777	12,122,988
Gross Profit	383,292	645,177	323,689	288,362	-	-	706,981	933,539
Total Operating Expenses	156,064	230,115	228,150	151,436	116,250	165	500,464	381,716
Total Operating Income	227,228	415,062	95,539	136,926	(116,250)	(165)	206,517	551,823
Net (loss) income	273,621	1,941,378	(10,070)	35,445	(116,485)	(65)	147,066	1,976,758
Segment Assets	$3,562,645	$7,653,643	$17,402,923	$16,458,110	$310,554	$12,754	$21,276,122	$24,124,507

	Pulp and Paper		Packaging		Corporate Items and Elimations		Consolidated
	For the six months ended December 31,		For the six months ended December 31,		For the six months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Net Revenues	$12,630,681	$18,221,470	$2,845,063	$2,764,555	$-	$-	$15,475,744	$20,986,025
Cost of Sales	11,743,488	17,159,351	2,277,806	2,294,970	-	-	14,021,294	19,454,321
Gross Profit	887,193	1,062,119	567,257	469,585	-	-	1,454,450	1,531,704
Total Operating Expenses	588,482	450,464	471,893	357,614	210,000	285	1,270,375	808,363
Total Operating Income	298,711	611,655	95,364	111,971	(210,000)	(285)	184,075	723,341
Net (loss) income	287,009	2,020,345	(78,451)	(60,750)	(210,380)	(185)	(1,822)	1,959,410
Segment Assets	$3,562,645	$7,653,643	$17,402,923	$16,458,110	$310,554	$12,754	$21,276,122	$24,124,507

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2008

NOTE 9 – SUBSEQUENT EVENTS

INTEREST PAYMENT

 On January 13, 2009, we issued 2,554,750 shares of common stock as payment of interest on an outstanding loan in the amount of $1,021,272 due to Capital One Resource Co., Ltd. a wholly owned subsidiary of China Direct, Inc.

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

We are on a fiscal year; as such the three month period ending December 31, is our second quarter.  The fiscal year ended June 30, 2008 is referred to as “fiscal 2008”, the fiscal year ended June 30, 2007 is referred to as “fiscal 2007”, and the coming fiscal year ending June 30, 2009 is referred to as “fiscal 2009”.

OVERVIEW

Dragon International Group Corp. ("we", "our", "us", "Dragon" or "Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.  Our operations are conducted through subsidiaries located in the Peoples Republic of China ("PRC") and the British Virgin Islands (“BVI”).

We are a manufacturer and distributor of a variety of paper products and packaging materials. Our principal executive offices and manufacturing facilities are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China.  Our manufacturing operations are led by Shanghai JinKui Packaging Material Co., Ltd. (“Shanghai JinKui ”) and Ningbo Dragon International Trade Co., Ltd. (“Ningbo Dragon”) and its subsidiary companies.  The main customers of our manufacturing products are pharmaceutical companies in the People’s Republic of China, Pakistan, and India.  Our distribution operations are led by Wellton International Fiber Corp. (“Wellton”) domiciled in the British Virgin Islands.  Wellton is an agent and supplier of paper pulp, waste paper, and recycled paper products.  Its main customers are manufacturers of paper and packaging products ranging from office paper to industrial cardboard.

We operate various entities engaged in the paper industry. However, we evaluate the business and our products under two core segments: (i) Pulp and Paper and (ii) Packaging. Our Pulp and Paper segment consists of the operations of Wellton and our Packaging segment consists of the operations of JinKui and Ningbo Dragon and its subsidiaries.  Our various entities enable us to be diversified within the paper industry and support our goal to become a leader in the manufacture and distribution of a) pharmaceutical packaging products and b) pulp and paper products within China.

Our operations are conducted through the following subsidiaries of Dragon Nevada:

PULP AND PAPER SEGMENT:

Wellton International Fiber Corp. ("Wellton")

Wellton is a wholly owned subsidiary of Dragon Nevada.  Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007. Wellton was formed in February 2002 under the laws of the British Virgin Islands and operates as an agent and supplier for two categories of goods: paper pulp and waste paper products. Revenues for Wellton are derived from a diverse customer base located primarily in the PRC where no customer represents more than 10% of revenues.

PACKAGING SEGMENT:

Shanghai JinKui Packaging Material Co., Ltd. (“JinKui”)

Shanghai JinKui is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Shanghai JinKui on June 30, 2006. JinKui is a manufacturer of specialized packaging products, e.g. blister packs, for the pharmaceutical and food industry. In 2005, Shanghai JinKui obtained Good Manufacturer Practice ("GMP") status from the Chinese State Food and Drug Administration ("SFDA") and ISO9000 Quality Assurance System.

Dragon International Group Corp., a Florida corporation ("Dragon Florida")

Dragon Florida is a wholly owned subsidiary of Dragon Nevada. Dragon Nevada acquired Dragon Florida on October 4, 2004.  Dragon Florida is a holding company and operates Ningbo Dragon International Trade Co., Ltd.

Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon")

Ningbo Dragon is a wholly owned subsidiary of Dragon Florida. Ningbo Dragon was formed on August 29, 1997. Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004 and acquired the remaining 30% interest on December 31, 2004. Ningbo Dragon is a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO9000 certificate and national license to import and export products. Revenues for Ningbo Dragon are derived primarily from operations within China with a diverse customer base where no customer represents more than 10% of revenues. In addition to its own operations, Ningbo Dragon directly operates the following three subsidiaries: Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd.; Ningbo Dragon Packaging Technology Co., Ltd.; and, Hangzhou Yongxin Paper Co., Ltd.

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

Ningbo Dragon Packaging Technology Co., Ltd. ("Dragon Packaging")

Dragon Packaging is a wholly owned subsidiary of Ningbo Dragon. Ningbo Dragon acquired Dragon Packaging on June 1, 2005.  Dragon Packaging manufactures assorted packaging materials for the pharmaceutical and food industry.  In December 2008, Dragon Packaging received approval from China’s State Food and Drug Administration ("SFDA") to manufacture polyethylene and foil based cold forming products for use in pharmaceutical packaging.  The SFDA approval allows Dragon Packaging to produce and market packaging products to the pharmaceutical industry in China.  The approval expires in December 2013.  Dragon Packaging expects to manufacture the recently approved pharmaceutical packaging products at Dragon Packaging’s packaging facility located in Ningbo city.  Ningbo’s manufacturing facility includes a 40,000 square foot production plant and has the capacity to produce 2,400 metric tons of pharmaceutical packaging products per year.

Hangzhou Yongxin Paper Co., Ltd. ("Yongxin”)

Ningbo Dragon holds a 60% interest in Yongxin. Ningbo Dragon acquired a 60% interest on July 1, 2005.  Yongxin manufactures, sells, and distributes cigarette packaging materials and is located in Hengjie Village of the Liuxia town in Hangzhou, Zhejiang Province, China.

FOREIGN EXCHANGE CONSIDERATIONS

Since the local currency for all of our net revenues for the six months ended December 31, 2008 and 2007 is the Chinese Renminbi, also referred to as the Chinese dollar (“RMB”), how we report net revenues from our operations based in China is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the RMB.  The financial statements of our subsidiaries are translated to U.S. dollars using period and rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented.  Since 1994, the value of the RMB relative to the U.S. dollar has remained relatively stable; appreciating slightly against the U.S. dollar. On July 21, 2005, the PRC announced that the Renminbi would be pegged to a basket of currencies rather than tied to a fixed exchange rate to the U.S. dollar.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in 2009 and 2008 include inventory valuation, the allowance for doubtful accounts, the valuation of equity instruments, the useful life of property, plant and equipment and value of land use rights.

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method.

Our financial instruments at December 31, 2008 contain accounts receivable, accounts payable and short-term debt.  The fair values of financial instruments approximate their recorded values.

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

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

During the three months ended December 31, 2008, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RESULTS OF OPERATIONS

For the three months and six months ended December 31, 2008 as compared to the three months and six months ended December 31, 2007.

The following table provides certain comparative information based on our consolidated results of operations for the three months ended December 31, 2008 and December 31, 2007:

	For the Three Months ended December 31, 2008	For the Three Months ended December 31, 2007	$ Change	% Change

Net Revenues	$5,660,758	$13,056,527	$(7,395,769)	-56.64%
Cost of Sales	4,953,777	12,122,988	(7,169,211)	-59.14%
Gross Profit	706,981	933,539	(226,558)	-24.27%
Selling Expenses	163,453	92,716	70,737	76.29%
General and Administrative Expenses	337,011	289,000	48,011	16.61%
Total Operating Expenses	500,464	381,716	118,748	31.11%
Income from Operations	206,517	551,823	(345,306)	-62.58%
Total Other (Expense) Income	(53,477)	1,596,944	(1,650,421)	-103.35%
Taxes	5,974	172,009	(166,035)	-96.53%
Minority Interest	-	-	-	-
Net Income	$147,066	$1,976,758	$(1,829,692)	-92.56%

The following table provides certain comparative information based on our consolidated results of operations for the six months ended December 31, 2008 and December 31, 2007:

	For the Six Months ended December 31, 2008	For the Six Months ended December 31, 2007	$ Change	% Change

Net Revenues	$15,475,744	$20,986,025	$(5,510,281)	-26.26%
Cost of Sales	14,021,294	19,454,321	(5,433,027)	-27.93%
Gross Profit	1,454,450	1,531,704	(77,254)	-5.04%
Selling Expenses	545,028	285,024	260,004	91.22%
General and Administration Expenses	725,347	523,339	202,008	38.60%
Total Operating Expenses	1,270,375	808,363	462,012	57.15%
Income from Operations	184,075	723,341	(539,266)	-74.55%
Total Other (Expense) Income	(173,611)	1,574,846	(1,748,457)	-111.02%
Taxes	12,286	262,907	(250,621)	-95.33%
Minority Interest	-	75,870	(75,870)	-100.00%
Net (Loss) Income	$(1,822)	$1,959,410	$(1,961,232)	-100.09%

OTHER KEY INDICATORS

	For the Three Months ended December 31, 2008	For the Three Months ended December 31, 2007
Cost of Sales as a percentage of Net Revenues	88%	93%
Gross Profit Margin	12%	7%
Selling Expenses as a percentage of Net Revenues	3%	1%
General and Administration Expenses as a percentage of Net Revenues	6%	2%
Total Operating Expenses as a percentage of Net Revenues	9%	3%

	For the Six Months ended December 31, 2008	For the Six Months ended December 31, 2007
Cost of Sales as a percentage of Net Revenues	91%	93%
Gross Profit Margin	9%	7%
Selling Expenses as a percentage of Net Revenues	4%	1%
General and Administration Expenses as a percentage of Net Revenues	5%	2%
Total Operating Expenses as a percentage of Net Revenues	8%	4%

Segment Information

During fiscal 2008 and 2009, our operations were conducted in two operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Our operating decisions, on-site management, internal reporting and performance assessments are conducted within each of the following two identified segments:

•	Pulp and Paper
•	Packaging

The following table summarizes the operating results for the three months and six months ended December 31, 2008 and December 31, 2007 by segment:

	Pulp and Paper		Packaging		Corporate Items and Elimations		Consolidated
	For the three months ended December 31,		For the three months ended December 31,		For the three months ended December 31,		For the three months ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Net Revenues	$4,190,243	$11,178,474	$1,470,515	$1,878,053	$-	$-	$5,660,758	$13,056,527
Cost of Sales	3,806,951	10,533,297	1,146,826	1,589,691	-	-	4,953,777	12,122,988
Gross Profit	383,292	645,177	323,689	288,362	-	-	706,981	933,539
Total Operating Expenses	156,064	230,115	228,150	151,436	116,250	165	500,464	381,716
Total Operating Income	227,228	415,062	95,539	136,926	(116,250)	(165)	206,517	551,823
Net (loss) income	273,621	1,941,378	(10,070)	35,445	(116,485)	(65)	147,066	1,976,758
Segment Assets	$3,562,645	$7,653,643	$17,402,923	$16,458,110	$310,554	$12,754	$21,276,122	$24,124,507

	Pulp and Paper		Packaging		Corporate Items and Elimations		Consolidated
	For the six months ended December 31,		For the six months ended December 31,		For the six months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Net Revenues	$12,630,681	$18,221,470	$2,845,063	$2,764,555	$-	$-	$15,475,744	$20,986,025
Cost of Sales	11,743,488	17,159,351	2,277,806	2,294,970	-	-	14,021,294	19,454,321
Gross Profit	887,193	1,062,119	567,257	469,585	-	-	1,454,450	1,531,704
Total Operating Expenses	588,482	450,464	471,893	357,614	210,000	285	1,270,375	808,363
Total Operating Income	298,711	611,655	95,364	111,971	(210,000)	(285)	184,075	723,341
Net (loss) income	287,009	2,020,345	(78,451)	(60,750)	(210,380)	(185)	(1,822)	1,959,410
Segment Assets	$3,562,645	$7,653,643	$17,402,923	$16,458,110	$310,554	$12,754	$21,276,122	$24,124,507

REVENUES

Our consolidated revenues for the three months ended December 31, 2008 were down $7,395,769 or approximately 56.64%, decreasing from $13,056,527 for the three months ending December 31, 2007 to $5,660,758 for the three months ending December 31, 2008.

Our consolidated revenues for the six months ended December 31, 2008 were down $5,510,281 or approximately 26.26%, decreasing from $20,986,025 for the six months ending December 31, 2007 to $15,475,744 for the six months ending December 31, 2008.

Pulp and Paper Segment

Wellton represents our pulp and paper segment; this segment contributed $4,190,243 in revenue this quarter, or approximately 74% of total revenues.  Segment revenues decreased $6,988,231 or 63%, from $11,178,474 for the three month period ended December 31, 2007 to $4,190,243 for the same period in the current fiscal year.  We experienced a sharp decrease in sales orders in December of 2008.  This decrease is primarily due to tightened credit markets as a result of the global economic crisis.  Clients of our pulp and paper segment have been negatively impacted as a result of the lack of credit available.  We are unable to predict when the credit markets will improve, and we do not expect our business will improve until our customers have access to credit.

Packaging Segment

Shanghai JinKui and Ningbo Dragon and its subsidiaries make up our packaging segment; this segment contributed $1,470,515, or approximately 26% of total revenues.  Segment revenues decreased $407,538 or 22%, from $1,878,053 for the three month period ended December 31, 2007 to $1,470,515 for the same period in the current fiscal year.

Similar to our Pulp and Paper segment, we note the decrease in revenue in this segment during the quarter is mainly due to the economic slowdown and lower worldwide demand for the products we package.  We are unable to predict when the credit markets will improve, and we do not expect our business will improve until our customers have access to credit.

COST OF SALES AND GROSS PROFIT

Our consolidated cost of sales decreased $7,169,211, or 59.14%, from $12,122,988 during the three months ended December 31, 2007 to $4,953,777 during the three months ended December 31, 2008.  Cost of sales as a percentage of net revenues decreased between periods, from 93% for the three months ended December 31, 2007 to 88% for the three months ended December 31, 2008.  This decrease in cost of sales as a percentage of net revenues contributed to our positive gross profit during the current fiscal year and positive net income.

Consolidated gross profit decreased $226,558, from a gross loss of $933,539 for the three months ended December 31, 2007 to a gross profit of $706,981 for the three months ended December 31, 2008.  Gross profit as a percentage of net revenues increased from 7% for the three months ended December 31, 2007 to 12% for the three months ended December 31, 2008.

Our consolidated cost of sales decreased $5,433,027, or 27.93%, from $19,454,321 during the six months ended December 31, 2007 to $14,021,294 during the six months ended December 31, 2008.  Cost of sales as a percentage of net revenues decreased between periods, from 93% for the six months ended December 31, 2007 to 91% for the six months ended December 31, 2008.  This decrease in cost of sales as a percentage of net revenues contributed to our positive gross profit during the current fiscal year and positive net income.

Consolidated gross profit decreased $77,254, from $1,531,704 for the six months ended December 31, 2007 to $1,454,450 for the six months ended December 31, 2008.  Gross profit as a percentage of net revenues increased 7% for the six months ended December 31, 2007 to 9% for the six months ended December 31, 2008.

Pulp and Paper Segment

Gross Profit decreased $261,885 or 41%, from $645,177 for the three months ended December 31, 2007 to $383,292 for the three months ended December 31, 2008.  Gross profit as a percentage of net revenues increased from 5.8% for the three months ended December 31, 2007 to 9.1% during the current quarter.

Packaging Segment

Gross profit increased $35,327, or 12%, from $288,362 for the three months ended December 31, 2007 to $323, 689 for the three months ended December 31, 2008. Gross profit as a percentage of net revenues increased from 15.4% during the second quarter of the prior year to 22.0% during the current quarter; this increase is largely due to increased efficiencies in the production process.  This segment continues to focus on higher margin pharmaceutical products; even with the decrease in revenues for this segment, gross margin continued to grow and is significantly higher than our Pulp and Paper segment.

TOTAL OPERATING EXPENSES

Total operating expenses increased $118,748, or 31.11%, from $381,716 for the three months ended December 31, 2007 to $500,464 for the three months ended December 31, 2008.  Operating expense as a percentage of net revenues increased from 3% the in the prior fiscal year to 9% during the current fiscal year.

Total operating expenses increased $462,012, or 57.15%, from $808,363 for the six months ended December 31, 2007 to $1,270,375 for the six months ended December 31, 2008.  Operating expense as a percentage of net revenues increased from 4% the in the prior fiscal year to 8% during the current fiscal year.

Selling expenses increased $70, 737, or 76%, from $92,716 for the three months ended December 31, 2007 to $163,453 for the three months ended December 31, 2008. Selling expenses as a percentage of net revenues increased from 1% during the second quarter in the prior year to 3% in the current quarter. This increase is primarily due to an increase in commissions paid for Wellton agents.

General and administrative expenses increased $48,011 or 17% from $289,000 for the three months ended December 31, 2007 to $337,011 for the three months ended December 31, 2008. General and administrative expenses as a percentage of net revenues increased from 2% during the second quarter in the prior year to 6% in the current quarter.  The increase is due primarily to a $93,750 expense related to the issuance of 1,250,000 shares of common stock pursuant to a consulting agreement.

TOTAL OTHER INCOME (EXPENSE)

We reported total other expense of $53,477 for the three months ended December 31, 2008, representing a decrease of $1,650,421 from total other income of $1,596,944 for the three months ended December 31, 2007.

Also, we reported total other expense of $173,611 for the six months ended December 31, 2008, representing a decrease of $1,748,457 from total other income of $1,574,846 for the six months ended December 31, 2007.

In fiscal 2008, we recognized a one-time gain of approximately $1.6 million related to a reversal of a tax liability for amounts which had previously been accrued.  This one-time gain was recognized during the three month period ended December 31, 2007 and did not impact the current periods ended December 31, 2008.  Further, interest expense increased $147,158; this increase is primarily due to an increase in average interest rates on our outstanding notes and an increase in our notes payable balance.

For the six months ended December 31, 2008 we reported a net loss of $1,882; this represents a $1,961,232 decrease compared to the prior year’s six months ended December 31, 2007 net income of $1,959,410.

For the three months ended December 31, 2008 we reported net income of $147,066; this represents a $1,829,692 decrease compared to the prior year’s three months ended December 31, 2007 net income of $1,976,758.

The decrease in our net income between the periods is due to decreased sales as a result of the global economic crisis, and increased interest expense.  The decrease is also due to the absence of the impact of the one-time gain during the three month period ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2008 our working capital was approximately $5.6 million as compared to approximately $5.1 million at June 30, 2008.

As of December 31, 2008, we had $909,751 in unrestricted cash and an accumulated deficit since inception of ($1,802,665).  Our restricted cash balance at December 31, 2008, totaled $0.

Cash provided from operating activities totaled $1,222,896 for the six months ended December 31, 2008 compared to cash used in operating activities for the same period of the preceding year of $431,551.  This overall increase in cash provided by operating activities of $1,654,447 was primarily attributable to efficient cash management relating to collection of accounts receivable and payments on accounts payable.  The largest sources of cash include funding from the following: $6,131,826 from collection of accounts receivable and $1,350,392 from the decrease of inventory. These sources of cash were offset primarily by the following uses of cash: $5,167,049 to pay down accounts payable, and $841,676 increase in advance on purchases.

We used $280,917 of cash for investing activities during the period, all of which related to capital expenditures.  We also used $245,676 of cash from financing activities for related party payments to Kung Ming (“Eric”) Kuo.

We have historically supplemented our operational cash flow, as needed, through PRC based bank borrowings.  These borrowings have been primarily with the Agricultural Bank of China and the Bank of Communications.  The level of these borrowings remained relatively stable totaling $5,584,919 as of December 31, 2008, increasing slightly from $5,498,220 at June 30, 2008.  We believe our relationship with these banks remains good and we will be able to replace or renew these loans as they become due.  We are current with our payment obligations relating to these loans.  Our inability to renew these obligations as they become due or find alternate sources of funding will adversely affect our operations.

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

The loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries; our ability to successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company; our acquisition efforts in the future may result in significant dilution to existing holders of our securities; difficulties in raising capital in the future as a result of the terms of our January 2007 financing; our ability to effectively integrate our acquisitions and manage our growth; the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States; our dependence upon advisory services provided by a U.S. company due to our management’s location in the Peoples Republic of China (“PRC”); intense competition in the packaging products and paperboard industries; the demand for our products is dependent upon the demand for the industry which we supply, the impact of economic downturn in the PRC on our revenues from our operations in the PRC; the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi; the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China; the impact of changes to the tax structure in the PRC; our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and the existence of extended payment terms which are customary in China; uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

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

All of our employees and the bulk of accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of February 2009, the Company has not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

Restatement of Financial Statements.

The financial statements for fiscal 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

For fiscal 2007, we filed financial statements wherein we erroneously presented the decrease of restricted cash as an investing activity in our statement of cash flows.  We are now presenting this item as a financing activity, in accordance with SAS 95 “Statement of Cash Flows”.  This error did not affect the balance sheet as of December 31, 2007, or the statements of operations for the six month period ended December 31, 2007.  This error did not affect the statements of cash flows for the six month period ended December 31, 2007.

For fiscal 2007 we erroneously did not value the reduction in exercise price of existing warrants associated with an induced conversion offer.  The value of the reduction in exercise price has been calculated at $447,238, and was reflected in the statement of operations as an increase in interest expense, and a resultant increase in net loss and net loss per share for the fiscal year ended June 30, 2007.  The Company had recorded the valuation of the reduction in exercise price as an increase in additional paid-in capital.

For fiscal 2007 we erroneously deferred, over a three year period commencing in January 2006, $540,000 in consulting expense related to the issuance of 6,000,000 shares of our common stock and $395,675 related to the issuance of 4,700,000 common stock purchase warrants exercisable at $0.15 per share over a five year period.  In addition, in February 2006, we issued warrants to purchase 500,000 shares of common stock, exercisable for five years at $.15 per share, as compensation pursuant to a one year financial advisory consulting agreement.  The Company had incorrectly deferred the fair value of these warrants of $71,243 over the contract term.  The Company has restated the related financial statements to recognize the full expense of these agreements immediately upon entering into the consulting agreements in January 2006 and February 2006, under the provisions of EITF 96-18 and SFAS 123R.  These corrections resulted in an increase in consulting expense for the fiscal year ended June 30, 2006 and a reduction in consulting expense for subsequent periods, as detailed in the tables below.

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

In October, 2008 the Company issued 10,000,000 shares of common stock, assigned to H.K. Mingtai Investment Co., Ltd. as partial payment of our acquisition of Shanghai JinKui.  The shares were issued upon the request of Haobo Zhu and Shaobo Ouyang, former shareholders of Shanghai JinKui, as contingent consideration in connection with the acquisition of Shanghai JinKui.  Pursuant to section 1.2 of the stock purchase agreement entered into by and among Dragon Nevada and Shanghai JinKui dated June 10, 2006, filed as an exhibit to our Form 10-KSB/A for the fiscal year ended June 30, 2006, we agreed to a contingent payment of additional shares related to the purchase, based on Shanghai JinKui achieving specified net income targets subsequent to the purchase.  The fulfillment of the contingent conditions has been in dispute since December 31, 2006; specifically, the parties have disagreed regarding the definition of net income.  On October 13, 2008 the parties reached an agreement to issue 10,000,000 shares of common stock with a fair value of $300,000.  In accordance with SFAS 141, “Business Combinations” we accounted for the additional shares as part of the purchase price of Shanghai JinKui when the contingency was resolved and additional consideration was distributed.  We valued the additional consideration at fair value based on the market price of $0.03 per share on the date of issuance.  It should be noted that no further consideration in is dispute or due.

These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the common stock in this transaction qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The investor was an accredited investor and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted.  This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Item No.	Description
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGON INTERNATIONAL GROUP CORP.

February 13, 2009	By:	/s/ David Wu
David Wu,
Chief Executive Officer
(Principal Executive Officer)

February 13, 2009	By:	/s/ Xiali Gan
Xiali Gan,
Chief Financial Officer
(Principal Financial Officer)