Form 10-Q
period 2009-03-31
DRAGON INTERNATIONAL GROUP CORP.
filed 2009-05-19
CIK 1050691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]    No [ ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 134,752,772 shares of common stock are issued and outstanding at May 8, 2009.

DRAGON INTERNATIONAL GROUP CORP.
QUARTERLY PERIOD ENDED MARCH 31, 2009

Part I – Financial Information
Item 1 – Financial Statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$96,217	$139,714
Accounts receivable, net	1,526,136	2,961,450
Inventories	2,435,135	2,701,656
Advances on purchases	6,494,989	5,034,567
Other receivables	102,595	57,536
Prepaid expenses and other current assets	85,452	39,291
Subsidiaries held for sale	-	9,149,516
Total Current Assets	10,740,524	20,083,730

CASH RESTRICTED	-	240,112
PROPERTY AND EQUIPMENT - Net	3,058,823	3,125,797
IINTANGIBLE ASSETS	3,104,923	2,813,666
DEFERRED EXPENSE	24,309	28,525
TAXES RECEIVABLE	35,206	-
Total Assets	$16,963,785	$26,291,830

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current portion	$4,569,200	$4,479,563
Notes payable - related party	1,022,555	1,018,657
Accounts payable	2,775,766	2,921,503
Accrued expenses	334,125	283,616
Advances from customers	102,521	62,504
Tax payable	-	40,015
Due to related parties	93,176	-
Subsidiaries held for sale	-	6,186,118
Total Current Liabilities	8,897,343	14,991,976

STOCKHOLDERS' EQUITY:
Preferred stock $.001 Par Value; 25,000,000 Shares Authorized;
No shares issued and outstanding	-	-
Common stock $.001 Par Value; 200,000,000 Shares Authorized;
134,752,772 and 117,033,022 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	134,753	117,033
Additional paid-in capital	12,329,088	11,640,962
Accumulated deficit	(5,586,098)	(1,800,842)
Subscription receivable	(187,413)	-
Other comprehensive income - foreign currency	1,376,112	1,342,701
Total Stockholders' Equity	8,066,442	11,299,854

Total Liabilities and Stockholders' Equity	$16,963,785	$26,291,830

See notes to consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
NET REVENUES	$1,347,775	$1,779,312	$4,192,838	$4,543,867

COST OF SALES	1,445,597	1,466,659	3,723,403	3,761,629

GROSS (LOSS) PROFIT	(97,822)	312,653	469,435	782,238

OPERATING EXPENSES:
Selling expenses	51,419	33,782	174,347	104,043
Consulting expense-related party	37,500	140,000	225,000	140,000
General and administrative expenses	365,463	355,244	735,285	602,994
Total Operating Expenses	454,382	529,026	1,134,632	847,037

LOSS FROM OPERATIONS	(552,204)	(216,373)	(665,197)	(64,799)

OTHER INCOME (EXPENSE):
Other income (expense)	(64,859)	7,338	4,442	16,825
Interest income (expense)	(97,844)	14,044	(329,054)	(132,706)
Foreign currency transaction gain (loss)	(968)	125,427	(2,611)	85,539
Total Other Income (expense)	(163,671)	146,809	(327,223)	(30,342)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(715,875)	(69,564)	(992,420)	(95,141)

INCOME TAXES	(4,564)	(11,109)	(16,850)	(46,467)

LOSS FROM CONTINUING OPERATIONS	(720,439)	(80,673)	(1,009,270)	(141,608)

DISCOUNTINUED OPERATIONS:
Loss on sale of Welton subsidiaries	(2,385,004)	-	(2,385,004)	-
(Loss) income from discontinued operations	(677,989)	318,667	(390,980)	2,339,012

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(3,062,993)	318,667	(2,775,984)	2,339,012

NET (LOSS) INCOME	$(3,783,432)	$237,994	$(3,785,254)	$2,197,404

OTHER COMPREHENSIVE INCOME:
Unrealized gain on foreign currency translation	$10,615	$346,505	$33,411	$662,705

COMPREHENSIVE (LOSS) INCOME	$(3,772,817)	$584,499	$(3,751,843)	$2,860,109

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.03)	$-	$(0.03)	$0.02
Diluted	$(0.03)	$-	$(0.03)	$0.02

Weighted Common Shares Outstanding - Basic	134,408,311	113,799,637	127,107,842	110,299,200
Weighted Common Shares Outstanding - Diluted	134,408,311	114,075,530	127,107,842	110,572,068

See notes to consolidated financial statements

DRAGON INTERNATIONAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from opetrations	$(1,009,270)	$(141,608)
Adjustments to reconcile loss from operations to net cash used in continuing operations:
Depreciation and amortization	262,800	420,165
Stock-based compensation	330,000	140,000
Allowance for doubtful accounts	108,599	12,926

Changes in assets and liabilities:
Accounts receivable	1,338,933	824,725
Inventories	276,645	(1,286,080)
Prepaid and other current assets	(75,010)	(5,378)
Notes receivables	-	419,511
Other receivable	(42,495)	(82,468)
Advances to employees	-	(29,738)
Advances on purchases	(1,410,995)	(1,119,497)
Other assets	-	(19,417)
Accounts payable	114,417	(605,367)
Tax payable	(75,314)	-
Other payable	(195,164)	31,210
Accrued expenses	101,334	(72,113)
Advances from customers	39,746	114,634

Net cash used in continuing operating activities	(235,774)	(1,398,495)

(Loss) income from discontinued operations	(2,775,984)	2,339,012
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Non-cash loss from discontined operations	2,385,005	-
Assets from discontinued operations	5,693,974	(2,677,546)
Liabilities from discontinued operations	(5,302,995)	338,534

Net cash provided by discontinued operations	-	-

NET CASH USED IN OPERATING ACTIVITIES	(235,774)	(1,398,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135,352)	(644,484)
Intangile assets-land use right	(29,074)	-

NET CASH USED IN INVESTING ACTIVITIES	(164,426)	(644,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	72,983	906,005
Proceeds from exercised warrants	24,750	-
Decrease (increase) in restricted cash	240,843	(22,509)
Proceeds from related parties	17,654	309,353

NET CASH PROVIDED BY FINANCING ACTIVITIES	356,230	1,192,849

EFFECT OF EXCHANGE RATE ON CASH	473	8,133

NET DECREASE IN CASH	(43,497)	(841,997)

CASH - beginning of the period	139,714	1,032,519

CASH - end of the period	$96,217	$190,522

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$573,022
Income taxes	$-	$679,428
Non cash activities:
Subscription receivable for disposal of Welton	$187,413	$-
Common stock issued for interest expense	$51,095	$-

See notes to consolidated financial statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dragon International Group Corp. ("we," "our", "us", "Dragon" or "Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.  Our operations are conducted through subsidiaries located in the People's Republic of China ("PRC").

We are a manufacturer and distributor of paper products and packaging materials. Our principal executive offices and manufacturing facilities are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China.  Our manufacturing operations are led by Shanghai JinKui Packaging Material Co., Ltd. and Ningbo Dragon International Trade Co., Ltd. and its subsidiary companies.  The main customers of our manufacturing products are pharmaceutical companies in the People’s Republic of China, Pakistan, and India.

We operate various entities engaged in the paper industry. As of March 31, 2009 we evaluate the business and our products under one segment, Packaging.  Our Packaging segment consists of the operations of Shanghai JinKui and Ningbo Dragon and its subsidiaries.  Our Pulp and Paper segment was discontinued and sold as of March 31, 2009.

We are on a fiscal year; as such the nine month period ending March 31, is our third quarter.  The fiscal year ended June 30, 2008 is referred to as “fiscal 2008”, and the coming fiscal year ending June 30, 2009 is referred to as “fiscal 2009”.  Our operations are conducted through the following subsidiaries of Dragon Nevada.

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

The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2008 and notes thereto contained on Form 10-K for the fiscal year ended June 30, 2008 of the Company as filed with the Securities and Exchange Commission. The results of operations for the three month and nine month periods ended March 31, 2009 are not necessarily indicative of the results for our full fiscal year ending June 30, 2009.

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At March 31, 2009, the Company maintained a cash balance of $96,217.  Of this amount $96,123 is held in China, and $94 is held in the U.S.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.  Delinquent accounts are written-off against the allowance when it is determined that the amounts are uncollectible. The allowance for doubtful accounts totaled $552,105 at March 31, 2009 and $441,730 at June 30, 2008.

INVENTORIES

Inventories, consisting of raw materials, work in progress, and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

ADVANCES ON PURCHASES

Advances on purchases amounted to $6,494,989 and $5,034,567 at March 31, 2009 and June 30, 2008, respectively.  This amount consists of prepayments by the Company for merchandise orders that had not yet been shipped to the Company.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY

The Company recognizes the value and amortizes intangible assets and intellectual property acquired in connection with their various acquisitions, including goodwill.  The Company amortizes these assets based on the expected useful lives of these assets, based on Company management projecting forward future revenue and expense streams related to these acquired assets.  If no expected useful life can be determined, as is the case with goodwill, the Company will test the asset for impairment on an annual basis.  For the nine months ended March 31, 2009 and 2008, amortization expenses for intangible assets amounted to $48,570 and $98,368, respectively.

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

The following table represents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Net Income (Loss) for basic and diluted earnings per share	$(3,783,432)	$237,994	$(3,785,254))	$2,197,404
Weighted average shares outstanding - basic	134,408,311	113,799,637	127,107,842	110,299,200
Effect of dilutive securities:
Unexercised warrants	-	275,893	-	272,868
Weighted average shares outstanding - diluted	134,408,311	114,075,530	127,107,842	110,572,068
Earnings (loss) per share - basic	$(0.03)	$0.00	$(0.03)	$0.02
Earnings (loss) per share -diluted	$(0.03)	$0.00	$(0.03)	$0.02

 Unexercised warrants of 19,940 and 22,574 for the three and nine months ended March 31, 2009 are anti-dilutive and are not included in the calculation of the denominator of diluted weighted average shares outstanding.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 and Topic 13 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.  At March 31, 2009 and prior fiscal year ended June 30, 2008, the exchange rates for the Chinese Renminbi, also referred to as the Chinese dollar (“RMB”), for 1 United States dollar were 6.8456 and 6.8718, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its cash with high credit quality financial institutions in the United States and China. At March 31, 2009, the Company, held a total of $96,217 in bank deposits.  Of this amount $96,123 is held in China, and $94 is held in the U.S.  The cash balance of $96,123 held in bank deposits in China is not insured.  The Company has not experienced any losses in such accounts through March 31, 2009.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company has adopted SFAS 141 effective January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company has adopted and evaluated SFAS 160 and determined that there was no impact as of March 31, 2009.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated SFAS 161 and determined that there was no impact as of March 31, 2009.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company has evaluated FSP APB 14-1 and determined that there was no impact as of March 31, 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company has adopted and evaluated FSP 03-6-1 and determined that there was no impact as of March 31, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 2 - INVENTORIES

At March 31, 2009 and June 30, 2008, inventories consisted of the following:

	March 31, 2009	June 30, 2008
Raw Materials	$750,141	$669,322
Work in Progress	624,540	1,608,582
Finished Goods	1,060,454	423,752
	$2,435,135	$2,701,656

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation expense for the nine month periods ending March 31, 2009 and 2008 was $214,230 and $98,002 respectively.  At March 31, 2009 and June 30, 2008, property and equipment consisted of the following:

Asset class	Estimated Life	March 31, 2009	June 30, 2008
Manufacturing Equipment	5 years	$2,592,584	$2,590,684
Building and Improvements	20 years	1,431,060	1,287,304
Office Equipment	5 years	104,594	74,876
Construction in Progress		319,870	343,343
		4,448,108	4,296,207

Less: Accumulated Depreciation		(1,389,285)	(1,170,410)

Fixed Assets - Net		$3,058,823	$3,125,797

NOTE 4 - INTANGIBLE ASSETS

In connection with the acquisition of Dragon Packaging on June 1, 2005, the Company acquired land use rights valued as of March 31, 2009 at $3,046,098 (Local currency of RMB 20,852,366) through an agreement with the Chinese government, whereby the Company has rights to use certain land until March 4, 2053.  The Company commenced amortizing these land use rights over the contract period beginning July 1, 2005.  For the nine months ended March 31, 2009 and 2008, amortization expenses amounted to $48,570 and 98,368 respectively.  The value of the land use rights remained constant in the local currency of RMB, the change in the valuation as it relates to U.S. dollars is associated with the currency fluctuation.

In connection with the acquisition of Shanghai JinKui on June 30, 2006, we settled a previously disputed contingent consideration payment in October, 2008. In accordance with SFAS 141, “Business Combinations” we accounted for the additional shares as part of the purchase price and allocated the amount to goodwill when the contingency was resolved and additional consideration was distributable.

	March 31, 2009	June 30, 2008
Land Use Rights (Estimated Useful Life: 45 years)	$3,046,098	$3,005,379
Goodwill	300,000	-
Less: Accumulated Amortization	(241,175)	(191,713)
	$3,104,923	$2,813,666

NOTE 5 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES AND SIGNIFICANT HOLDERS

At March 31, 2009, the Company owed $17,676 to David Wu, Chief Executive Officer of the Company, for a shareholder loan used for working capital purposes at Shanghai JinKui.

In July 2008, as amended in October 2008, we entered into a one year agreement with Capital One Resource Co., Ltd. a wholly owned subsidiary of China Direct, Inc.  Under the terms of the agreement, they have been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosures, The Company will issue and expense 1,250,000 shares of common stock per quarter for services rendered and earned during each quarter; the fair value of the shares will be measured upon the date of issuance. China Direct is a significant shareholder,owning in excess of 10% of our common stock. At March 31, 2009, the Company had a due to China Direct Industries, Inc. of $75,500 related to this agreement.

	March 31, 2009	June 30, 2008
Due to China Direct Industries, Inc	$75,500	$0
Shareholder Loan	17,676	0
	$93,176	$0

NOTE 6 - NOTES PAYABLE

A summary of notes payable as of March 31, 2009 and June 30, 2008 is as follows:

	March 31, 2009	June 30, 2008
Bank Acceptance note payable to Bank of Communications, due on November 23, 2008. Non-interest bearing. 50% secured by restricted cash.	$-	$189,179

Note payable to Bank of Agriculture, due on January 15, 2010. Interest only payable monthly at a variable prime rate. As of March 31, 2008, the prime rate was 5.31%. Secured by the property of the Company.	949,515	945,895

Note payable to Ningbo Jiangdong Yongke Co., Ltd. due on May 20, 2009 at an annual rate of 10%.	262,943	-

Note payable to Shanghai Agriculture Commercial Bank, due on June 2, 2009. Interest only payable monthly at a variable prime rate. As of March 31, 2009, the prime rate was 5.31%. Secured by the property of third party: Lijian Lu.	219,119	218,283

Note payable to James Wang, CEO of China Direct, Inc., interest only payable annually at the rate of 8%, $43,000 due on April 11, 2009 and $100,000 due on January 10, 2010. Unsecured.	143,000	143,000

Note payable to Bank of Agriculture, due on June 12, 2009. Interest only payable monthly at a variable prime rate. As of March 31, 2009 the prime rate was 5.31%. Secured by property of the Company.	1,825,990	1,819,028

Note payable to Bank of Agriculture, due on June 15, 2009. Interest only payable monthly at a variable prime rate. As of March 31, 2009, the prime rate was 5.31%. Secured by property of the CEO, David Wu.	292,158	291,044

Note payable to Bank of Agriculture, due on November 10, 2009. Interest only payable monthly at variable prime rate. As of March 31, 2009, prime rate was 5.31%. Secured by property of third party: Ningbo Jiangdong Yongke Co., Ltd.	584,317	582,089

Notes payable to Yafen Wei, due on November 30, 2009 at an annual rate of 12%. Secured by property of third party: Ningbo Jiangdong Yongke Co., Ltd.	292,158	-

Bank Acceptance note payable to Bank of Communications, due on June 3, 2008. Non-interest bearing. 50% secured by restricted cash.	-	291,045

Total	$4,569,200	$4,479,563

Less: current portion	(4,569,200)	(4,479,563)

Long-term portion	$-	$-

NOTE 7 – NOTES PAYABLE-RELATED PARTY

In January 2008, the Company borrowed $1,022,555 (RMB7, 000,000) from China Direct, Inc., a shareholder of the Company. The note has been extended from December 31, 2008 to December 31, 2009 with interest due at 6% per annum and secured by property of the company, David Wu and third party-Yonghu Cai.

A summary of notes payable-related party as of March 31, 2009 and June 30, 2008 is as follows:

	March 31, 2009	June 30, 2008
Note payable to Capital One Resource Co., Ltd. due on December 31, 2009 at a rate of 6%. Secured by the property of the Company, David Wu and third party: Yonghua Cai.	$1,022,555	$1,018,657

NOTE 8 - STOCKHOLDERS' EQUITY

CONSULTANT

In July 2008, as amended in October 2008, we entered into a one year agreement with Capital One Resource Co., Ltd. a wholly owned subsidiary of China Direct, Inc.  Under the terms of the current agreement, they have been engaged to provide support to us in a variety of areas, including general business consulting, translation services, management of professional resources, identification of potential acquisition targets and investment sources, development of marketing plans and coordination of our public disclosure.  As compensation for its services, we will issue Capital One Resource Co., Ltd. an aggregate of 5,000,000 shares of our common stock as follows: 1,250,000 shares of our common stock earned for services provided from July 1, 2008 through September 30, 2008 and earned on or before September 30, 2008; 1,250,000 shares of our common stock earned for services provided from October 1, 2008 through December 31, 2008 and earned on or before December 31, 2008; 1,250,000 shares of our common stock shall be earned for services provided from January 1, 2009 through March 31, 2009 and shall be earned on or before March 31, 2009; 1,250,000 shares of our common stock shall be earned for services provided from April 1, 2009 through June 30, 2009 and shall be earned on or before June 30, 2009.  The agreement may be terminated by either party upon 30 days notice.  The Company will issue and expense 1,250,000 shares per quarter for services rendered and earned during each quarter; the fair value of the shares will be measured upon the date of issuance.

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

COMMON STOCK PURCHASE WARRANTS

A summary of the status of the Company's outstanding stock warrants as of March 31, 2009 and changes during the nine month period ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2008	42,697,282	$0.139

Granted	-	-
Exercised	(165,000)	0.15
Forfeited	-	-

Outstanding at March 31, 2009	42,532,282	0.139

Warrants exercisable at end of period	42,532,282	$0.139

The following information applies to all warrants outstanding at March 31, 2009:

Warrants Outstanding and Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Shares	Weighted Average Exercise Life (Years) Contractual Shares	Weighted Average Exercise Price
$0.30	150,000	1.28	$0.30
0.15	23,852,940	2.10	0.15
0.125	18,333,342	2.84	0.125
0.01	196,000	1.28	0.01
	42,532,282		$0.139

NOTE 9 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, “Disclosure about segments of an Enterprise and Related Information”. For the three and nine months ended March 31, 2009, the Company operated in one reportable business segment: (i) Packaging segment

PACKAGING SEGMENT:

	Shanghai JinKui , a wholly owned subsidiary of Dragon Nevada
	Dragon Florida, a wholly owned subsidiary of Dragon Nevada
	Ningbo Dragon, a wholly owned subsidiary of Dragon Florida
	Yonglongxin, a wholly owned subsidiary of Ningbo Dragon
	R&D Center, a wholly owned subsidiary of Yonglongxin
	Yongxin, a 60% interest subsidiary of Ningbo Dragon
	Dragon Packaging, a wholly owned subsidiary of Ningbo Dragon

The condensed information with respect to the only reportable segment for the three and nine months ended March 31, 2009 and 2008 are as follows:

	Packaging		Corporate Items		Consolidated
	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008	2009	2008
Revenue	$1,347,775	$1,779,312	$-	$-	$1,347,775	$1,779,312
Cost of Revenue	1,445,597	1,466,659	-	-	1,445,597	1,466,659
Gross Profit	(97,822)	312,653	-	-	(97,822)	312,653
Total Operating Expenses	405,542	389,311	48,840	139,715	454,382	529,026
Total Loss from Operations	(503,364)	(76,658)	(48,840)	(139,715)	(552,204)	(216,373)
Net (Loss) Income	$(663,423)	$58,857	$(57,016)	$(139,530)	$(720,439)	$(80,673)
Segment Assets	$16,663,691	$17,858,588	$300,094	$7,395,659	$16,963,785	$25,254,247

	Packaging		Corporate Items		Consolidated
	For the nine months ended March 31,		For the nine months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008	2009	2008
Revenue	$4,192,838	$4,543,867	$-	$-	$4,192,838	$4,543,867
Cost of Revenue	3,723,403	3,761,629	-	-	3,723,403	3,761,629
Gross Profit	469,435	782,238	-	-	469,435	782,238
Total Operating Expenses	875,792	707,037	258,840	140,000	1,134,632	847,037
Total (Loss) Income from Operations	(406,357)	75,201	(258,840)	(140,000)	(665,197)	(64,799)
Net (Loss) Income	$(741,874)	$(1,293)	$(267,396)	$(140,315)	$(1,009,270)	$(141,608)
Segment Assets	$16,663,691	$17,858,588	$300,094	$7,395,659	$16,963,785	$25,254,247

NOTE 10 – DISCONTINUED OPERATIONS

PULP AND PAPER SEGMENT:

Wellton International Fiber Corp. ("Wellton")

Our Pulp and Paper segment was discontinued as of March 31, 2009 and was sold effective as of that date. Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007.  Wellton was formed in February 2002 under the laws of the British Virgin Islands and operates as an agent and supplier of paper pulp, waste paper, and recycled paper products.  We discontinued this segment during the three months ended March 31, 2009 when we entered into an agreement with York Smooth Limited, the former shareholder of Wellton, pursuant to which we transferred all of our rights, title and interest in Wellton to York Smooth, Limited in exchange for 6,247,115 shares of our common stock. As a result 6,247,115 shares of the Company’s common stock held by York Smooth, Limited will be cancelled.

The following data represents the pulp and paper segment segment for the nine months ended March 31, 2009.
	March 31,
	2009	2008
Revenues	$13,901,839	$28,745,005
Cost of sales	12,926,448	27,059,774
Gross profit	975,391	1,685,231
Operating and other non-operating (expenses) income	(1,366,371)	653,781
(Loss) income from discontinued operations	(390.980)	2,339,012
Loss from disposal of discontinued operations	(2,385,004)	--
Total (loss) income from discontinued operations	$(2,775,984)	$2,339,012

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

We are on a fiscal year; as such the nine month period ending March 31, is our third quarter.  The fiscal year ended June 30, 2007 is referred to as “fiscal 2007”, the fiscal year ended June 30, 2008 is referred to as “fiscal 2008”, and the coming fiscal year ending June 30, 2009 is referred to as “fiscal 2009”.

OVERVIEW

Dragon International Group Corp. ("we", "our", "us", "Dragon" or "Dragon Nevada") is a holding company that, through our subsidiary companies, manufactures and distributes assorted industrial paper and packaging products.  Our operations are conducted through subsidiaries located in the People's Republic of China ("PRC").

We are a manufacturer and distributor of a variety of paper products and packaging materials. Our principal executive offices and manufacturing facilities are located approximately 200 miles south of Shanghai in Ningbo, Zhejiang Province, China.  Our manufacturing operations are led by Shanghai JinKui Packaging Material Co., Ltd. (“Shanghai JinKui”) and Ningbo Dragon International Trade Co., Ltd. (“Ningbo Dragon”) and its subsidiary companies.  The main customers of our manufacturing products are pharmaceutical companies in the People’s Republic of China, Pakistan, and India.

We operate various entities engaged in the paper industry. As of March 31, 2009 we evaluate the business and our products under one segment, Packaging.  Our Packaging segment consists of the operations of Shanghai JinKui and Ningbo Dragon and its subsidiaries.  Since our acquisition of a 51% interest of Wellton International Fiber Corp. on June 29, 2007 and the remaining 49% interest in Wellton on October 1, 2007 through March 31, 2009 we evaluated the business and our products under an additional segment, Pulp and Paper.  This segment, which consisted of the operations of Wellton, was discontinued and sold as of March 31, 2009.

We are on a fiscal year; as such the nine month period ending March 31, is our third quarter.  The fiscal year ended une 30, 2007 is referred to as “fiscal 2007”, the fiscal year ended June 30, 2008 is referred to as “fiscal 2008”, and the coming fiscal year ending June 30, 2009 is referred to as “fiscal 2009”.  Our operations are conducted through the following subsidiaries of Dragon Nevada.

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

Ningbo Dragon International Trade Co., Ltd. ("Ningbo Dragon")

Ningbo Dragon is a wholly owned subsidiary of Dragon Florida. Ningbo Dragon was formed on August 29, 1997. Dragon Florida acquired a 70% interest in Ningbo Dragon on June 21, 2004 and acquired the remaining 30% interest on December 31, 2004. Ningbo Dragon is a manufacturer and distributor of paper and integrated packaging paper products. Ningbo Dragon, through a subsidiary, holds an ISO 9000 certificate and national license to import and export products. Revenues for Ningbo Dragon are derived primarily from operations within China with a diverse customer base where no customer represents more than 10% of revenues. In addition to its own operations, Ningbo Dragon directly operates the following three subsidiaries: Ningbo City Jiangdong Yonglongxin Packaging Technology Co., Ltd.; Ningbo Dragon Packaging Technology Co., Ltd.; and, Hangzhou Yongxin Paper Co., Ltd.

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

DISCONTINUED OPERATIONS

Wellton International Fiber Corp. ("Wellton")

Our Pulp and Paper segment was discontinued as of March 31, 2009 and was sold effective as of March 31, 2009. Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007.  Wellton was formed in February 2002 under the laws of the British Virgin Islands and operates as an agent and supplier of paper pulp, waste paper, and recycled paper products.  We discontinued this segment during the three months ended March 31, 2009 when we entered into an agreement with York Smooth Limited, the former shareholder of Wellton, pursuant to which we transferred all of our rights, title and interest in Wellton to York Smooth, Limited in exchange for 6,247,115 shares of our  common stock.  As a result 6,247,115 shares of the company’s common stock held by York Smooth, Limited will be cancelled.

FOREIGN EXCHANGE CONSIDERATIONS

Since the local currency for all of our net revenues for the nine months ended March 31, 2009 and 2008 is the Chinese Renminbi, also referred to as the Chinese dollar (“RMB”), how we report net revenues from our operations based in China is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the prevailing exchange rate on the respective balance sheet date.

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

Inventories, consisting of raw materials, work in progress, and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method.

Our financial instruments at March 31, 2009 contain accounts receivable, accounts payable and short-term debt.  The fair values of financial instruments approximate their recorded values.

We review the carrying value of property and equipment, goodwill, and land-use rights for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company has adopted SFAS 141 effective January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company has adopted and evaluated SFAS 160 and determined that there was no impact as of March 31, 2009.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated SFAS 161 and determined that there were no impact as of March 31, 2009.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company has evaluated FSP APB 14-1 and determined that there was no impact as of March 31, 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company has adopted and evaluated FSP 03-6-1 and determined that there was no impact as of March 31, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 and Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

RESULTS OF OPERATIONS

For the three and nine months ended March 31, 2009 as compared to the three and nine months ended 2008.

The following table provides certain comparative information based on our consolidated results of operations for the three months ended March 31, 2009 and 2008:

	For the Three Months ended March 31, 2009	For the Three Months ended March 31, 2008	$ Change	% Change
Net Revenues	$1,347,775	$1,779,312	$(431,537)	-24.3%
Cost of Sales	1,445,597	1,466,659	(21,062)	-1.4%
Gross (Loss) Profit	(97,822)	312,653	(410,475)	-131.3%
Selling Expenses	51,419	33,782	17,637	52.2%
Consulting Fee	37,500	140,000	(102,500)	73.2%
General and Administrative Expenses	365,463	355,244	10,219	2.9%
Total Operating Expenses	454,382	529,026	(74,644)	-14.1%
Loss from Operations	(552,204)	(216,373)	(335,831)	-155.2%
Total Other (Expense) Income	(163,671)	146,809	(310,480)	-211.5%
Taxes	(4,564)	(11,109)	(6,545)	58.0%
Net (Loss) Income from Discontinued Operation	(3,062,993)	318,667	(3,381,660)	-1,061.2%
Net (Loss) Income	$(3,783,432)	$237,994	$(4,021,426)	-1,689.7%

The following table provides certain comparative information based on our consolidated results of operations for the nine months ended March 31, 2009 and 2008:

	For the Nine Months ended March 31, 2009	For the Nine Months ended March 31, 2008	$ Change	% Change
Net Revenues	$4,192,838	$4,543,867	$(351,029)	-7.7%
Cost of Sales	3,723,403	3,761,629	(38,226)	-1.0%
Gross Profit	469,435	782,238	(312,803)	-40.0%
Selling Expenses	174,347	104,043	70,304	67.6%
Consulting Fee	225,000	140,000	85,000	60.7%
General and Administration Expenses	735,285	602,994	132,291	21.9%
Total Operating Expenses	1,134,632	847,037	287,595	34.0%
Income from Operations	(665,197)	(64,799)	(591,398)	-912.7%
Total Other (Expense) Income	(327,223)	(30,342)	(296,881)	978.4%
Taxes	(16,850)	(46,467)	29,617	-63.7%
Net income(loss )from discontinue operation	(2,775,984)	2,339,012	(5,114,996)	-218.7%
Net (Loss) Income	$(3,785,254)	$2,197,404	$(5,982,658)	-272.3%

	For the Three Months ended March 31, 2009	For the Three Months ended March 31, 2008
Cost of Sales as a percentage of Net Revenues	107.3%	82.4%
Gross Profit Margin	-7.3%	17.6%
Selling Expenses as a percentage of Net Revenues	3.8%	1.9%
General and Administration Expenses as a percentage of Net Revenues	27.1%	20.0%
Total Operating Expenses as a percentage of Net Revenues	33.72%	29.73%

	For the Nine Months ended March 31, 2009	For the Nine Months ended March 31, 2008
Cost of Sales as a percentage of Net Revenues	88.8%	82.8%
Gross Profit Margin	11.2%	17.2%
Selling Expenses as a percentage of Net Revenues	4.2%	2.3%
General and Administration Expenses as a percentage of Net Revenues	17.5%	13.3%
Total Operating Expenses as a percentage of Net Revenues	27.1%	18.6%

Segment Information

As of March 31, 2009, our operations were conducted in one operating segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Our operating decisions, on-site management, internal reporting and performance assessments were conducted within  the following identified segment:

Packaging Segment	

The following tables summarizes the operating results for the three months ended March 31, 2009 and 2008 by segment:

	Packaging		Corporate Items		Consolidated
	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008	2009	2008
Revenue	$1,347,775	$1,779,312	$-	$-	$1,347,775	$1,779,312
Cost of Revenue	1,445,597	1,466,659	-	-	1,445,597	1,466,659
Gross Profit	(97,822)	312,653	-	-	(97,822)	312,653
Total Operating Expenses	405,542	389,311	48,840	139,715	454,382	529,026
Total Loss from Operations	(503,364)	(76,658)	(48,840)	(139,715)	(552,204)	(216,373)
Net (Loss) Income	$(663,423)	$58,857	$(57,016)	$(139,530)	$(720,439)	$(80,673)
Segment Assets	$16,663,691	$17,858,588	$300,094	$7,395,659	$16,963,785	$25,254,247

The following table summarizes the operating results for the nine months ended March 31, 2009 and 2008 by segment:

	Packaging		Corporate Items		Consolidated
	For the nine months ended March 31,		For the nine months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008	2009	2008
Revenue	$4,192,838	$4,543,867	$-	$-	$4,192,838	$4,543,867
Cost of Revenue	3,723,403	3,761,629	-	-	3,723,403	3,761,629
Gross Profit	469,435	782,238	-	-	469,435	782,238
Total Operating Expenses	875,792	707,037	258,840	140,000	1,134,632	847,037
Total Income from Operations	(406,357)	75,201	(258,840)	(140,000)	(665,197)	(64,799)
Net (loss) income	$(741,874)	$(1,293)	$(267,396)	$(140,315)	$(1,009,270)	$(141,608)
Segment Assets	$16,663,691	$17,858,588	$300,094	$7,395,659	$16,963,785	$25,254,247

REVENUES

During the three months ended March 31, 2009, our consolidated net revenues were $1,347,775 as compared to $1,779,312 for the three months ending March 31, 2008, a $431,537 decrease, or approximately 24.3%.

During the nine months ended March 31, 2009, our consolidated net revenues were $4,192,838 as compared to $4,543,867 for the nine months ending March 31, 2008, a $351,029 decrease, or approximately 7.7%.

The decline in our net revenues was mainly due to the economic slowdown and lower worldwide demand for packaging products.  We are unable to predict when conditions will improve, and if conditions do improve we do not expect our business will improve until our customers have access to credit.

COST OF SALES AND GROSS PROFIT

Cost of sales as a percentage of net revenues increased between periods, from 82.4% for the three months ended March 31, 2008 to 107.3% for the three months ended March 31, 2009.  This increase in cost of sales as a percentage of net revenues resulted in our gross profit decrease from $312,653 to a gross operating loss of $97,822 for the three months ended March 31, 2008 and 2009, respectively.

Cost of sales as a percentage of net revenues increased between periods, from 82.8% for the nine months ended March 31, 2008 to 88.8% for the nine months ended March 31, 2009.

The decline in our gross profits were mainly due to fixed overhead costs included in our total cost of sales, therefore our decrease in sales volume had a negative impact on our gross profit margins for the three and nine months ended March 31, 2009.

TOTAL OPERATING EXPENSES

Total operating expenses decreased $74,644, or 14.1%, from $529,026 for the three months ended March 31, 2008 to $454,382 for the three months ended March 31, 2009.  Operating expense as a percentage of net revenues increased from 29.73% to 33.7% for the three months ended March 31, 2008 and 2009, respectively.

Total operating expenses increased $287,595, or 34.0%, from $847,037 for the nine months ended March 31, 2008 to $1,134,632 for the nine months ended March 31, 2009.  Operating expense as a percentage of net revenues increased from 29.7% to 33.7% for the three months ended March 31, 2008 and 2009, respectively. .

Selling expenses increased $17,637, or 52%, from $33,782 for the three months ended March 31, 2008 to $51,419 for the three months ended March 31, 2009. Selling expenses as a percentage of net revenues increased from 1.9% to 3.8% for the three months ended March 31, 2008 and 2009, respectively.

General and administrative expenses increased $10, 219 or 2.9% from $355,244 for the three months ended March 31, 2008 to $365,463 for the three months ended March 31, 2009. General and administrative expenses as a percentage of net revenues increased from 20.0% to 27.1% for the three months ended March 31, 2008 and 2009, respectively.

TOTAL OTHER INCOME (EXPENSE)

We reported total other expense of $163,671 for the three months ended March 31, 2009, representing a increase of $310,480 from total other income of $146,809 for the three months ended March 31, 2008.

Also, we reported total other expense of $327,223 for the nine months ended March 31, 2009, representing a increase of $296,881 from total other expense of $30,342 for the nine months ended March 31, 2008.

In fiscal 2008, we recognized a one-time gain of approximately $1.6 million related to a reversal of a tax liability for amounts which had previously been accrued.  This one-time gain was recognized during the three month period ended December 31, 2007 and did not impact the current periods ended March 31, 2009.  Further, interest expense increased $147,158; this increase is primarily due to an increase in average interest rates on our outstanding notes and an increase in our notes payable balance.

TOTAL INCOME (LOSS) FROM DISCOUNTINUNED OPERATION

We reported a loss of $3.1 million and $2.8 million from discontinued operations for the three and nine months ended March 31, 2009. We recognized a loss on the disposition of our discontinued operations of $2,385,004 for the three and nine months ended March 31, 2009.

For the three and nine months ended March, 2009 we reported a net loss of $3,783,432 and $3,785,254, respectively, compared to net income of $237,994 and $2,197,404 for the three and nine months ended March 31, 2008.

The decrease in our net income between the periods is mainly due to the decline in net revenues caused by the global economic crisis, increased interest expense, and the loss related to our discontinued operations of $3,062,993 during the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2009 our working capital was approximately $1.8 million as compared to approximately $5.1 million at June 30, 2008.

As of March 31, 2009, we had $96,217 in cash and an accumulated deficit since inception of $5,586,098.  We had no restricted cash balance at March 31, 2009.

Cash used in operating activities for the nine months ended March 31, 2009 totaled $235,774 and was mainly comprised of our loss from operations of $1.0 million, advances on purchases of $1.4 million, and a decrease in other payables of $195,164, these were offset by a decrease in accounts receivables of $1.3 million, a decrease in inventories of $276,645, and non cash charges of $701,399 which included depreciation and amortization expense of $262,800, stock based compensation of $330,000 and allowances for doubtful accounts of $108,599.

For the nine months ended March 31, 2008 cash used in operating activities was $1,398,495 and was mainly comprised of an increase in inventories of $1.3 million, a decrease on advances on purchases of $1.1 million, and a decrease in accounts payables of $605,367. These were partially offset by a decrease in accounts receivable of $824,725 and a decrease in notes receivable of $419,511 and the non cash charges adjustments of depreciation and amortization of $420,165.

During the nine months ended March 31, 2009 cash used in investing activities was $164,426 related to capital expenditures, as compared to cash used in investing activities of $644,484 related to capital expenditures during the nine months ended March 31, 2008.

Cash provided by financing activities of $356,230 during the nine months ended March 31, 2009 was mainly comprised of proceeds from notes payables, exercise of warrants, and a reduction in restricted cash. Cash provided by financing activities during the nine months ended March 31, 2008 was $1,192,849 related to proceeds of notes payable.

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

Our Pulp and Paper segment was discontinued as of March 31, 2009 and was sold effective as of that date. Dragon Nevada acquired a 51% interest on June 29, 2007 and acquired the remaining 49% interest in Wellton on October 1, 2007.  We entered into an agreement with York Smooth Limited, the former shareholder of Wellton, pursuant to which we transferred all of our rights, title and interest in Wellton to York Smooth, Limited in exchange for 6,247,115 shares of our common stock. As a result 6,247,115 shares of the Company’s common stock held by York Smooth, Limited will be cancelled.  As of March 31, 2009, we recorded a loss on sales of discontinued operations of $2,385,004.  We recorded a loss of from discontinued operations for the three and nine months ended March 31, 2009 of $672,989 and $390,980, respectively.

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

The loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries; our ability to successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company; our acquisition efforts in the future may result in significant dilution to existing holders of our securities; our dependence upon one industry and segment of that industry; our ability to effectively integrate our acquisitions and manage our growth; the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States; our dependence upon advisory services provided by a U.S. company due to our management’s location in the People's Republic of China (“PRC”); intense competition in the packaging products and paperboard industries; the demand for our products is dependent upon the demand for the industry which we supply, the impact of economic downturn in the PRC on our revenues from our operations in the PRC; the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi; the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China; the impact of changes to the tax structure in the PRC; our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and the existence of extended payment terms which are customary in China; uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

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

All of our employees and the bulk of accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. Generally Accepted Accounting Principles. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, as of May 2009, the Company has not engaged one and we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. In general there is a lack of accountants in the PRC that meet our qualifications of being bilingual and well practiced in U.S. GAAP.  The lack of qualified accountants, coupled with the fact that the few accountants in the PRC that are bilingual and well practiced in U.S. GAAP demand a compensation package which far exceeds our financial resources, have been the principal impediments to our fulfillment of  such position with an appropriate candidate. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP.   In 2008, we engaged a consulting firm to assist in the creation, implementation and testing of internal controls, including disclosure controls and procedures.  In addition to performing test work in the PRC, the consulting firm trained and assisted our accounting staff as to appropriate processes and procedures.   However, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, and supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls and procedures.

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

None

ITEM 1A                      RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008

If we were to lose the services of any of our executive officers, our business and operations would be materially adversely affected.

Our success is largely dependent on the personal efforts of our executive officers, specifically David Wu, our Chief Executive Officer, President and Chairman of the board of directors and Ms. Xiali Gan, our Chief Financial Officer and director, The loss of the services of either of these members of management would have a material adverse effect on our business and prospects.  In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel.  Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

If we were to lose the services of key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries, our business and operations would be materially adversely affected.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel at our subsidiaries who perform key functions in the operation of our business.  Specifically we have identified Mr. Zhongming Yang, the vice general manager of our Yongxin subsidiary and Mr. Feng Yang, vice general manager of our Jin Kui subsidiary, as key employees.  Mr. David Wu, our President, CEO and Chairman, is the general manager of our Dragon Packaging subsidiary, our Ningbo Dragon subsidiary, and our Yonglongxin subsidiary.  There can be no assurance that we will be able to retain these officers as our employees.  The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations and the results of operations at these subsidiaries could be adversely impacted.

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

Our business is substantially dependent upon the paper industry in general.

       All of our revenue is derived from the manufacture and supply of paper products.  If there were to be a shortage of pulp or an oversupply of paper products our business would suffer.

We have discontinued the operations of Wellton, and are now solely dependent upon one segment of the paper industry.

        We are no longer as diversified as we were in the past and currently evaluate our business and our products in one segment, the packaging segment.  During the fiscal year ended June 30, 2008 and until  March 31, 2009, we evaluated our business and products in two segments: pulp and paper and packaging.  During the fiscal year ended June 30, 2008, we derived 87% of our revenue from the operations of Wellton.  As of March 31, 2009, due to the economic crisis, we discontinued the operations of Wellton and transferred all of our right, title and interest in Wellton to its previous owner.  Therefore our business is now entirely dependent upon the packaging segment.   If demand for our packaging products should suffer, our financial results would be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2009 we issued 2,554,750 shares of common stock to Capital One Resource Co., Ltd, a wholly owned subsidiary of China Direct Industries, Inc. as payment of interest on an outstanding laon in the amount of $1,021,272.

These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the common stock in this transaction qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The investor was an accredited investor and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted.  This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction did you issue any other securities this quarter?.

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

DRAGON INTERNATIONAL GROUP CORP.

May 19, 2009	By:	/s/ David Wu
David Wu,
Chief Executive Officer
(Principal Executive Officer)

May 19, 2009	By:	/s/ Xiali Gan
Xiali Gan,
Chief Financial Officer
(Principal Financial Officer)